Form 10KSB
period 1997-05-31
GK INTELLIGENT SYSTEMS INC
filed 1997-10-02
CIK 1024095

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                     For the fiscal year ended May 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          GK INTELLIGENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 0-22057

                DELAWARE                              84-1079784
       (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

               5555 SAN FELIPE, SUITE 625                 77056
        (Address of Principal Executive Office)        (Zip Code)

                                  713-840-7722
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer had no revenues for the 12 months ended May 30, 1997.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on August 29, 1997 was $6,303,652. As of August 29, 1997 registrant had 15,736,929 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                          ITEMS                                             PAGE


                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS........................................3

ITEM 2.        DESCRIPTION OF PROPERTIES.....................................15

ITEM 3.        LEGAL PROCEEDINGS.............................................15

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........15

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS...........................................15

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS..........................16

ITEM 7.        FINANCIAL STATEMENTS..........................................22

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................22

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
               ACT OFFER.....................................................22

ITEM 10.       EXECUTIVE COMPENSATION........................................24

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................26

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................26

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K..............................27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        This filing contains certain forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from its expectations. For factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by the Company filed with the Securities and Exchange Commission. The Company is a development-stage company that has generated no revenues since inception. The Company is dependent upon additional financing to effect its business plan and there can be no assurance that any such financing can be obtained. Key terms and phrases are defined in "-Glossary".

GENERAL

        GK Intelligent Systems, Inc., a Delaware corporation ("Company"), is a development stage enterprise currently developing "intelligent" computer software training and performance support products and applications. The Company intends to make such products and applications available via the Internet or other network systems on a fee per use basis. The products and applications being developed incorporate several new software technologies such as artificial intelligence, intelligent semantic agents, conceptual querying, adaptive dynamic interfaces, intelligent tutoring, object-oriented programming and active and visible graphical interfaces and databases. The Company's efforts to date have centered primarily on (i) the acquisition and development of its core software technologies from which a comprehensive range of future products and applications is being created, (ii) the establishment of long-term relationships with key individuals and institutions which management believes are critical to its long-term marketing plans, and (ii) securing the services of competent individuals capable of carrying out the Company's detailed development plans. During the period from inception (October 4, 1993) through May 31, 1997, the Company has realized no revenues and has an accumulated deficit of $12,201,379.

        The Company was incorporated in Delaware in February 1988 under the name Technicraft Financial, Ltd. In October 1991, its name was changed to LBM-US, Inc. ("LBM-US"). Pursuant to an agreement effective August 1994, GK-Texas transferred all of its assets and liabilities to LBM-US, a Delaware shell corporation with no significant assets or liabilities, in exchange for 6,758,920 shares of LBM-US Common Stock. The remaining 963,275 shares of LBM-US Common Stock out of a total of 7,722,195 shares outstanding were retained by the former owners of LBM-US in a transaction treated for accounting purposes as a purchase of the Company by GK-Texas, referred to as a "reverse merger". As the former stockholders of GK-Texas acquired approximately 88% of the capital stock of the Company pursuant to the reverse merger transaction, the Company's historical financial statements present the assets and liabilities of GK-Texas at their carrying values and include the historical operations of GK-Texas for all periods presented. Of the LBM-US shares of Common Stock issued to GK-Texas, a total of 6,375,000 shares were issued to Gary F. Kimmons and his family partnership. GK-Texas had been formed in February 1994 to produce and market multimedia computer-based skill-oriented training and performance support systems using artificial intelligence. The necessary technologies were acquired from I-NET Intelligent Systems, Inc., a Delaware corporation ("I-NET(Delaware)"), which Mr. Kimmons had formed prior to forming GK-Texas. In October 1993, I- NET(Delaware) had contracted with AT&T to develop the SMART ONE training program template pursuant to an Industrial Design Services Agreement ("AT&T Agreement"). In February 1994, the intellectual property and all rights and obligations under the AT&T Agreement were assigned by I-NET(Delaware) to GK-Texas. In August 1994, after acquiring all of the technology of GK-Texas, the Company, still named LBM-US, changed its name to GK Intelligent Systems, Inc.

        In November 1995, the Company acquired from Microelectronics and Computer Corporation ("MCC") the non-exclusive, worldwide, perpetual right and license to use various computer software tools and languages (referred to as CARNOT technology) via the issuance to MCC of 883,333 shares of the Company's Series A Preferred Stock. MCC is a consortium of nearly 80 corporations, public and non-profit agencies and universities who are cooperating and sharing information and technology in order to gain competitive business advantages for its members. The Company is not a member of MCC. The CARNOT tools and languages will allow the development of customized software applications capable of, among other things, heterogenous access to disparate databases, conceptual querying, data mining, adaptive dynamic interfaces, multimedia authoring, artificial intelligence and intelligent semantic agents.

        Using the purchased and licensed technologies described above, the Company's business strategy is to economically integrate information, enhance the value of the information to the market place by adding intelligent capabilities, and make it available world-wide on a fee per use basis. To implement its business plan, the Company is in the process of establishing an international GLOBAL INTELLIGENT NETWORK ("GIN"). This virtual network will serve as a distribution mechanism for an international service bureau providing corporate, governmental, academic and individual clients accessed to the Companys' intelligent performance support (expert assistance) products and applications to facilitate daily work activities, which the Company calls its SMART SUPPORT family of technologies. The three principal forms of intelligent performance support will be the Company's SMART PERFORM service (using intelligent agent technology for heterogeneous access of information in disparate databases and multimedia database authoring tools to present the information), SMART ENTERPRISE (a strategic resource model manager using intelligent agent technology and the heterogeneous access capability of SMART PERFORM) and SMART ONE (a computer based training system utilizing multimedia technology, artificial intelligence, an adaptive dynamic interface and advanced training methodologies to deliver a state-of-the-art training experience). Through its SMART SUPPORT family of technologies, management's goal is to NETWORK HUMAN INTELLIGENCE, by creating mechanisms that allow access by Lesser Developed Countries ("LDC's") of the Third World to technology of the Developed Countries. The Company's vision is a "virtual organization" linking its employees with strategic allies in aligned corporations and academic institutions around the world.

        In August 1995, the stockholders of the Company amended and restated its Certificate of Incorporation in its entirety primarily to increase the number of shares of capital stock and to adopt more favorable officers and directors indemnification and limitation of liability provisions available under Delaware law. In September 1997, GK-Texas was merged into the Company after approval by the boards of directors and majority shareholders of both companies. The Company's principal place of business is located at 5555 San Felipe, Suite 625, Houston, Texas 77056 and its telephone number is (713) 840-7722.

UN "FLAG TECHNOLOGY" DESIGNATION

        In October 1996, the SMART ONE trainer and the SMART SUPPORT family of technologies, including all of its corporate intranet applications, qualified for designation as a United Nations "Flagship Technology." The United Nations ("UN"), acting through the Global Technology Group ("GTG") of the United Nations Development Program ("UNDP"), identified the Company's technologies as appropriate to transfer to 130 LDCs. The mission of the GTG is to (i) increased LDCs' productive capacity through technology transfer, (ii) enhance LDCs' livelihood systems by making available to them state of the art technologies from the Developed Countries, and (iii) create comprehensive means for technology adaptation in LDCs through enterprise support, including private sector funding. The GTG uses the UN Flagship Technology Program ("UNFTP") as part of the implementation of its mission, to bring needed technology, entrepreneurs and production facilities together in LDCs.

        The UNFTP designation has recently become recognized as a legitimizing force and joins a list of other "sustainability labels" for technology, in the same manner that underwriter's laboratory ("UL") is recognized as a label for safety in technology. The Flagship Technology designation generates enthusiasm and commitment to such values as environmental care, social benefit, and local sourcing for talent and employment. The UNFTP designation has become a coveted label for companies seeking private sector financing and enables the GTG to mediate between the private sector and the needs of less developed countries. In some cases, the GTG has taken, and will continue to take, an active role in steering the enterprises participating in the UNFTP. Management believes that the UNFTP designation will provide a platform to market its SMART SUPPORT family of technologies on a world-wide basis.

GLOBAL INTELLIGENT NETWORK

        The Global Intelligent Network ("GIN") will serve as the distribution mechanism for an international service bureau providing corporate, governmental, academic and individual clients with intelligent performance support to facilitate daily activities. The Company has reached a written agreement with the United Nations Office of Projects and Services ("UNOPS") division of the United Nations to implement the SMART SUPPORT system on a first-step prototype basis within the UN's New York facilities. The initial focus of the prototype will involve both the human resource and information technology functions of the United Nations. The ultimate objective is to create a full intelligent service bureau to link over 100,000 United Nations personnel, experts, scientists and affiliates. The suite of artificial intelligence technologies will provide comprehensive global cross network platform access to the thousands of heterogeneous United Nations on-line databases and records, creating a relational facility with records, projects and planning functions. The SMART SUPPORT suite of technologies will allow the UN to integrate complex information needs and thereby create a more powerful and intuitive information delivery system. Management believes that the UN will obtain a higher efficiency and lower cost basis through the system's implementation.

        This technology in conjunction with the GIN also provides a multiple platform search capability that can reach beyond the United Nations' databases and onto the global Internet, should a more qualified candidate exist. The objective of the prototype is to demonstrate the Company's unparalleled agent technologies targeting an area of need specified by the UN. One such specified area is the need to simplify and expedite the process of qualifying potential candidates for UN job vacancies. Using GKIS' advanced data mining and semantic agent technologies, UN personnel will now have unparalleled access to potential candidates both on their internal databases and across the vast sources on the Internet. The Company's agents will query the UN personnel, then search continuously and autonomously for potential candidates, reporting back when the UN person logs back in to his or her computer. In addition, these agents will monitor the activity of "their" person, learning his or her habits and patterns, so the agents may offer unsolicited assistance or information related to the person's job. The agents could also be allowed to otherwise enhance "their" person's performance with job candidates which may work but which were outside any search parameters set by the person initially invoking the agents.

        The GIN represents an abstract layer of understanding that is the unification of related data on disparate systems located throughout the Internet. It is designed for multiple uses including intelligent performance support, data analysis, data acquisition, electronic commerce, resource management, information dissemination, and education. As one example, through the use of "Requester" and "Broker" agents, information can be brokered by the Company to members of the GIN. Institutions that have valuable research can recoup their research and development costs by selling that research to other institutions which will be saving research and development costs by not duplicating the same results. Individuals at institutions which are members of the GIN can have "Requester" agents constantly accessing information resources on the Internet acting in their proxy by searching for specific types of information on an on-going basis and returning those findings to the requesting individual. The Company intends to bill for the use of its products on the GIN utilizing a small per unit of use charge, based on time and bandwidth used. To that end it is negotiating with a few selected software companies, such as Xpert Systems. Ltd. in Israel, with the proper network accounting software, as identified by the UN Global Technology Group.

SMART ONE TRAINER

        DESCRIPTION OF TECHNOLOGY

        The Company's SMART ONE trainer is an advanced technology based on specifications determined by Mr. Kimmons and developed for the Company in conjunction with AT&T Global Information Solutions ("AT&T GIS"), a division of Lucent Technologies. The SMART ONE trainer is capable of real-time adaptation and customization of training to the individual, and as a template or engine, is ready for any content to be added to suit the customer's need. With an artificial intelligence ("AI") based engine, the program can provide instruction that is tailored to the needs of the individual and can guide the user to the most appropriate next step. The SMART ONE trainer provides individualized skill-oriented instruction, which will permit government agencies and corporations to provide more effective, timely and efficient training of employees with respect to applicable work procedures through the use of interactive multimedia computer software.

        The Company is presently developing several applications of the SMART ONE trainer, including an Internet trainer for all levels of computer users, from novice to experienced. The first such course will address the skills training required in understanding basic Internet operations. Entitled "Around the Web in 80 minutes", this introductory Internet training course will utilize the proprietary GKIS SMART ONE training engine to determine each user's initial skill level and provide the appropriate learning experience for that individual. The Internet training course will incorporate a functional dynamic user interface capable of capturing and recording the current performance level of the user, evaluating such user's performance against an expert user model, and adjusting the instructional session accordingly. "Around the Web in 80 Minutes", as well as all subsequent courses, will possess the full range of functionality, robustness, and architectural integrity typically found in commercial grade products. To date, no revenues have been derived from this product.

        The Company's SMART SUPPORT system applications will be designed to provide individual users with interactive training and skills support for a wide variety of products and services. The core of the system is the proprietary SMART ONE program which can be adapted to a wide variety of training applications. The first SMART ONE training program, developed for the Company by AT&T, is a PC-based template which guides the user through a series of lessons on the proper operation of a specific piece of equipment or machinery. For instance, a gas inspector can be taught to operate a gas meter through a series of on-screen instructional videos, graphics and tests. The program will teach the individual everything from how to turn the machine on to how to analyze a meter reading. Using a touch screen, mouse, joystick or keyboard, the student can interact with the training session and actually attempt to perform skills immediately following a tutorial. With the AI algorithms built into the programming, the SMART ONE training system can quickly determine how proficient the user is and then skip unnecessary training programs or suggest additional training which is already embedded in the system. Because of the program's ability to assess the individual's skills, this system can be used by experts who simply need to refresh their knowledge of certain skills, or learn new ones, but do not need to go through the cumbersome process of relearning skills that they are already proficient in, as well as by novices.

        The SMART SUPPORT system has also been designed with the flexibility to be used on the job to help support certain technical skills and to serve as an expert resource. A technician working with a gas company, for instance, could use the system to help him locate a certain valve in a housing complex and then show him the proper technique and tools necessary to close or open the valve. Unlike a standard training system, this flexibility makes the SMART SUPPORT system significantly more useful and cost effective because it can be used both in the classroom setting as well as in the field. The system has also been designed to work on a variety of computer platforms. The platform can range from a simple stand-alone 386 or 486 PC-based CD-ROM multimedia workstation to a local or wide-area network (LAN or WAN) delivery configuration. Initially, management strategy is to out-source the production and incorporation of visual and audio media, while Company personnel will configure the system and incorporate the AI algorithms.

        The SMART ONE trainer delivers a solution that provides skills development training in addition to the dissemination of knowledge. The system delivers multimedia-based training that selectively and uniquely adjusts to the needs of each individual being trained. Utilizing the latest technology, a multimedia enabled computer emerges as a highly personal and sophisticated "learning assistant". The training process includes both an initial assessment as well as a skill-building phase. In the assessment phase, the computer assesses the unique knowledge and skill level (I.E., strength and deficiencies) of the individual. Based on this assessment, the computer formulates a totally unique and personalized learning experience for the individual on a real-time basis. Strengths are acknowledged and rewarded. Skill and knowledge deficiencies are resolved "on-the-fly", with the computer-based intelligent tutoring system tailoring the experience as the individual proceeds. All of the individual's decisions and actions are recorded so that a complete picture of the person's skills and knowledge can be demonstrated.

        The SMART ONE training software has its development based on an end-user focused design process whereby training tasks are studied to determine how the individual learns, thinks, and performs a required task. From this evaluation, course content descriptions are generated to guide the software development process.

        The training software is capable of tailoring the training modules to what each student knows, and is capable of tailoring the module to the way each student likes to learn. The software is able to compare the student s performance to "expert" performance and adapts itself accordingly. It also recognizes the student's approach to learning and, when in doubt, asks for the student's preferences. The software then uses this information so that all users can learn at their own pace and in their own style.

        The SMART ONE training software provides the right amount of support at the right time by monitoring user performance, user interaction history and current task constraints. It is able to modify the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user. This training software technology is combined with superior multimedia interfaces to make training and performance support more useful, effective, timely and fun. The user learns actively by making choices, and the system responds with a full and varied array of graphics, animation, video, sound effects and touch interaction that reinforces correct performance and remedies incorrect performance.

        The SMART ONE training program has been designed as a series of training modules. Each module consists of approximately five multimedia skill building lessons which can run for as long as 30 minutes each. In general, a complete training course will consist of approximately 20 training modules. Since each individual to be trained has a different level of proficiency, the amount of time spent on each skill can vary from as little as two or three minutes for the system to quickly verify the proficiency of an expert to as many as 30 minutes to train someone who has no knowledge of a particularly difficult skill. Hence, an individual who is new to a skill could spend as many as 50 hours in training while an expert may only need a few hours to receive complete recertification training. The economics of this are particularly important to companies and government organizations which spend millions of dollars annually to send their staff to training programs or to recertify technical people on certain skills. These off-site programs also may include a significant amount of redundant materials and will result in the loss of productivity while the individual is away from the job.

        CHANGES IN TRAINING AND EDUCATION MARKET

        The market for training and education is undergoing a revolutionary change as new technologies are reshaping the way people learn. Often, the traditional concept of a classroom setting with one teacher lecturing to a group of students is replaced or supplemented, in many instances, with interactive multimedia tools such as video terminals and computers which can provide each student with more individualized instruction. Computer-based multimedia training is becoming more popular as the benefits become more defined. Companies are beginning to discover that the savings of training staff on-site using advanced technologies are considerable. Even though the costs to produce a multimedia training program are significant, they compare favorably to the travel, lost work time and expenses associated with most training programs.

        Government initiatives and comprehensive legislation increase the demand for additional cost-effective training systems. An example of such legislation is the Pipeline Safety Act of 1991 which outlines safety concerns and training requirements for the operation of pipelines transporting gas and hazardous liquids. Government workers and pipeline company employees will need to be trained under new government standards. Other legislation regarding the handling and transportation of hazardous materials and worker safety has also created a large demand for more comprehensive training.

        COMPANY'S PRODUCTS FOR THE CHANGING MARKET

        The demand for more cost effective and efficient educational training systems that use advanced technologies has created a market niche that many software and computer companies are trying to capitalize on. The Company believes that its SMART ONE trainer will be well-positioned to be a leading product in this market.

        In the training and education marketplace, the Company is involved in the design, development and production of computer-based, multimedia educational training and occupation-related performance support software. The software uses the latest advances in adaptive dynamic interface technology and AI. The Company has identified specific market segments within select industries and governmental agencies which it believes have an immediate need for the rapid development and implementation of' personnel training programs. These governmental agencies include Department of Transportation ("DOT"), Department of Defense ("DOD") and the General Services Agency ("GSA"). Mr. Kimmons has had a long relationship with the DOT, including its Transportation Safety Institute. As a contractor to DOT, Mr. Kimmons prepared job task analyses and training specifications for state and federal pipeline safety inspectors. During the same period, Mr. Kimmons also developed training courses for pipeline safety training for and in joint venture with major pipeline companies, which entailed his working closely with DOT personnel to ensure compliance with DOT training standards. Because of this longstanding relationship, Mr. Kimmons was favorably received when the Company asked the DOT which area of training it perceived to be the most critical. The DOT identified the area of hazardous materials handling ("Haz Mat") to be the most critical need for not only itself, but also the DOD and the GSA, both with which DOT shares responsibility for Haz Mat training. Because of this response and Mr. Kimmons' prior dealings with DOT, the Company is currently actively reviewing Haz Mat materials and personnel for content to load into the SMART ONE training engine for its next series of training courses.

        As the Company's core interactive training technology, SMART ONE has been designed to be adapted to a wide variety of educational applications and can potentially be delivered to a large population base. Since the system can be used both in the classroom as well as in the field to support certain technical skills, the extra utility makes it easier for companies to justify the costs related to implementing SMART ONE training. Initially, management intends to market the SMART ONE training technology, n the financial services, medical, manufacturing and government markets. These markets, which are driven by regulatory pressures from agencies such as the Securities and Exchange Commission, Department of Transportation, Environmental Protection Agency and the Occupational Safety and Health Administration, should provide the Company with an opportunity to introduce its products. It particularly applies to government employees who are involved in inspection and quality control and need to be trained in the proper operation of certain equipment and systems. Based on Mr. Kimmons' relationship with the DOT, the Company was invited to present its SMART ONE trainer to key decision makers in Washington affiliated with the Pentagon, Department of Transportation, and General Services Administration. Key personnel within these agencies have expressed an interest towards a future implementation of not only the Company's SMART ONE training technology but also its network delivery system as well. To date, no commitment has been made by the government and any implementation will involve the government budgeting and procurement processes, a lengthy process.

        An important component to the Company's growth strategy is maintaining control of the programming content. Management's strategy is for companies or organizations interested in developing a specific training course to contract with the Company to develop the program and then license from the Company the use of the software to train employees. This strategy has been adopted to maintain quality standards for all SMART ONE products, to foster a steady and growing revenue stream from each customer, as well as to assist the company in expanding its library of training programs and market opportunities.

        The Company intends to license its SMART ONE Trainer software programs to various private and public organizations on a fee-per-use basis. While it is expected that contract terms will vary based on expected usage and the complexity of the program that needs to be developed, management's current intent is to charge an average rate of $1.00 per minute per individual. Hence, an expert who only needs a few hours of recertification training may incur a lower expenditure while a novice learning a new job in its entirety could take numerous hours and incur a higher expenditure. Management believes that the average training per individual will be about 15 minutes per lesson, and, assuming 30 lessons, an average training program would probably take about 7.5 hours and cost about $450 per employee (under current pricing expectations). Based on its long- term experience in developing similar and related training applications (as explained above) and Mr. Kimmons' experience as training director for major corporations, management believes that this is approximately two-thirds less than the current cost of traditional classroom and computer-based training.

        COMPETITION IN THE TRAINING AND EDUCATION MARKETPLACE

        There are many companies which are developing interactive multimedia training products which address the Company's market, most of which have significantly greater financial, technical and personnel resources. Many of the major software companies have developed some form of educational product that can be run on PC-based systems. The majority of these products are designed for mass market appeal with a particular focus on the home market. Companies such as IBM and Microsoft, however, are involved in developing training products for the industrial marketplace and for schools and educational institutions. Other companies which produce educational software products for both the educational and industrial marketplace include Scholastic, Broderbund and Softkey International.

        However, very few of the computer based training programs utilize any significant artificial intelligence ("AI") in their implementation or interface with the user. A key reason why AI has experienced minimal competition to date has been the high cost of AI product (software code) reproduction . While the cost of "cloning" AI software has been a deterrent in the past, the Company's SMART ONE Trainer contains reusable code which minimizes any changes. This makes it possible for the AI "engine" which drives the Company's SMART ONE training to be used with minimal modification in a broad range of training applications and scenarios.

SMART PERFORM

        SMART PERFORM AND INTELLIGENT, SEMANTIC AGENTS

        SMART PERFORM will be a "suite" of computer programs, designed with the complexity of today's computer systems in mind. Today's complex computer systems are comprised of different types of hardware and software, many of which are extremely sophisticated, but are unable to communicate with each other. This means that accessing and sharing information across different systems is often impossible. In addition, the amount of information stored and accessed on computer systems is increasing at virtually immeasurable rates and is expressed and stored in different ways. These factors have created an interesting problem for those intent on creating a single "information superhighway".

        How does one find and retrieve information when and where it is needed, and in a form that is desirable? How can one determine what is actually available to be known and used? What is involved in integrating, structuring and managing complex information systems? SMART PERFORM is being developed as a solution to these problems and to others. With the SMART PERFORM it will be possible for a person to seek and obtain specific information in a specific form, such as text, video, or graphics. The information may be located on different computers in different places around the world. The context in which the information is sought may be that of a business presentation to be made, a training program to be developed, or a marketing plan to be written. This effectively eliminates problems related to differences in data format and accessibility. With SMART PERFORM, the information is accessed, retrieved, and returned to the user in a form compatible with the user's system.

        This is all accomplished with advanced computing technologies such as "semantic agents". In the computing world, agents are software which has been designed to perform sophisticated duties often bordering on the "thinking" capability of humans. Agents, for example, are assigned specific responsibilities such as accessing and retrieving information, or searching for trends and similarities among different forms of information. These activities may be triggered by a user's request, or they may occur without solicitation, although ultimately serving to benefit the user's needs.

        The advanced CARNOT technology licensed from MCC makes SMART PERFORM possible. SMART PERFORM is being designed as is a system for integrating information located in heterogeneous, distributed database systems throughout an enterprise or multiple enterprises, as well as locating, evaluating, retrieving and merging information in environments such as the Internet, where new information and new sources of information are constantly being added.

        When complete, SMART PERFORM will have the ability to dynamically integrate audio, video, text, database, movie and virtually any type of data file into one seamless, user friendly work space from anywhere on the Internet. For example SMART PERFORM would allow users at sites around the world to collaborate through a single, integrated environment, all working to finalize one document that has statistical data from the US, video files from China, music from India, and spreadsheets from Burma.

        As a suite of technologies, SMART PERFORM will offer the capability to perform conceptual searches of heterogeneous information on disparate computer systems, data mining, conceptual searches, network security, and intelligent performance support through the use of intelligent network "agents". The agents are highly sophisticated and capable of representing the needs, interests and work requirements of the user. In the financial services market, for example, SMART PERFORM could be applied to the specific needs and interests of stock brokers. For example, using SMART PERFORM'S intelligent agents designed for the financial sector, stock brokers could receive "expert" assistance in performing their jobs. With SMART PERFORM's intelligent agents working in the background, brokers could receive advanced guidance in making buy-sell decisions and tracking investments.

        Intelligent network agents (INA's) provide communication and support services enabling efficient navigation, retrieval, and integration of information contained in distributed databases on networks such as the Internet. These agents incorporate the use of software sub-routines that operate in the background of a system and perform actions on behalf of the user. Agents can be designed to perform autonomous context-sensitive database searches, integrating the data and returning only usable information. Intelligent agent technology should dramatically increase the effectiveness and efficiency of businesses. With instant access to the internal information used to manage the business, employees will be able to make optimal decisions based on a clear knowledge of the present state of the business. With instant access to external information sources on industry trends, competitors, and foreign and domestic markets, employees will be able to evaluate their decisions in the context of the broader marketplace.

        SALES AND MARKETING

        The rapid growth of information sources in both corporate networks and the Internet and the increased difficulty in finding and making effective use of that information has created a significant market opportunity. The Company believes that SMART PERFORM applications that incorporate its powerful and proprietary intelligent agent technology will assume leadership positions in their respective fields .

        In the field of INA technology, the Company is involved in the application and marketing of CARNOT intelligent agent technology acquired by license from MCC. The Company's business strategy is to apply and exploit CARNOT technology as SMART SUPPORT and additional content for the GIN. The Company will also provide turnkey application development and implementation services to clients desiring to incorporate INA technology in their existing line of business applications. In addition, the Company intends to provide SMART PERFORM services to clients through a service bureau model.

        Using various elements of SMART PERFORM, those with information to share with others will be able to use the Company's proprietary intelligent agents to describe the information so it can be found by others. For those needing information, other similar agents will cooperate with each other to find the information and bring it to them. SMART PERFORM's agents can be dispatched to continuously filter information, monitor activity, and represent the client in the network. The more sophisticated, or "smart" these agents are, the more value they provide and thus will command significant revenue.

        The Company intends to market the use of its SMART PERFORM technology to information rich/dependent organizations in financial services, high technology suppliers, network providers, information resellers, and the government. To date, no revenues have been derived from this product.

        COMPETITION

        Most of the competition for SMART PERFORM provides methodologies, management, design, and consulting services (e.g., Ariel PCS, Beacon Knowledge Group, Consultec, Gery Associates, PSS Group, RMR Conferences, User Technology, WPI, and Cognitive Technologies). Others do provide limited software support, but more oriented towards integrating existing software packages at a given client's site (e.g. Baydon Ltd., BNG Expert Systems, PTS Learning Systems, RWD Technologies, TTG Systems, and Usability Sciences). None claims to provide the intelligent, dynamic composition of resource information in the same manner as will SMART PERFORM.

        The use of intelligent network agents (INA's) in commercial applications like the INTERNET'S WORLD WIDE WEB is a relatively new phenomena. The increased use of INA's has been brought about by the surging use of first generation INTERNET search engines that exist in the market. These search engines are limited to key word searches that often provide much more information than can be practically used. INA's alleviate this problem by providing more useful context-sensitive information to the user. Potential competitors in the area of INA's are companies like Agents, Inc., an outgrowth of the Massachusetts Institute of Technology's Media Lab; WebWatcher, created at Carnegie Mellon University, AUTONOMY network agents created by Cambridge Neurodynamics; and U-MEDIA, created by Empirical Media. These organizations are in the very early stages of market deployment and enjoy no unique competitive advantage. The Company believes that rapid market deployment of its CARNOT technology and applications will lead to early prominence in the emerging market for network performance support and intranet security.

SMART ENTERPRISE

        Imagine the chief executive officer of a fortune 1000 corporation. The problem: managing an increasingly complex enterprise without the benefit of real-time, comprehensive and accurate information. The demand is increasing for the executive to make the right decision the first time, every time. Drawing upon revolutionary new computing technologies, the Company, has developed a dramatic new solution which brings the organization directly to the executive's fingertips. Now, the CEO can manage the company from the desktop. SMART ENTERPRISE offer a real-time window to any organization, from top to bottom. Through the SMART ENTERPRISE portal, anyone with the proper authority has the capability of accessing the corporation's vital information, information which heretofore was inaccessible and virtually useless due to legacy hardware and software. It is a powerful new tool which any CEO can use to make key strategic and operational decisions. Accounting data, inventory status, sales revenues, product margins, and other vital data are accessible on a real-time basis. In addition, SMART ENTERPRISE's powerful intelligent agents assist in monitoring and reporting their status. SMART ENTERPRISE offers a whole new world of management capabilities such as reduced work effort, lower cost and the elimination of inefficient processes, increased stewardship, feedback and control. To date, no revenues have been derived from this product.

        DATA CRYSTAL, acquired under exclusive worldwide license from the University of Southern California is a project that applies advanced data mining technologies to discovering useful patterns and trends from very large data sets. It uses a general mechanism called "metapatterns"' to integrate deductive database techniques, inductive data analysis tools, and human intuition into a continuous discovery loop that is both interactive and autonomous. It has been applied successfully in several real-world applications, including discovering common-sense regularities from a large knowledge base, finding circuit patterns from a telecommunications database, building prediction models from a chemical research database, and constructing fault detection rules from a semiconductor manufacturing control database. It will be used to complement Smart Enterprise. To date, no revenues have been derived from this product.

        SMART BEHAVIORAL MODEL MANAGER ("SBMM") is a specialized application of the data mining technology inherent in CARNOT and DATA CRYSTAL. When complete, the Company expects it to be one of the industry's most advanced device modeling applications. Modeling physical network devices by their behavioral characteristics in reference to the environment in which they operate will give the Network Administrator a better understanding of the true "health" of the network. SBMM is designed to interrogate the historical data collected and stored by any major, industry standard network management server ("NMS") in order to create optimal "Envelope Of Operation". These "Envelopes" can be created for virtually any industry standard management value. The first version of SBMM will implement standard SNMP data sets.

        SALES AND MARKETING

        SBMM is being designed for use in conjunction with standard network management server products from companies like Cabletron, HP, Sun Microsystems and IBM who already have large, well trained sales and support staff to support their NMS products. GKIS will leverage off of those organizations in order to reduce the cost of supporting the SBMM. These products will be marketed for a price based on network size, similar to the way the underlying management software is marketed. The marketing will be done for the most part by the salespeople for the underlying NMS product. The Company's software is a valued added that helps sell the underlying product. To date, no revenues have been derived from this product.

        Management believes that the anticipated market for SMART ENTERPRISE over the next twelve months is mid to large sized enterprises which are experiencing the need to improve the timeliness and quality of key enterprise data. Potential near-term markets include SAP customers, the "Big-Six" accounting firms, and the Fortune 1000.

        COMPETITION

        The Company is unaware of any direct competitor of Smart Enterprise, however it should be assumed that there will be competitors. Indirect competitors are work flow-enabled software products such as STAFFWARE, FLOWMARK, FLOWMAKER, SAP and others.

INTELLECTUAL PROPERTY

        The Company has applied for trademarks on Smart Support, Smart One Trainer, Smart Enterprise, Smart Perform and Global Intelligent Network. There can be no assurance that any trademarks will be issued. The Company has not filed for any patent protection with the United States Government, and relies upon licensed intellectual property.

        In November 1995 the Company exchanged 883,333 shares of Series A Preferred Stock in return for a non-exclusive, worldwide right and license to use the MCC technology. This license precludes the Company from granting sub-license and the terms for use are perpetual, provided the Company is not in breach. With this agreement, the Company gained access to key technology with which it will augment its three core product lines and technologies: SMART ONE, SMART PERFORM and SMART ENTERPRISE as it designs and provides content for the GLOBAL INTELLIGENT NETWORK.

        In May 1997, the Company acquired from the University of Southern California the Data Crystal License for a $25,000 license fee and certain royalty payments of 5%- 40% from sales related to the licensed technology, not less than $25,000 nor more than $200,000 per year. The license is perpetual and exclusive. The technology will be utilized in a substantial number of the Company's products.

        In October 1993, the Company entered into a sub-contract agreement with AT&T wherein AT&T developed for the Company a working prototype computer-based training system to address skills training for the operation of combustible gas indicators. The Company acquired this working prototype and paid AT&T approximately $445,000. This prototype combined features of the Company's proprietary SMART ONE program with tools developed by AT&T to provide a functional adaptive dynamic user interface capable of capturing and recording the current performance level of the user, evaluating that performance against an expert user model, and adjusting the instructional session accordingly. This prototype was the logical precursor to the current SMART ONE training product, and serves as the architecture for current products.

PRODUCT RESEARCH AND DEVELOPMENT

        As a development stage company, the Company has had no revenue to date and has incurred approximately $3.1 million in development stage cash outlays since inception, as well as the issuance of the preferred shares issued to MCC. For the fiscal years ending May 31, 1996 and 1997, research and development costs were $59,629 and $52,884, respectively, which represent internally created computer software products. It is expected that these expenses will continue, and likely increase, in the future. Pursuant to contractual agreement, certain third parties, including possibly customers, may perform research and development activities in the future.

EMPLOYEES

        As of August 29, 1997, the Company had nine employees. Of the nine employees, three are executive officers, three are product managers, two are research and development employees, and one is an administrative employee. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good. The Company intends to hire additional personnel, as needed, in the future.

GLOSSARY

"Adaptive dynamic interfaces"       Software which adjusts the presentation of
                                    data or information in reaction to the
                                    user's input, including evaluation by the software of the user's response to the computer program.

"AI algorithms"                     Mathematical formulae which allow computers
                                    to sort data systematically and derive
                                    conclusions from such data in a manner that mimics human intelligence to some degree.

"Application software"              Computer instructions designed to perform
                                    tasks or produce results for a user. For example, word processors, spreadsheets, and database management systems fall under the category of applications software.

"Artificial intelligence"           Software which simulates the reaction of a
                                    human being to data or external stimuli. The abbreviated term is "AI".

"Autonomous context-sensitive
   database searches"               The ability of computer software to scan
                                    through information contained in a
                                    particular system without user direction or control to find requested information in a manner which changes based on the software's perception of the type of data encountered.

"Computer data"                     The information stored in some form readable
                                    by a computer which is created by or acted upon by the computer system and its user.

"Computer hardware"                 The physical components of a computer. The
                                    storage devices and display devices are
                                    hardware.

"Computer software"                 The directions or instructions which control
                                    a computer and produce the desired work
                                    product or effect from its use, including both operating system software and applications software, as well as the data itself. Anything that can be stored electronically is software.

"Conceptual querying"               The ability of software to search for
                                    information based on descriptive terminology which discriminates among data by its characteristics or the relative value of the chosen characteristics.

"Data mining"                       The process of extracting useful information
                                    from large volumes of seemingly meaningless data.

"Developed Countries"               Also called "First World" countries. Those
                                    countries which have most optimally
                                    exploited their natural resources, whose citizens have higher natural living standards, productivity and other measurements of relative wealth.

"Disparate computer systems"        Computer systems which differ in operating
                                    systems or physical construction such that direct use of one computer's data by the other is difficult. See "disparate databases".

"Disparate databases"               Information stored on different types of
                                    computer systems, whether the differences are in operating systems, software or hardware. Usually direct access to data in the form it is stored on a computer is limited to other systems using the same operating system and/or the same software which created the record.

"Dynamic Hyperlinking"              The capability to create "on-the-fly"
                                    presentations from various text or other media files with no regard to the files' locations or type.

"Functionality, robustness, and
   architectural integrity"         Description of the greater usefulness,
                                    absence of failure and consistency of
                                    performance exhibited by mature software products sold to typical consumers.

"Heterogeneous access"              The ability to extract or otherwise use data
                                    (or information) contained in the database
                                    (or storage device or memory) of different types of computer systems which normally don't communicate readily with systems not using the same software or operating system.

"Hyperlink"                         An Internet term describing the word or
                                    phrase in a Web site document which gives the viewer ability to jump from one data location to another by mouse clicking.

"Intelligent tutoring"              The use of intelligent agents and adaptive
                                    dynamic interfaces to train or educate the user of the software in a manner approaching that of a human tutor.

"Internet"                          A loose confederation of computer networks
                                    around the world. The networks that make up the Internet are connected through several backbone networks. The Internet grew out of the U.S. Government ARPAnet project, and is specifically designed to have no central governing authority.


"Lesser Developed Countries (LDCs)" Also called Third World countries. The countries are described by the United
                                    Nations as in need of technology from the developed countries in an effort to improve relative to the wealthier countries.

"Multimedia database
   authoring tools"                 Software which stores all types of images,
                                    text, or other data and then arranges all into a coherent presentation based on rules or directions established by the user (the
                                    "author").

"Object-oriented programming"       Software which treats data, hardware
                                    devices, or even certain aspects of the
                                    software as objects which can be manipulated or addressed for further use.

"On-the-job training"               Personalized training programs provided to
                                    users according to their preferences.

"Operating system"                  The underlying software which allows
                                    application software to function without having to directly address each individual computer's hardware components.

"Performance support"               Providing as needed support to individuals
                                    in the course of their daily routine.

"Semantic agents"                   Advanced computing technologies. In the
                                    computing world, agents are software which has been designed to perform sophisticated duties often bordering on the thinking capability of humans. Agents could be assigned specific responsibilities such as accessing and retrieving information, or searching for trends and similarities among different forms of information. These activities may be triggered by a user's request, or they may occur without solicitation, although ultimately serving to benefit the user's needs.

"Strategic resource model manager"  Software which creates a representation of a business or government's distinctive
                                    characteristics or attributes and allows the user to manipulate each characteristic separately and realistically in a predictable manner.

"Systems software"                  Includes the operating system software and
                                    all the utilities software that enable the computer to function.

"Virtual organization"              An economic, business or governmental entity
                                    which has little infrastructure, relying instead on subcontractors and vendors to perform most of its functions.

"Web site"                          A site (location) on the World Wide Web.
                                    Each Web site contains a home page, which is the first document users see when they enter the site. The site might also contain additional documents and files. Each site is owned and managed by an individual, company or organization.

"World Wide Web"                    A system of Internet servers that support
                                    specially formatted documents. The documents are formatted in a language called HTML
                                    (HyperText Markup Language) that supports links to other documents, as well as graphics, audio, and video files. This means the user can jump from one document to another simply by clicking on hyper links.
                                    Not all Internet servers are part of the World Wide Web. There are software applications called Web browsers that make it easy to access the World Wide Web; two of the most popular are Netscape Navigator and Microsoft's Internet Explorer.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases approximately 4,500 square feet of office space in Houston, Texas, at an approximate cost of $15 per square foot pursuant to a five-year lease, which it believes will be adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades under the symbol "GKIS" on the OTC Electronic Bulletin Board. The market for the Company Common Stock on the OTC Electronic Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock since trading commenced on the OTC Electronic Bulletin Board on October 3, 1994, as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                            HIGH        LOW
                                          ---------   --------
                   FISCAL 1996
                   First Quarter ......    $ 8 1/4    $ 7 3/4
                   Second Quarter .....      3 3/4      1 1/4
                   Third Quarter ......      3 1/2        5/8
                   Fourth Quarter .....      1 3/4        3/8
                   FISCAL 1997
                   First Quarter ......    $ 1 5/8    $   1/2
                   Second Quarter .....      2 3/8        3/4
                   Third Quarter ......      3 3/8      2 1/16
                   Fourth Quarter .....      2 9/16     1 3/4

        On August 29, 1997, the last sales price of the Company's Common Stock as reported by the OTC Electronic Bulletin Board was $1 1/16. The Company believes that as of August 29, 1997, there were over 250 record owners of its Common Stock.

        It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA

        The selected historical and pro forma financial data set forth below for each of the years ended May 31, 1997 and 1996 and for the period from inception (October 4, 1993) through May 31, 1997 have been derived from the Company's historical financial statements. The selected pro forma balance sheet as of May 31, 1997 gives effect to the issuance of 2,900,000 million shares of Common Stock to the majority stockholder, employees and key professionals subsequent to May 31, 1997 as if the issuance had occurred on or before May 31, 1997.

        The Company is a development stage enterprise engaged in the acquisition, development and marketing of sophisticated software products and applications. To date, the Company has realized no revenues and its activities have been limited to the acquisition of software assets used to develop a comprehensive foundation for its planned line of intelligent products and applications, research and development of software products and initial marketing activities. As a result, management does not consider the historical results of operations to be representative of future results of operations of the Company.

                                                                    Historical
                                                          --------------------------------
                                                         Inception         Year ended
                                                        (October 4,          May 31,             Pro
                                                       1993) through  --------------------    Forma at
                                                        May 31, 1997    1996        1997    May 31, 1997(1)
                                                          --------    --------    --------    --------
                                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ..............................................   $   --      $   --      $   --

Expenses:
  Depreciation and amortization .......................      1,345         496         820
  Software research and development ...................        113          60          53
  President's compensation ............................      3,308         357       2,523
  Employee compensation ...............................        890        --           890
  Professional services ...............................      5,821         629       4,964
  Other general and administrative ....................        724         257         278
                                                          --------    --------    --------

Net loss ..............................................   $(12,201)   $ (1,799)   $ (9,528)
                                                          ========    ========    ========

Net loss per share ....................................   $  (1.44)   $   (.21)   $   (.89)
                                                          ========    ========    ========

Weighted average number of shares outstanding .........      8,461       8,392      10,671
                                                          ========    ========    ========

BALANCE SHEET DATA:
Assets:
  Current assets ......................................    $    407    $    407
  Computer software costs, net ........................       2,757       2,757
  Other assets ........................................         225         225
                                                           --------    --------

Total assets ..........................................    $  3,389    $  3,389
                                                           ========    ========

Liabilities and stockholders' equity (capital deficit):
  Accrued compensation ................................    $  5,800    $   --
  Other current liabilities ...........................         330         330
  Capital lease obligations, less current portion .....          93          93
  Stockholders' equity (capital deficit) ..............      (2,834)      2,966
                                                           --------    --------

Total liabilities and stockholders' equity
  (capital deficit) ...................................    $  3,389    $  3,389
                                                           ========    ========
-------------------
(1) The proforma presentation assumes that the issuance of 2,900,000 shares of the Company's Common Stock to the majority stockholder, employees and key professionals subsequent to May 31, 1997, occurred on or before May 31, 1997.

GENERAL

        The Company was formed in October 1993 and the results of operations for the period from October 4, 1993 (inception) to May 31, 1997 and for the years ended May 31, 1996 and 1997 reflect start-up costs and the costs of developing and commercializing the Company's software. The Company had a net loss of $12,201,379 and no revenues for the period from inception. The Company is currently completing (i) its first reseller end-user license of its SMART ONE Trainer with SGD Corporation ("SGD") to sell the Company's Internet trainer software with SGD's notebook computers and (ii) a demonstration (or pilot) project for the United Nations Office of Project Services ("UNOPS"). In May 1997, the Company entered into an agreement with SGD where it provided $2.5 million of barter credits to be used by the Company to reduce its cost of certain goods and services that are purchased through SGD subsequent to the date of the agreement. As of August 29, 1997, the Company had received no revenues from either the United Nations or SGD and there can be no assurance that any revenues will be received.

        Expenses incurred in connection with development projects are primarily related to staff salaries and subcontract costs and may sometimes be offset by any expense reimbursements paid by the customer for the development project. Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. The timing of any revenues from a successful development project will vary by project.

        Any Company revenues may vary significantly both in the case of consecutive quarters and in the case of a quarter compared to the corresponding quarter of the preceding year. Such variations may result from, among other factors, lengthy development and testing for SMART ONE Trainer and CARNOT derived applications that the Company might develop, timing of new product and service introductions by the Company and its competitors, changes in levels of the Company's operating expenditures, including the Company's expenditures on research and development, the size and timing of customer orders, the amount and timing of royalty payments and license fees by licensees, as well as consulting, training and maintenance fees, increased competition, reduced prices, the effect of currency exchange rate fluctuations, delays in the development of new products, the costs associated with the introduction of new products and the general state of national and global economies. The Company expects to derive substantially all of its revenues from transaction fees associated with the use of its software by end users, as well as royalties and license fees, and transaction, training and maintenance fees. Accordingly, any Company revenues 7will vary with the demand for its products and services. In addition, the Company expects that it typically will require significant up-front payments from customers if it establishes a site or entity-wide license arrangement. Accordingly, the timing of receipt of payments and the recognition of revenues in a given period could result in significant periodic fluctuations in liquidity and financial results. As a result of such factors, any revenues for any particular quarter are not necessarily indicative of any future results.

        The Company has suffered recurring operating loses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the Company's financial statements for the year ended May 31, 1997 regarding the uncertainty concerning the Company's ability to continue as a going concern. The current cash forecast indicates that there will be negative cash flow from operations for at least the first three quarters of the fiscal year ended May 31, 1998. The Company is currently seeking short and long time debt or equity financing sufficient to fund projected working capital and software product development needs. However, there is no assurance that any proceeds will be obtained or that the Company will reach a positive cash flow position in the future. Failure to obtain sufficient funding will adversely impact the Company's financial position.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, EARNINGS PER SHARE. SFAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1998 and its implementation is not expected to have a material effect on the financial statements.

        Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 19 is not expected to have an effect on the Company's financial statements as it currently discloses the information specified.

        In June 1997, the Financial Accounting Standards Board issued the two following disclosure standards; results of operations and financial position will be unaffected by implementation of these new standards.

        (a) Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SPAS 130 requires all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        (b) Statement of Financial Accounting Standards 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers . SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to evaluate the impact, if any, they may have on future financial statement disclosures.

RECENT DEVELOPMENTS

        For the year ended May 31, 1997, the Company incurred a net operating loss of $9,528,473, incurred in large part due to (i) the Board's actions in awarding 2,900,000 shares of the Company's common stock valued at $ 5.8 million to officers, directors, employees and key professionals in recognition of their services and loyalty to the Company and (ii) expenses for corporate matters undertaken with respect to its underlying technology contracts and to prepare for the Company's initial filing of Form 10-SB. The Company's net loss for the year ended May 31, 1997 included $820,497 of depreciation and amortization. At May 31, 1997, the Company's total current assets (pro forma) were $406,988 and its total assets (pro forma) were $3,388,703. Current liabilities (pro forma) at May 31, 1997 were $329,714, total long-term liabilities (pro forma) were $93,353 and stockholders' equity (pro forma) was $2,965,636.

RESULTS OF OPERATIONS

        REVENUES. There were no revenues for the year ended May 31, 1997 and none for the period from October 4, 1993 (inception) to May 31, 1997. The Company does not expect to begin to realize any significant revenues from such agreements until at least the end of the third quarter of the fiscal year ended May 31, 1998. The Company has also entered into an exclusive licensing agreement with a computer manufacturing which calls for only non cash consideration in the stated amount of $2,500,000, which the Company expects to utilize to reduce its future cash operating costs, primarily in the area of major media advertising.

        EXPENSES. The Company's expenses are primarily officers and employee compensation and related employee costs, research and development costs, professional fees, depreciation and amortization and other general and administrative expenses.

        Expenses during the fiscal year ended May 31, 1997 increased by $7,728,956 (430%) over the year ended May 31, 1996, primarily due to increases in officers compensation and professional fees. Research and development expenses decreased by 11 % to $52,884 in the fiscal year ended May 31, 1997, compared to $59,629 in the fiscal year ended May 31, 1996. The Company expects to incur substantially increasing research and development expenses in the foreseeable future. Marketing expenses were inconsequential in these years but are expected to increase in the future. General and administrative expense increased by 8% to $278,436 in the fiscal year ended May 31, 1997, compared to $256,954 in the fiscal year ended May 31, 1996. Employee compensation increased to $889,527 in the fiscal year ended May 31, 1997, compared to none in the fiscal year ended May 31, 1996. In addition, for the fiscal year ended May 31,1997 there were an average of six employees compared to none for the fiscal year ended May 31, 1996. The increase in general and administrative expense was primarily because the Company moved its offices, consisting of 1400 square feet, from Atlanta to Houston, and increased the offices' size to 4500 square feet.

        Depreciation and amortization increased by 65% to $820,497 in the fiscal year ended May 31, 1997 compared to $496,127 in the fiscal year ended May 31, 1996. Depreciation increased because of new furniture and equipment purchased for the new location and amortization increased because major acquisitions of software were amortized longer periods of time in 1997 than in 1996.

        Officers compensation increased by 606% to $2,523,443 in the fiscal year ended May 31, 1997 from $357,473 in the fiscal year ended May 31, 1996. Professional fees increased by 689% to 4,963,686 in the fiscal year ended May 31, 1997, compared to $629,334 in the fiscal year ended May 31, 1996. These increases were principally due to the fact that in the fiscal year ended May 31, 1997, the Company awarded 2,900,000 shares of its restricted common stock to officers, employees and key professionals in recognition of their services and loyalty to the Company from inception or hire date, and the shares were valued at the market value on the date of the award. However, since the shares were not formally issued until after May 31, 1997, the pro forma balance sheet as of May 31, 1997 reflects the common stock issuance as if it had occurred on or before May 31, 1997. Most of the remaining increase represents approximately $100,000 in legal fees associated with financing activities and the filing of Form 10-SB to become a reporting company. The Company expects continued significant legal costs to be incurred in connection with corporate matters undertaken in compliance with the reporting obligations applicable to it as a newly reporting public company .

        As of May 31, 1997, for federal income tax purposes, the Company reported an aggregate of approximately $4,859,000 of available net operating loss ("NOL") carry-forwards incurred during the period from its inception (October 4, 1993) to May 31, 1997. These NOL carry-forwards may be available to the Company to offset future taxable income through the year 2012. However, the conversion of some or all of the outstanding shares of Series A Preferred Stock or outstanding common stock warrants, or other future issuances of common or preferred stock may result in a change in control for federal income tax purposes that could significantly limit the amount of the NOL that could be used to offset future taxable income in any one year. There can be no assurance that the Internal Revenue Service will not challenge the existence or the amount of such NOL carry forwards.

        FOREIGN EXCHANGE.

        The Company currently has no exposure to foreign currency exchange rate fluctuations. The Company will seek to minimize its exposure to foreign currency exchange rate fluctuations by requesting that its customers, distributors, and VARs enter into contracts denominated in United States dollars or by entering into transactions to attempt to hedge some of the risks of foreign currency exchange rate fluctuations.

        HISTORICAL CASH FLOWS.

        OPERATING ACTIVITIES. Cash used in operating activities for the year ended May 31, 1997 was $1,238,289, an increase of $478,331 from that of the year ended May 31, 1996 and more than half of the $2,237,426 cash used in operations for the period from October 4, 1993 (inception) to May 31, 1997. The cash was used primarily to pay the Company's expenses for officers and employee compensation and related employee costs, research and development costs, professional fees, and other general and administrative expenses.

        INVESTING ACTIVITIES. In addition to funding its operating activities, the Company used cash to purchase software and other capital items, $131,143 and $39,215, respectively, during the year ended May 31, 1997 and $130,000 and $13,136, respectively, during the year ended May 31, 1996. Including organization costs of $78,745, the Company has used $798,366 for software and other capital expenditures since inception (October 4, 1993) through May 31, 1997.

        FINANCING ACTIVITIES. The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements, which total $2,936,965 through May 31, 1997. Over one-half of the total proceeds from private placements, or $1,806,156, was received in the year ended May 31, 1997 and almost one-third, or $904,408, received in the year ended May 31, 1996. The company also received financing in the form of loans, primarily from investors and not financial institutions. Of the total of $566,269 in loans received by the Company from inception (October 4, 1993) through May 31, 1997, the Company repaid $471,257 via the issuance of 250,000 restricted shares of its Common Stock during the year ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date primarily through private sales of its equity securities. The Company has raised a total of approximately $3,408,222. Of this total, $471,257 was raised in connection with the initial capitalization of the Company at its merger with LBM-US, Inc. and the conversion of the related debt in the year ended May 31, 1996, $226,401 was raised in private placements of equity securities in the period from inception (October 4, 1993) through May 31, 1995, $904,408 in private placements of equity securities in the year ended May 31, 1996 and $1,806,156 in private placements of equity securities in the year ended May 31, 1997. In addition to the sale of equity securities, the Company issued its convertible preferred shares for software technology valued at $3,389,432 in the year ended May 31, 1996.

        Accounts payable and accrued compensation increased by $5,535,038 to $6,107,566 at May 31, 1997 from $572,528 at May 31, 1996. Such increase in accounts payable and accrued expenses is primarily due to an increase in accrued compensation arising from the Board's actions in awarding 2,900,000 shares of stock to officers, directors, employees and key professionals for services. At May 31, 1997, the Company had negative working capital of $5,722,726, arising from the valuation of the accrued stock compensation of $5,800,000. Pro forma working capital at May 31, 1997, reflecting the issuance of stock in payment of the accrued compensation after balance sheet date, was $77,274.

        Based on the Company's current plan of operations it is anticipated that its current cash balance will provide sufficient working capital for at least three months. The Company will need additional financing during such three month period and thereafter if demand for SMART ONE training or its other products is sufficiently great to require expansion at a faster rate than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment. Additionally, the Company may require significant additional financing to complete any acquisition. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. To date, the Company has no commitment for any such additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. The Company does not expect that its internal source of liquidity will improve until net cash is provided by operating activities and, until such time, the company will rely upon external sources for liquidity.

        Over the next 12 months, the Company intends to develop SMART ONE training products, as well as its SMART ENTERPRISE products and its SMART SUPPORT products such as SMART BEHAVIORAL MODEL MANAGER, SMART PERFORM and the UN demo project, carry out research and development on other potential intelligent agent- heterogenous access, Carnot derived applications and market SMART ENTERPRISE to large scale computer users and SMART BEHAVIORAL MODEL MANAGER to various VARs. Additionally, the Company will seek to offer the use of SMART ONE Hazardous Materials Trainer through a joint venture with the U.S. Department of Transportation, as a service bureau offering electronic data interchange services using SMART ONE to customers who believe their need for SMART ONE training is not constant enough to warrant a direct end-user license. The Company expects that the initial start-up costs for the DOT/HazMats Division will not exceed $250,000. Because no one customer is expected to generate significant revenue, the profitability of the DOT/HazMats Division will depend upon the Division having a large volume of customers. The Company intends to add approximately 20 staff members during the next 12 months. These will be primarily for (i) installation, consulting and support relating to SMART ONE training applications, SMART BEHAVIORAL MODEL MANAGER and SMART ENTERPRISE and
(ii) sales and marketing to large scale computer users and VARs. Employee costs are expected to increase significantly as a result of the salaries and benefits of the additional personnel who will be hired during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

        The financial statements of the Company commencing on page F-1 have been audited by BDO Seidman, LLP, independent certified public accountants, to the extent and for the periods set forth in their reports (which contain an explanatory paragraph regarding the Company's ability to continue as a going concern) appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Alonzo & Wells, LLP, the Company's independent accountants resigned on August 3, 1997. The reports of Alonzo & Wells, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that they were modified as to uncertainty as follows, "The Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern." In connection with its audits for the two most recent fiscal years and through August 3, 1997, there have been no disagreements with Alonzo & Wells, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Alonzo & Wells, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

        On August 3, 1997, the Company engaged BDO Seidman LLP as its principal accountant to audit the Company's financial statements for the fiscal years ending May 31, 1996 and 1997 and for the period from inception (October 4, 1993) through May 31, 1997. BDO Seidman LLP was not engaged by the Company during the Company's two most recent fiscal years or the interim period from June 1, 1997 (the beginning of the Company's current fiscal year) through August 3, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The Company's directors and executive officers are:

          NAME                      AGE    POSITION
          ----                      ---    --------
          Gary F. Kimmons           46     Chairman of the Board of Directors,
                                           Chief Executive Officer and President

          Joseph D. Ben-Dak, Ph.D.  53     Vice Chairman of the Board and
                                           Senior Vice President-International
                                           Affairs

          Rodney L. Norville        50     Vice President and General Counsel

        GARY F. KIMMONS has served as chairman of the board and chief executive officer of the Company since August 1994. Mr. Kimmons is also a director, officer and principal shareholder of GK-Texas, I-NET(Delaware) and Gary Anthony, Inc., a Texas corporation. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. From 1986 until forming I-NET(Delaware) in 1993, Mr. Kimmons operated Gary Anthony, Inc, a privately held corporation specializing in developing training programs. From 1981 to 1986, Mr. Kimmons was the manager of human resource development and employee communications at Reading & Bates Corporation. Mr. Kimmons received a bachelor of science degree in psychology, anthropology and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

        JOSEPH D. BEN-DAK, PH.D. has served as vice chairman of the board of directors, in charge of international affairs, since September 1996. He has recently undertaken the full-time project on behalf of the Company, as Senior Vice president, to establish world wide alliances in furtherance of the Company's Global Intelligent Network. He is currently on leave of absence from the United Nations, where his last position was as Chief of the Global Technology Group of the United Nations Development Program. Dr. Ben-Dak's professional credentials include international intellectual property rights, and assignments as a governmental advisor on matters including strategic economic planning, security and defense. He has been an advisor to the countries of Japan, Korea, Tanzania, Papua New Guinea, Colombia, and Brazil, as well as sixty other nations ranging from the Pacific Rim to Africa to Central America and North America. He was the Academic Director of the Israeli Air Force School for Senior Officers. He recently held positions, from 1989-91, as a Senior UN Official in building strategic management and joint venture development for newly industrialized countries. Dr. Ben-Dak has authored more than ten books and received Ph.D.s from the University of Michigan in Organizational Sociology and Conflict Resolution. He has also taught or lectured in 10 universities in seven different countries. Additionally, he is the United Nations representative on the World Trade Association of Industrial, Technological and Research Organization (WAITRO).

        RODNEY L.("ROD") NORVILLE has served as vice president and general counsel since December 1996. Mr. Norville has been a certified public accountant since 1971, has had his own legal practice since 1978, and is Board Certified in Tax Law by the Texas State Board of Legal Specialization. From 1975 to 1980, Mr. Norville was an assistant professor in the School of Business at Texas Southern University. Mr. Norville received a bachelor of arts degree in economics and business administration in 1969 from Rice University, a bachelor of science degree in accounting in 1970 from Rice University, a master of accounting degree in 1975 from the Jones Graduate School of Administration at Rice University, and a juris doctor degree from the University of Houston's Bates College of Law in 1978.

        The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. The Company has not established and does not maintain any compensation, audit, executive or nominating committees. All officers serve at the discretion of the Board of Directors.

        There are no family relationships between executive officers and directors. A non-executive officer, Kathryn Kimmons, is the wife of Gary Kimmons. Other than the director's compensation paid to Dr. Ben-Dak pursuant to his consulting agreement as disclosed in "Executive Compensation," no fees or other compensation are paid to directors for serving as a director.

SECTION 16(A) COMPLIANCE

        Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended May 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation           Long Term Compensation
                                -------------------           ----------------------
                                              Bonus/
                                               Other                Securities
                                              Annual                Underlying             All Other
 Name and Principal  Fiscal                   Compen-     Stock      Options/      LTIP     Compen-
      Position        Year    Salary          sation   Award(1)(2)     SARs       Payouts   sation
-------------------   ----   --------         -------   ---------   -----------   -------   -------
Gary F. Kimmons, ..   1997   $240,000(2)(3)      --       100,000     2,000,000      --        --
CEO ...............   1996   $240,000            --       240,000          --        --        --
                      1995   $240,000            --        92,580          --        --        --

Rodney L. Norville,   1997   $ 60,000            --       200,000          --        --        --
V.P ...............   1996       --              --          --            --        --        --
                      1995       --              --          --            --        --        --

Joseph D. Ben-Dak,    1997   $ 45,000            --        50,000       500,000      --        --
Sr. V.P ...........   1996       --              --          --            --        --        --
                      1995       --              --          --            --        --        --

---------------------
(1) These issuances of Company Common Stock were awarded for services rendered.

(2) In fiscal 1998, Messrs. Kimmons, Norville and Ben-Dak were issued 1,000,000 shares, 800,000 shares and 950,000 shares, respectively, for services rendered.

(3)     As of May 31, 1997, $154,723 of this salary was accrued.

        In December 1993, Mr. Kimmons entered into a three-year employment agreement with the Company that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base salary of $240,000, plus incentives (annual and long-term), retirement benefits, welfare benefits and fringe benefits customary for the Company's industry. Upon the termination of the employment agreement by the Company, other than for cause or disability, (i) the Company shall pay the employee an amount equal to approximately three times the sum of the annual base salary and the average of the last three annual incentive bonuses actually paid, and (ii) any such options owned by Mr. Kimmons shall immediately vest. In addition, in the event that any payment or distribution by the Company to Mr. Kimmons is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay to Mr. Kimmons an additional "gross-up payment" to compensate for such excise tax.

        In December 1996, Mr. Norville entered into a three-year employment agreement with the Company which provides for an annual salary of $120,000, plus retirement benefits, welfare benefits and fringe benefits customary for the Company's industry. Upon the termination of the employment agreement by the Company, other than for cause or disability, (i) the Company shall pay the employee an amount equal to approximately three times the sum of the annual base salary and the average of the last three annual incentive bonuses actually paid, and (ii) any such options owned by Mr. Norville shall immediately vest. In addition, in the event that any payment or distribution by the Company to Mr. Norville is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company shall pay to Mr. Norville an additional "gross-up payment" to compensate for such excise tax. In September, 1997, the Board increased Mr. Norville's salary to $180,000 and appointed him to a membership position on the Board of Directors.

        In September 1996, Dr. Ben-Dak entered into an outside director's and consulting contract which provides for director's fees of $5,000 per month, warrants to purchase 500,000 shares of Company Common Stock vesting over a five year period, as well as incentives for referrals and assistance with sales. In connection therewith, Dr. Ben-Dak was issued 50,000 shares of Company Common Stock. In June 1997, Dr. Ben-Dak's fee was increased to $20,000 monthly (or $240,000 annually) and his consulting services became full-time for the period of his leave of absence from the United Nations. At the same time, Dr. Ben-Dak was named Senior Vice President for International Affairs. In August 1997, Dr. Ben-Dak received 950,000 shares as compensation.

        In September 1997, the Company voted to pay Kathryn Kimmons a salary of $60,000 for her services as corporate secretary (a non-executive office).

STOCK OPTIONS AND WARRANTS

        During 1996 the Company adopted, and the Board of Directors approved, the 1995 Stock Option Plan. Pursuant to the plan, options to purchase up to 1,000,000 shares of Common stock may be granted to employees, officers and directors of the Company. The terms of such options are to be determined by a committee appointed by the Board of Directors and the exercise price of options must be 100% of the fair market value of a share of Common Stock on the date the option is granted. No options have been granted under the Company's Stock Option Plan. The Company does not maintain any long-term retirement or other benefit plan.

        The warrants to Dr. Ben-Dak and Mr. Kimmons were not granted under such plan. The following table provides information on the warrants granted by contract to the indicated officer and director:

                                INDIVIDUAL GRANTS

NAME                  SHARES UNDERLYING     PERCENT OF    EXERCISE PRICE    EXPIRATION DATE
                       WARRANTS GRANTED    TOTAL GRANTS
Joseph D. Ben-Dak            500,000             33.3%    75% of Market        09/30/06
Gary Kimmons              2,000,000              66.7%         $1.00           09/01/01

                      AGGREGATED WARRANT EXERCISES IN 1996
                           AND YEAR-END WARRANT VALUES

                    SHARES                  NUMBER OF SECURITIES               VALUE OF
      NAME         ACQUIRED    VALUE       UNDERLYING UNEXERCISED             UNEXERCISED
                      ON      REALIZED            OPTIONS                    IN-THE-MONEY
                   EXERCISE                                                   OPTIONS(1)
                                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Gary  Kimmons         -          -       2,000,000          -         $1,250,000      $      0
Joseph Ben-Dak        -          -           -           500,000      $        0      $203,125

----------
(1) Computed based on the differences between the fair market value and aggregate exercise prices.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of August 29, 1997, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

     NAME AND ADDRESS OF                   NUMBER OF SHARES OF COMMON           PERCENTAGE OF
     BENEFICIAL OWNER (1)                   STOCK BENEFICIALLY OWNED              OWNERSHIP
Kimmons Family Partnership,                         6,375,000                      40.5%
Ltd.(2)

Gary F. Kimmons                                     9,754,080(3)                   66.2%

Joseph D. Ben-Dak                                   1,000,000(4)                    6.4%

Rodney L. Norville                                  1,050,000(5)                    6.7%

Jedson Enterprises, Trustee(6)                      1,050,000                       6.7%

All executive officers and directors               11,804,080                      77.8%
as a group (3 persons)

-------------------------
(1) The business address of each principal stockholder is the same as the address of the Company's principal executive offices.

(2) Mr. Kimmons controls a family limited partnership of which he is general partner, and as such has the sole voting, investment and disposition power over the 6,375,000 shares of Company stock owned by the partnership. Prior to September 2, 1997, these shares were owned by GK-Texas, which formally merged with the Company on September 2, 1997.

(3) Includes the 6,375,000 shares owned of record by the Kimmons Family Partnership, which Mr. Kimmons controls, and warrants to purchase 2,000,000 shares of Company Common Stock expiring in 2001.

(4) Dr. Ben-Dak's shares do not include his unvested warrants to purchase 500,000 shares of Company Common Stock expiring in 2001.

(5) Includes the 1,050,000 shares owned of record by Jedson Enterprises, Inc., Trustee for Jenifer and Lara Norville, daughters of Rodney L. Norville.

(6) Mr. Norville is an officer and director of Jedson Enterprises, Inc., which is trustee of trusts which own 1,050,000 shares of Company common stock, and as such has the voting, investment and disposition power over these shares.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the Company's acquisition of intellectual property from GK-Texas, the Company issued Gary F. Kimmons and his family partnership 6,375,000 shares of Common Stock. In connection with the inception of the Company, Mr. Kimmons conveyed the intellectual property to a predecessor of GK-Texas for nominal consideration. From inception through fiscal 1995, Mr. Kimmons was issued 92,580 shares of Common Stock for services rendered for nominal consideration. During the fiscal year ended May 31, 1996, Mr. Kimmons was issued an aggregate of 240,000 shares of Common Stock for services rendered to the Company for nominal consideration. In September 1996, Mr. Kimmons was issued a five year warrant to purchase 2,000,000 shares of Company Common Stock at an exercise price of $1. During the Fiscal year ended May 31, 1997, Mr. Kimmons was issued an additional 100,000 shares of Common Stock for nominal consideration. In August 1997, Mr. Kimmons was issued 1,000,000 shares for nominal consideration. As of May 31, 1997, $154,723 of Mr Kimmons' salary was accrued.

        Jedson Enterprises, Inc. - Trustee, an entity controlled by Mr. Norville, acquired 24,000 shares of Common Stock at a purchase price of $.50 per share in May 1994, 26,000 shares of Common Stock for nominal consideration in January 1995, 100,000 shares of Common Stock for nominal consideration in December 1996, 100,000 shares of Common Stock for nominal consideration in May 1997, and 800,000 shares for nominal consideration in August 1997.

        In September 1996, Dr. Ben-Dak was issued a ten year warrant to purchase 500,000 shares of Company Common Stock at an exercise price of 75% of the market value on the date of exercise, and 50,000 shares of Company Common Stock. In August 1997, Dr. Ben-Dak was issued 950,000 shares of Company Common Stock as compensation for services rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are to be filed as part of the Registration
Statement:

        Exhibit No.        Identification Of Exhibit
        -----------        -------------------------
            2.1(1)         Certificate of Merger
            3(i)(1)        Certificate of Incorporation of the Company, and
                              Amendments thereto.
            3(ii)(1)       By-laws of the Company
            4.1(1)         Common Stock Certificate
            4.2(1)         Form of Warrant
           10.1(1)         Agreement with Microelectronics Computer Corporation
           10.2(1)         Agreement with AT&T
           10.3(1)         Gary Kimmons Employment Agreement
           10.4(1)         Rodney L. Norville Employment Agreement
           10.5(1)         Employee Stock Option Plan
           10.6(1)         Data Crystal Agreement
           23.1(1)         Consent of Independent Certified Public Accountants
----------
(1)     Filed previously on registration statement Form 10-SB SEC File No.
        000-22057.

    (b) There have been no reports filed on Form 8-K.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

  Report of Independent Certified Public Accountants........................ F-2

  Balance Sheet as of May 31, 1997 and pro forma Balance Sheet as of May
    31, 1997 restated for subsequent event (Note 12)........................ F-3

  Statements of Loss for the years ended May 31, 1997 and 1996 and the period from inception (October 4, 1993) through May 31, 1997............ F-4

  Statements of Stockholders' Equity (Capital Deficit) for the years ended
    May 31, 1997 and 1996 and the period from inception (October 4, 1993)
    through May 31, 1997.................................................... F-5

  Statements of Cash Flows for the years ended May 31, 1997 and 1996 and the period from inception (October 4, 1993) through May 31, 1997........ F-6

  Notes to Financial Statements............................................. F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
GK Intelligent Systems, Inc.

We have audited the balance sheet of GK Intelligent Systems, Inc. (a development stage enterprise) as of May 31, 1997, and the related statements of loss, stockholders' equity and cash flows for the years ended May 31, 1997 and 1996 and for the period from inception (October 4, 1993) through May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. as of May 31, 1997 and the results of its operations and its cash flows for the years ended May 31, 1997 and 1996 and for the period from inception (October 4, 1993) through May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                                BDO Seidman, LLP

Houston, Texas
August 29, 1997

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                                            PRO FORMA
                                                                              MAY 31,         MAY 31,
                                                                               1997        1997 (NOTE 12)
                                                                           ------------     ------------
                                     ASSETS
Current:
  Cash ..................................................................  $    348,465     $    348,465
  Prepaid expenses ......................................................        58,523           58,523
                                                                           ------------     ------------
Total Current Assets ....................................................       406,988          406,988
                                                                           ------------     ------------
Computer software costs, net (Notes 4 and 8) ............................     2,757,246        2,757,246
Other equipment, net (Note 3) ...........................................       177,722          177,722
Organization costs, net .................................................        39,372           39,372
Other ...................................................................         7,375            7,375
                                                                           ------------     ------------
Total Assets ............................................................  $  3,388,703     $  3,388,703
                                                                           ============     ============
             LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities ..............................  $    152,843     $    152,843
  Accrued compensation (Note 12) ........................................     5,800,000             --
  Due to majority stockholder (Note 7) ..................................       154,723          154,723
  Capital lease obligations, current portion (Note 5) ...................        22,148           22,148
                                                                           ------------     ------------
Total Current Liabilities ...............................................     6,129,714          329,714
                                                                           ------------     ------------
Capital lease obligations, less current portion (Note 5) ................        93,353           93,353

Commitments and Contingencies (Notes 2, 5, 7 and 9)

Stockholders' Equity (Capital Deficit) (Notes 1, 4, 7, 8, 9, 11 and 12):
 Series A preferred stock; redeemable and convertible
    with liquidation preference of $6.00 per share ......................     3,389,432        3,389,432
  Common stock ..........................................................        12,290           15,190
  Additional paid-in capital ............................................     5,965,293       11,762,393
  Deficit accumulated during the development stage ......................   (12,201,379)     (12,201,379)
                                                                           ------------     ------------
Total Stockholders' Equity (Capital Deficit) ............................    (2,834,364)       2,965,636
                                                                           ------------     ------------
Total Liabilities and Stockholders' Equity ..............................  $  3,388,703     $  3,388,703
                                                                           ============     ============

                          GK INTELLIGENT SYSTEMS, INC.
                        (A Development Stage Enterprise)

                               STATEMENTS OF LOSS

                                                                                            INCEPTION
                                                              YEAR ENDED  MAY 31,       (OCTOBER 4, 1993)
                                                         -----------------------------       THROUGH
                                                             1997              1996        MAY 31, 1997
                                                         ------------      -----------     ------------
Revenues ...........................................     $       --        $      --       $       --

Costs and expenses:
        Depreciation and amortization ..............          820,497          496,127        1,345,549
        Software research and development ..........           52,884           59,629          112,999
        President's compensation ...................        2,523,443          357,473        3,308,457
        Employee compensation ......................          889,527             --            889,527
        Professional services ......................        4,963,686          629,334        5,821,042
        Other general and administrative ...........          278,436          256,954          723,805
                                                         ------------      -----------     ------------
Net loss ...........................................     $ (9,528,473)     $(1,799,517)    $(12,201,379)
                                                         ============      ===========     ============
Net Loss Per Share of Common Stock .................     $       (.89)          $ (.21)    $      (1.44)
                                                         ============      ===========     ============
Weighted Average Number of Shares of
 Common Stock Outstanding ..........................       10,671,092        8,392,380        8,461,118
                                                         ============      ===========     ============

                          GK INTELLIGENT SYSTEMS, INC.
                        (A Development Stage Enterprise)

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                                                            DEFICIT
                                                                                                           ACCUMULATED
                                                   PREFERRED STOCK (A)   COMMON STOCK (B)    ADDITIONAL    DURING THE
                                                   -------------------  -------------------    PAID-IN     DEVELOPMENT
                                                   SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL       STAGE         TOTAL
                                                   -------  ----------  ----------  -------  -----------  ------------  -----------
Initial capitalization by majority stockholder ...    --    $     --     6,375,000  $ 6,375  $      --    $       --    $     6,375

Shares issued in private placements at $.50,
  $1.00, $1.50, $2.00 and $2.50 per share (net
  of commissions of $94,115) .....................    --          --       301,434      301      219,886          --        220,187
Shares issued to majority stockholder for services    --          --        92,580       93       51,036          --         51,129
Shares issued for professional services ..........    --          --        83,790       84       41,811          --         41,895
Shares issued in connection with reverse merger ..    --          --       963,275      963         (963)         --           --
Net loss .........................................    --          --          --       --           --        (873,389)    (873,389)
                                                   -------  ----------  ----------  -------  -----------  ------------  -----------
BALANCE, May 31, 1995 ............................    --          --     7,816,079    7,816      311,770      (873,389)    (553,803)

Series A preferred shares issued in connection
  with acquisition of software (Notes 4 and 8) ... 883,333   3,389,432        --       --           --            --      3,389,432
Shares issued in private placements at $1.00,
  $2.00, $2.50 and $3.00 per share (net of
  commissions of $1,065) .........................    --          --       607,369      607      903,801          --        904,408
Shares issued to majority stockholder for services    --          --       240,000      240      185,385          --        185,625
Shares issued for professional services ..........    --          --       200,166      200      297,179          --        297,379
Shares issued in settlement of debt ..............    --          --       250,000      250      471,007          --        471,257
Net loss .........................................    --          --          --       --           --      (1,799,517)  (1,799,517)
                                                   -------  ----------  ----------  -------  -----------  ------------  -----------
BALANCE, May 31, 1996 ............................ 883,333   3,389,432   9,113,614    9,113    2,169,142    (2,672,906)   2,894,781

Shares issued in private placements at $.875 and
  $1.00 per share (net of commissions of $61,306)     --          --     2,371,653    2,372    1,802,134          --      1,804,506
Shares issued to majority stockholder and
  employees for services .........................    --          --       296,110      296      706,716          --        707,012
Shares issued for professional services
  and expenses ...................................    --          --       508,652      509      940,665          --        941,174
Warrants issued to employees .....................    --          --          --       --         56,040          --         56,040
Warrants issued for professional services ........    --          --          --       --        290,596          --        290,596
Net loss .........................................    --          --          --       --           --      (9,528,473)  (9,528,473)
                                                   -------  ----------  ----------  -------  -----------  ------------  -----------
BALANCE, May 31, 1997 ............................ 883,333  $3,389,432  12,290,029  $12,290  $ 5,965,293  $(12,201,379) $(2,834,364)
                                                   =======  ==========  ==========  =======  ===========  ============  ===========

Notes:
------------
(A) $.001 par; 10,000,000 shares authorized
(B) $.001 par; 25,000,000 shares authorized

                          GK INTELLIGENT SYSTEMS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                                    Inception
                                                          Year ended May 31,        (October 4,
                                                      --------------------------   1993) Through
                                                         1997            1996       May 31, 1997
                                                      -----------    -----------    ------------
Operating activities:
  Net loss ........................................   $(9,528,473)   $(1,799,517)   $(12,201,379)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization ...............       820,497        496,127       1,345,549
      Issuance of common stock and warrants
        for various expenses ......................     7,681,831        483,004       8,258,020
      Changes in assets and liabilities:
        Other current assets ......................       (58,523)          --           (58,523)
        Accounts payable and accrued liabilities ..      (153,621)        60,428         418,907
                                                      -----------    -----------    ------------
          Net cash used in operating activities ...    (1,238,289)      (759,958)     (2,237,426)
                                                      -----------    -----------    ------------
Investing activities:
  Purchased software ..............................      (131,143)      (130,000)       (655,971)
  Organization costs ..............................          --             --           (78,745)
  Other capital expenditures ......................       (39,215)       (13,136)        (63,650)
                                                      -----------    -----------    ------------
          Net cash used in investing activities ...      (170,358)      (143,136)       (798,366)
                                                      -----------    -----------    ------------
Financing activities:
  Proceeds from private placements ................     1,806,156        904,408       2,936,965
  Proceeds from borrowings ........................          --           53,547         566,269
  Repayment of borrowings .........................       (68,327)       (50,650)       (118,977)
                                                      -----------    -----------    ------------
          Net cash provided by financing activities     1,737,829        907,305       3,384,257
                                                      -----------    -----------    ------------
Net increase in cash ..............................       329,182          4,211         348,465

Cash at beginning of period .......................        19,283         15,072            --
                                                      -----------    -----------    ------------
Cash at end of period .............................   $   348,465    $    19,283    $    348,465
                                                      ===========    ===========    ============

                            GK INTELLIGENT SYSTEMS,INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)

                           NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS AND ORGANIZATION

BUSINESS

GK Intelligent Systems, Inc. (the "Company"), formerly LBM-US, Inc. ("LBM"), is a development stage enterprise organized in the State of Delaware in 1988. The Company is principally engaged in the development and marketing of software products capable of (a) sophisticated real-time access to and interpretation of data and (b) interaction with, and adaptation to, the needs of software users (referred to as "intelligent" software). To date, the Company has realized no revenues and its activities have been limited primarily to the acquisition of software assets used to develop future products and applications, research and development of software products and initial marketing activities.

The software products described in (a) above include the Company's proprietary CARNOT technology, which is capable of accessing and evaluating large amounts of data on network systems, such as the Internet. The Company is currently developing specific business applications from this technology called SMART PERFORM and SMART ENTERPRISE.

The software technology described in (b) above, capable of evaluating a users' competence level and adapting training programs to the user's specific needs, is referred to as SMART ONE technology. This technology is currently being used to develop specific training software products (e.g., Internet training and Hazardous Material Disposal training).

REVERSE MERGER

Pursuant to an agreement effective August 15, 1994, LBM issued 6,758,920 shares of its common stock in exchange for all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation (GKIS-Texas), formerly I-NET Intelligent Systems, Inc. ("I-Net"). The remaining 963,275 common shares out of a total of 7,722,195 common shares were retained by the former owners of LBM. Prior to, and in conjunction with the transaction, LBM authorized a stock split of three and one-half shares to one for its existing shareholders. On August 18, 1994, LBM changed its name to GK Intelligent Systems, Inc.

This transaction resulted in the former stockholders of GKIS-Texas acquiring approximately 88% of the Company. Accordingly, the transaction has been treated for accounting purposes as a purchase of the Company by GKIS-Texas, referred to as a "reverse merger". As GKIS-Texas (formerly I-Net) is deemed to be the acquirer for accounting purposes, (a) its assets and liabilities are included in the financial statements of the continuing entity at their carrying values, (b) its operations are presented for all periods prior to August 15, 1994 and (c) its outstanding shares for periods prior to August 15, 1994 have been retroactively restated giving effect to the reverse merger transaction.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product development needs and is anticipating the general release of several software products into the market during 1998. However, there can be no assurance that the amount and terms of such debt or equity financing, or that the profits from the sale of software products in 1998 will be sufficient to fund the Company's software development expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

3.  SIGNIFICANT ACCOUNTING POLICIES

COMPUTER SOFTWARE COSTS

Costs of purchased software having alternative future uses (e.g., in developing other software products) are (a) capitalized when acquired, (b) amortized on a straight-line basis over their expected useful life of five years and (c) reported at the lower of unamortized cost or net realizable value.

Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

ORGANIZATION COSTS

Certain legal and professional fees associated with the organization of the Company have been capitalized as organization costs and are being amortized using the straight-line method over five years.

OTHER EQUIPMENT

Other equipment consists primarily of (a) office furniture and computer equipment under capital lease with a cost basis of $139,466 and (b) other purchased office equipment with a cost basis of $56,275. Other equipment is presented net of accumulated depreciation of $9,184 for assets under capital lease and $8,835 for other purchased assets in the accompanying balance sheets. Depreciation is provided generally on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset over an average period of five years.

INCOME TAXES

The Company uses the liability approach for accounting for income taxes. Under the liability approach, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to amounts expected to be realized.

LOSS PER COMMON SHARE

Net loss per share has been calculated using the weighted average number of common shares outstanding and any common stock equivalents, if dilutive, during the period presented. For the period from inception (October 4, 1993) through May 31, 1997, the weighted average number of common shares outstanding gives retroactive recognition to the reverse merger transaction described in Note 1.

ACCOUNTING ESTIMATES

The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion (APB) No. 15, EARNINGS PER SHARE. SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1998 and its implementation is not expected to have a material effect on the financial statements.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 is not expected to have an effect on the Company's financial statements as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued the two following disclosure standards; results of operations and financial position will be unaffected by implementation of these new standards.

  o Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  o Statement of Financial Accounting Standards 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

4.  COMPUTER SOFTWARE COSTS

Computer software costs consisted of the following as of May 31, 1997:

    Cost of purchased software used to develop other
     software products:
      Training software technology .......................          $   444,833
      CARNOT software tools and languages ................            3,389,432

    Other tools and product costs ........................              211,138
                                                                    -----------
                                                                      4,045,403

    Less accumulated amortization ........................           (1,288,157)
                                                                    -----------
                                                                    $ 2,757,246
                                                                    ===========

The CARNOT software tools and languages were acquired on November 2, 1995 via the issuance of 883,333 shares of the Company's Series A preferred stock (see
Note 8). The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed. Amortization of software costs during the years ended May 31, 1997 and 1996 amounted to $794,016 and $474,399, respectively. Amortization of software costs from inception (October 4, 1993) through May 31, 1997 amounted to $1,288,157.

5.  LEASES

The Company leases office furniture and equipment under capital lease agreements and office space and equipment under operating leases expiring through 2002.

A schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of May 31, 1997, and future minimum rental payments required under the long-term operating leases as of May 31, 1997 are as follows:

                                                         CAPITAL       OPERATING
YEAR ENDING MAY 31,                                       LEASES         LEASES
-------------------                                      ---------      --------
1998 ...............................................     $  38,633      $101,662
1999 ...............................................        32,249       103,541
2000 ...............................................        32,249       102,568
2001 ...............................................        32,249        88,637
2002 ...............................................        29,562        75,132
                                                         ---------      --------

Total minimum lease payments .......................       164,942      $471,540
                                                         =========      ========

Less - amount representing interest ................       (49,441)         --
                                                         ---------      --------

Present value of net minimum lease payments ........       115,501
Less - current maturities ..........................       (22,148)         --
                                                         ---------      --------
Long-term portion ..................................     $  93,353          --
                                                         =========      ========

Rent expense under operating leases was approximately $32,400 and $70,400, respectively, in 1997 and 1996. Rent expense for the period from inception (October 4, 1993) through May 31, 1997 was approximately $107,600.

6.  INCOME TAXES

The Company uses the liability method to record deferred income taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Net deferred income tax assets are comprised of the following at May 31, 1997:

                                                                       AMOUNT
                                                                    -----------
Net operating loss carryforwards .........................          $ 1,652,000

Differences between the financial
  reporting and income tax bases
  of accrued compensation resulting
  from the issuance of stock and
  warrants for services ..................................            2,778,000
                                                                    -----------
Gross deferred tax assets ................................            4,430,000
                                                                    -----------
Difference between the financial
reporting and income tax bases of:

    Computer software costs ..............................             (297,000)
    Other equipment ......................................               (7,000)
                                                                    -----------
Gross deferred tax liability .............................             (304,000)
                                                                    -----------
                                                                      4,126,000
  Valuation allowance ....................................           (4,126,000)
                                                                    -----------
  Net deferred tax asset .................................          $      --
                                                                    ===========

The income tax benefit differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax loss from operations due to the effect of net operating losses that are not currently utilizable.

Approximately $4,859,000 of tax loss carryforwards remain at May 31, 1997. The carryforwards expire in the following years:

 YEAR                                                                    AMOUNT
-----                                                                 ----------
2009 ...............................................                  $  239,000
2010 ...............................................                     655,000
2011 ...............................................                   1,607,000
2012 ...............................................                   2,358,000
                                                                      ----------
                                                                      $4,859,000
                                                                      ==========

Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the net operating loss ("NOL") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. This limitation, if applied, would limit the utilization of the NOL carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. The Company anticipates, however, that should a cumulative change in ownership of the Company in excess of 50% be deemed to occur within a retroactive three year period in connection with the conversion of outstanding Series A preferred stock, the conversion of outstanding common stock warrants or other securities transaction, the resulting limitation would not have a material impact on the Company's financial position as a 100% reserve has been established against the Company's net operating loss carryforwards.

7.  COMMITMENTS AND CONTINGENCIES

SOFTWARE SALES/BARTER CREDIT AGREEMENT

In an agreement dated May 25, 1997, the Company agreed to sell its Smart One training software to SGD for use on SGD's laptop computers exclusively for one year in exchange for SGD providing $2.5 million of barter credits to the Company. The barter credits are to be used by the Company to reduce its cost of certain goods and services that are purchased through SGD subsequent to the date of the agreement. Sales of Smart One software under this agreement will be recorded as revenue by the Company; however, the savings from barter credits received will be reflected as a reduction of the cost of goods and services purchased, as they are utilized. The transaction had no effect on the financial statements for the year ended May 31, 1997.

EMPLOYMENT AGREEMENTS

In December 1993, the Company entered into a three-year employment agreement with the president and majority stockholder that automatically renews at the end of its term for consecutive one-year periods, and which provides for annual base compensation of $240,000. In the event the employment agreement is terminated by the Company, other than for cause or disability, the agreement generally provides that (i) the Company must pay an amount equal to approximately three times the sum of the annual base salary and the average of the last three annual incentive bonuses actually paid, and (ii) any unvested warrants shall immediately vest.

At May 31, 1997, $154,723 of base compensation to the majority stockholder remained unpaid and is reflected as due to majority stockholder in the accompanying financial statements.

In December 1996, the Company entered into a three-year employment agreement with an officer of the Company containing identical terms to the employment agreement of the president and majority stockholder, except for an annual base compensation of $120,000. In September, 1997, the Company increased the officer's annual base compensation to $180,000 and appointed him as a member of the board of directors.

CONSULTING AGREEMENTS

During the year ended May 31, 1997, the Company entered into long term compensation agreements with a director and other sales, marketing and software development consultants. Minimum future commitments under such agreements are summarized in the following table:

YEAR ENDING
  MAY 31,                                                                AMOUNT
-----------                                                             --------
1998 ................................................                   $174,000
1999 ................................................                     84,000
2000 ................................................                     84,000
2001 ................................................                     84,000
2002 ................................................                     44,000
                                                                        --------
                                                                        $470,000
                                                                        ========

BUSINESS RISK

The Company has filed for trademark and servicemark protection for its various products and applications. However, even though there are no pending applications for any patents filed in either the U.S. or foreign countries with respect to any of the Company's technologies, no patents have been awarded to the Company to date. In the event that the trademark and servicemark rights are not ultimately granted to the Company, and the Company is not able to otherwise protect its proprietary information, there could be a material adverse effect on the Company's business, operating results and financial condition.

8.  SERIES A PREFERRED STOCK

Effective November 2, 1995, the Company issued 883,333 shares of Series A convertible, redeemable preferred stock to Microelectronics and Computer Technology Corporation ("MCC") in exchange for an exclusive license to commercialize certain computer software technology developed by MCC under its CARNOT Project (see Note 4). The Series A preferred stock has a stated value of $6.00 per share, a par value of $.001 per share, accrues dividends at 6% per annum beginning January 1,1998 and is convertible into 883,333 shares of the Company's common stock beginning January 1, 1998. Also beginning January 1, 1998, the Company has the right to redeem the shares at their stated value of $6.00 per share, plus any accrued and unpaid dividends. However, once notified of the Company's intention to redeem, MCC has the option to convert the preferred shares to common prior to the Company exercising its redemption rights. In addition, the preferred shares are entitled to vote beginning January 1, 1998 even if not converted. No redemption rights are held by the Series A preferred stockholders.

No Series A preferred stock dividends have been recorded in the accompanying financial statements as the period of dividend accrual does not commence until January 1, 1998. Furthermore, the preferred shares have not been included in the calculation of net loss per share for all periods presented as they are not convertible until January 1, 1998 and their effect, if convertible, would be anti-dilutive.

9.  COMMON STOCK WARRANTS

ISSUED FOR PROFESSIONAL SERVICES

During the year ended May 31, 1997, the Company granted vesting and non-vesting common stock warrants to consultants to purchase shares of the Company's common stock as follows:

  DATE                       EXERCISE     EXPIRATION
GRANTED                        PRICE          DATE         NUMBER        VESTED
--------                     --------     ----------     ---------       -------
 9/30/96 ..............           (1)        9/30/06       500,000          --
12/24/96 ..............       $ 2.00            --          50,000          --
 5/16/97 ..............         .875         5/16/07       325,000          --
 5/16/97 ..............         .875        12/31/97       171,429       171,429
                                                         ---------       -------
                                                         1,046,429       171,429
                                                         =========       =======

      (1) - 75% of three-month average fair market value

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No., 123), "Accounting for Stock Based Compensation", combined compensation expense for the above warrants of $1,075,580 will be recognized over the period that the warrants vest. Compensation expense recognized during the year ended May 31, 1997 amounted to $290,596 and is included in professional services in the accompanying financial statements.

As of May 31, 1997, no warrants had been exercised. The net loss per share of common stock for the year ended May 31, 1997 does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants as the effect of such exercise would be anti-dilutive.

ISSUED TO OFFICER AND EMPLOYEES

The Company has elected to continue to account for common stock warrants issued to officers and employees in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees". During the year ended May 31, 1997, the Company granted common stock warrants to the president and majority stockholder to purchase 2,000,000 shares of the Company's common stock at an exercise price in excess of the market price of the stock at the date of grant. Accordingly, no compensation expense was recorded as a result of this transaction. Also during 1997, the Company granted vesting common stock warrants to certain key employees at exercise prices lower than the market prices of the stock at the dates of grant. Accordingly, total related compensation expense of $581,250 will be recognized over the period the warrants vest. Compensation expense recognized during the year ended May 31, 1997 amounted to $56,040 and is included in employee compensation in the accompanying financial statements.

Effective for the years ended May 31, 1997 and 1996, the Company was required to adopt the disclosure provisions of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income or loss applicable to common shareholders and net income or loss per share as if compensation cost for the Company's common stock warrants had been determined in accordance with certain fair value assumptions used for grants in 1997, as follows: dividend yield of 0% for all years, expected volatility of 110%; an average risk free interest rate of 5.9% and an average expected life of 2.5 years.

Had compensation cost for the options issued during 1997 been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                  INCEPTION
                                                                 (OCTOBER 4,
                                           YEAR ENDED            1993) THROUGH
                                           MAY 31, 1997           MAY 31, 1997
                                          --------------         --------------
Net loss:
    As reported ..................        $    9,528,473         $   12,201,379
                                          --------------         --------------
    Pro forma ....................        $   10,630,229         $   13,303,135
                                          --------------         --------------
Net loss per share:
    As reported ..................        $         (.89)        $        (1.44)
                                          --------------         --------------
    Pro forma ....................        $        (1.00)        $        (1.57)
                                          --------------         --------------

The following table summarizes information regarding officer and employee common stock warrants outstanding at May 31, 1997:

  DATE                       EXERCISE   EXPIRATION
GRANTED                       PRICE       DATE           NUMBER         VESTED
-------                      --------    -------       ---------       ---------
9/01/96 ..............       $   1.00    9/01/01       2,000,000       2,000,000
2/07/97 ..............           1.00    2/07/07         150,000            --
2/21/97 ..............           1.00    2/21/07         150,000            --
                                                       ---------       ---------
                                                       2,300,000       2,000,000
                                                       =========       =========

ISSUED IN PRIVATE PLACEMENTS

During the year ended May 31, 1996, the Company issued common stock warrants in connection with certain private placements with terms as follows:

  DATE                       EXERCISE   EXPIRATION
GRANTED                       PRICE       DATE          NUMBER         VESTED
-------                      --------    --------     ---------       ---------
 7/31/95 ................    $   2.00     7/31/00       365,000         365,000
 7/31/95 ................        1.50     7/31/00       100,000         100,000
12/01/95 ................        1.00    12/01/97       404,003         404,003
                                                      ---------       ---------
                                                        869,003         869,003
                                                      =========       =========

As of May 31, 1997, no warrants had been exercised. The net loss per share of common stock for the years ended May 31, 1997 and 1996 does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants as the effect of such exercise would be anti-dilutive.

STOCK OPTION PLAN

During 1996, the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan. Pursuant to the plan, options to purchase up to 1,000,000 shares of common stock may be granted to employees, officers and directors of the Company. The terms of such options are to be determined by a committee appointed by the board of directors and the exercise price of options must be 100% of the fair market value of a share of common stock on the date the option is granted. As of May 31, 1997, no options had been granted under the plan.

10.  RELATED PARTIES

On September 1, 1996, the Company granted common stock warrants to the president and majority stockholder of the Company to purchase 2,000,000 shares of the Company's common stock (see Note 9).

The Company incurred non-cash compensation expense via the issuance of common stock to the president and majority stockholder during the period from inception (October 4, 1993) through May 31, 1997 as more fully described in Note 11.

The president and majority stockholder has provided working capital loans to the Company during 1996 and 1995 on an as needed basis. As of May 31, 1997, no loans were outstanding.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash compensation expense incurred during the period from inception (October 4, 1993) through May 31, 1997 was determined using the estimated fair market value of the Company's common stock or common stock warrants on the date such instruments were granted.

During the year ended May 31, 1997, the Company incurred non-cash compensation expense via the issuance of (i) 100,000 shares of common stock to the president and majority stockholder valued at $262,500, (ii) 444,443 shares of common stock for professional services and expenses valued at $829,083, (iii) 196,110 shares of common stock to key employees valued at $443,612, (iv) warrants for professional services valued at $290,596, and (v) warrants to key employees valued at $56,040.

During the year ended May 31, 1996, the Company incurred non-cash compensation expense via the issuance of (i) 240,000 shares of common stock to the president and majority stockholder valued at $185,625 and (ii) 200,166 shares of common stock for professional services valued at $297,379.

For the period from inception (October 4, 1993) through May 31, 1997, the Company incurred non-cash compensation expense via the issuance of (i) 432,580 shares of common stock to the president and majority stockholder valued at $499,415, (ii) 728,399 shares of common stock for professional services valued at $1,168,357, (iii) 196,110 shares of common stock to key employees valued at $443,612, (iv) warrants for professional services valued at $290,596, and (v) warrants to key employees valued at $56,040.

Accounts payable and accrued liabilities totalling $111,341 for professional services and expenses were converted to common stock during the year ended May 31, 1997.

The Company issued 883,333 shares of Series A preferred stock in exchange for computer software technology during the year ended May 31, 1996 (see Notes 4 and 8).

The Company issued 250,000 shares of its common stock in settlement of a note payable in the amount of $471,257 during the year ended May 31, 1996.

12.  SUBSEQUENT EVENT

On April 18, 1997, the Company's board of directors approved the issuance of a total of 2,900,000 shares of the Company's common stock to (a) the president and majority stockholder, (b) a director, (c) a consultant and (d) certain key employees for services performed valued at $2.00 per share, or $5,800,000. The accompanying financial statements as of and for the year ended May 31, 1997 reflect an accrual for the issuance of such shares.

On August 29, 1997, the Company formally issued the shares described above. Accordingly, the accompanying financial statements include a proforma balance sheet presentation as of May 31, 1997 presenting the effect of the common stock issuance as if it had occurred on or before May 31, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           GK Intelligent Systems, Inc.

           By /s/ GARY F. KIMMONS
              Gary F. Kimmons, President, Chief Executive
                   Officer and Director

                          ----------------------------

        Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

Signature                        Title                             Date
---------                        -----                             ----

/s/ GARY KIMMONS        President, Chief Executive Officer    October 2, 1997
Gary Kimmons              and Director

/s/ ROD NORVILLE        Director, Chief Financial Officer,    October 2, 1997
Rod Norville              Chief Accounting Officer

/s/ JOSEPH BEN-DAK      Director                              October 2, 1997
Joseph Ben-Dak