Form 10QSB
period 1997-08-31
GK INTELLIGENT SYSTEMS INC
filed 1997-10-24
CIK 1024095

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

                         Commission file number: 0-22057

                          GK INTELLIGENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    84-1079784
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)

                           5555 SAN FELIPE, SUITE 625
                                HOUSTON, TX 77056
                         (Address of principal offices)

                                 (713) 840-7722
                         (Registrant's telephone number)

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

                              Yes    [X]       No [ ]

Issuer had no revenues for the quarter ended August 31, 1997.

As of October 15, 1997 registrant had 15,935,619 shares of Common Stock outstanding.

                          GK INTELLIGENT SYSTEMS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.                                                PAGE NO.

PART I-FINANCIAL INFORMATION


      ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheet as of August 31, 1997........................3

                  Statements of loss for the three months ended
                    March 31, 1997 and 1996..................................4

                  Statements of cash flows for the three months ended
                    March 31, 1997 and 1996..................................5

                  Notes to financial statements..............................6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............7

PART II-OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS..........................................9

      ITEM 2.     CHANGES IN SECURITIES......................................9

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................9

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................9

      ITEM 5.     OTHER INFORMATION..........................................9

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................9

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                    AUGUST 31,
                                                                       1997
                                                                   ------------
                                     ASSETS
Current:
  Cash .........................................................   $    216,010
  Prepaid expenses .............................................         52,519

Total Current Assets ...........................................        268,529

Computer software costs, net ...................................      2,606,132
Other equipment, net ...........................................        178,348
Organization costs, net ........................................         35,435
Other ..........................................................          7,191
                                                                   ------------
Total Assets ...................................................   $  3,095,635
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities .....................   $     86,979
  Due to majority stockholder ..................................        145,851
  Capital lease obligations, current portion ...................         16,920
Total Current Liabilities ......................................        249,750
                                                                   ------------
Capital lease obligations, less current portion ................         88,974
                                                                   ------------
Commitments and Contingencies

Stockholders' Equity (Capital Deficit):
  Series A preferred stock; redeemable and convertible
    with liquidation preference of $6.00 per share .............      3,389,432
  Common stock .................................................         15,800
  Additional paid-in capital ...................................     12,657,641
  Deficit accumulated during the development stage .............    (13,305,962)
                                                                   ------------
Total Stockholders' Equity (Capital Deficit) ...................      2,756,911
                                                                   ------------
Total Liabilities and Stockholders' Equity .....................   $  3,095,635
                                                                   ============

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                            AUGUST 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------      -----------
Revenues ....................................     $       --        $      --

Expenses:
   Depreciation and amortization ............          215,090          199,188
   President's compensation .................           60,000           60,000
   Employee compensation ....................          386,726             --
   Professional services ....................          314,104           62,178
   Other general and administrative .........          128,663           23,372
                                                  ------------      -----------

Net loss ....................................     $ (1,104,583)     $  (344,738)
                                                  ============      ===========
Net Loss Per Share of Common Stock ..........     $       (.09)     $      (.04)
                                                  ============      ===========
Weighted Average Number of Shares of
   Common Stock Outstanding .................       12,775,988        9,282,992
                                                  ============      ===========

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH

                                                         THREE MONTHS ENDED
                                                              AUGUST 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------    ---------
Operating activities:
  Net loss .........................................   $(1,104,583)   $(344,738)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization ................       215,090      199,188
      Issuance of common stock and warrants
        for various expenses .......................       468,794        2,833
      Changes in assets and liabilities:
        Other current assets .......................         6,004         --
        Accounts payable and accrued liabilities ...       (74,736)      31,752
                                                       -----------    ---------
          Net cash used in operating activities ....      (489,431)    (110,965)
                                                       -----------    ---------
Investing activities:
  Purchased software ...............................       (49,487)      (9,999)
  Other capital expenditures .......................       (10,994)      (3,834)
                                                       -----------    ---------
          Net cash used in investing activities ....       (60,481)     (13,833)
                                                       -----------    ---------
Financing activities:
  Proceeds from private placements .................       427,064      152,500
  Repayment of borrowings ..........................        (9,607)      (3,901)
                                                       -----------    ---------
          Net cash provided by financing activities        417,457      148,599
                                                       -----------    ---------
Net increase in cash ...............................      (132,455)      23,801

Cash at beginning of period ........................       348,465       19,283
                                                       -----------    ---------
Cash at end of period ..............................   $   216,010    $  43,084
                                                       ===========    =========

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended May 31, 1997 and 1996 and for the period from inception (October 4, 1993) through May 31, 1997 included in the Company's 1997 Annual Report on Form 10-KSB.

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

3.  PRIVATE PLACEMENT

During June and July, 1997, the Company issued 459,000 shares of its common stock to accredited investors for net proceeds of approximately $427,000.

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended August 31, 1997, the Company recorded non-cash compensation expense as a result of the (i) issuance of 100,000 shares of common stock to key employees valued at $212,000, (ii) recognition of $55,131 of employee compensation associated with common stock warrants granted in 1997,
(iii) issuance of 50,000 shares of common stock to key professionals valued at $106,250 and (iv) recognition of $95,413 of compensation to key professionals associated with common stock warrants granted in 1997. Non-cash compensation expense recorded during the three months ended August 31, 1997 was determined using the estimated fair market value of the Company's common stock or common stock warrants on the date such instruments were granted.

In 1997, the Company's board of directors approved the issuance of a total of 2,900,000 shares of the Company's common stock to (i) the president and majority stockholder, (ii) a director, (iii) a consultant and (iv) certain key employees for services performed in 1997 valued at $2.00 per share, or $5,800,000. The Company's May 31, 1997 financial statements included an accrual for the issuance of such shares. During the three months ended August 31, 1997, the Company formally issued the shares described above and accordingly, the $5,800,000 compensation accrual was reclassified to common stock and additional paid-in capital in the accompanying financial statements.

PART I.  FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto.

OVERVIEW

The Company is a development stage enterprise engaged in the acquisition, development and marketing of sophisticated software products and applications. From inception (October 4, 1993) to date, the Company has realized no revenues and its activities have been limited to the acquisition of software assets used to develop its planned line of intelligent products and applications, product development, research and development of software products and initial marketing activities.

RESULTS OF OPERATIONS

REVENUES. There were no revenues for the quarters ended August 31, 1997 and 1996. The Company does not expect to begin to realize any significant revenues until at least the end of the third quarter of the fiscal year ending May 31, 1998.

EXPENSES. Expenses for the quarter ended August 31, 1997 increased by $759,845 to $1,104,583 from $344,738 in the same period in 1996, a 220% increase. The increase is due primarily to increases in employee compensation, professional services and other general and administrative expenses as described below.

Employee compensation for the quarter ended August 31, 1997 increased to $386,726 from $0 in the same period in 1996 due to the hiring of product management, research and development, and administrative employees, primarily during fiscal 1997, in order to carry out the development and marketing of the Company's planned software products and applications. In addition, employee compensation for the quarter ended August 31, 1997 includes $267,131 of non-cash compensation resulting from (i) the issuance of 100,000 shares of common stock to key employees in recognition of their services and loyalty to the Company valued at $212,000 and (ii) the recognition of $55,131 of compensation associated with common stock warrants granted to key employees in recognition of their services and loyalty to the Company during the fiscal year ended May 31, 1997.

Professional services for the quarter ended August 31, 1997 increased by $251,926 to $314,104 from $62,178 in the same period in 1996 due primarily to increased business activity undertaken by the Company relating to its underlying technology contracts and its initial filings of Forms 10-SB and 10-KSB with the Securities and Exchange Commission. In addition, professional services for the quarter ended August 31, 1997 includes $201,663 of non-cash compensation resulting from (i) the issuance of 50,000 shares of common stock to key professionals in recognition of their services and loyalty to the Company valued at $106,250 and (ii) the recognition of $95,413 of compensation associated with common stock warrants granted to key professionals in recognition of their services and loyalty to the Company during the fiscal year ended May 31, 1997.

Other general and administrative expenses for the quarter ended August 31, 1997 increased by $105,291 to $128,663 from $23,372 in the same period in 1996 due primarily to the general increase in the Company's business activities described above as well as the increased level of employees needed to support such activities.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its planned software products and applications and to continue as a going concern. The accompanying unaudited financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. The current cash forecast indicates that there will be negative cash flow from operations for at least the first three quarters of the fiscal year ending May 31, 1998. The Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product and application development needs. However, there is no assurance that sufficient proceeds will be obtained or that the Company will reach a positive cash flow position in the future.

CASH USED IN OPERATING ACTIVITIES. The Company's net cash flow from operating activities resulted in deficits of $489,431 and $110,965 for the three month periods ended August 31, 1997 and 1996, respectively. The $378,466 increase is due primarily to the increase in business activity undertaken by the Company relating to the development of its software products and applications and its initial filings of Forms 10-SB and 10-KSB with the Securities and Exchange Commission.

CASH USED IN INVESTING ACTIVITIES. The Company's net cash used in investing activities during the quarter ended August 31, 1997 increased by $46,648 to $60,481 from $13,833 in the same period in 1996 due primarily to the increased development activities associated with its planned software products and applications.

CASH FLOW FROM FINANCING ACTIVITIES. The Company's net cash flows from financing activities during the quarter ended August 31, 1997 increased by $268,858 to $417,457 from $148,599 in the same period in 1996 due primarily to the issuance of 459,000 shares of the Company's common stock during June and July, 1997, to thirty-one accredited investors at $1.00 per share. Based on the Company's current plan of operations it is anticipated that its current cash balance will provide sufficient working capital for approximately two months. The Company will need additional financing thereafter to continue development and marketing of its products and applications. Additionally, the Company may require significant additional financing to complete any acquisition in furtherance of product or application development. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings or other sources. In this regard, the Company is currently negotiating with several potential investors to obtain both short term and long term capital. To date however, the Company has no firm commitment for any such additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

PART II.  OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS - None

      ITEM 2.     CHANGES IN SECURITIES - None

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      ITEM 5.     OTHER INFORMATION - Subsequent event.

                  On October 24, 1997, the Company established a six-month commercial line of credit at Southwest Bank of Texas. This credit facility bears interest at the Bank's prime rate plus one percent, is personally guaranteed by Gary Kimmons, and secured by the Company's accounts, general intangibles, contract rights and chattel paper, including but not limited to the Company's computer software and proceeds therefrom. The initial draw against the line of credit is $25,000.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS - None

                  (b) REPORTS ON FORM 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GK Intelligent Systems, Inc.

Date:  October 24, 1997                         By //S//ROD NORVILLE
                                                        Rod Norville, Director,
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer