Form 10QSB
period 1997-11-30
GK INTELLIGENT SYSTEMS INC
filed 1998-01-20
CIK 1024095

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997

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

Yes     [X]       No  [ ]

Issuer had no revenues for the quarter ended November 30, 1997.

As of January 14, 1998 registrant had 16,472,519 shares of Common Stock outstanding.

                          GK INTELLIGENT SYSTEMS, INC.

                            FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.                                                PAGE NO.

PART I-FINANCIAL INFORMATION


      ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheet as of November 30, 1997......................3

                  Statements of loss for the three and six months ended
                    November 30, 1997 and 1996...............................4

                  Statements of cash flows for the six months ended
                    November 30, 1997 and 1996...............................5

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

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS......................................9

      ITEM 5.     OTHER INFORMATION..........................................9

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................9

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                   November 30,
                                                                       1997
                                                                   ------------
                                     ASSETS
Current:
  Cash .........................................................   $      6,564
  Prepaid expenses .............................................         28,501
                                                                   ------------
Total Current Assets ...........................................         35,065
                                                                   ------------
Computer software costs, net ...................................      2,518,581
Other equipment, net ...........................................        173,483
Organization costs, net ........................................         31,498
Other ..........................................................          7,006
                                                                   ------------
Total Assets ...................................................   $  2,765,633
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities .....................   $    254,769
  Note payable to bank .........................................        115,000
  Due to majority stockholder ..................................        155,851
  Capital lease obligations, current portion
                                                                         17,607

Total Current Liabilities ......................................        543,227
                                                                   ------------
Capital lease obligations, less current portion ................         84,417

Commitments and Contingencies

Stockholders' Equity (Capital Deficit):
  Series A preferred stock; redeemable and convertible
    with liquidation preference of $6.00 per share .............      3,389,432
  Common stock .................................................         16,077
  Additional paid-in capital ...................................     13,014,097
  Deficit accumulated during the development stage .............    (14,281,617)
                                                                   ------------
Total Stockholders' Equity (Capital Deficit) ...................      2,137,989
                                                                   ------------
Total Liabilities and Stockholders' Equity .....................   $  2,765,633
                                                                   ============

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS
                                  (Unaudited)

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     NOVEMBER 30,                             NOVEMBER 30,
                                                            --------------------------------        -------------------------------
                                                                1997                1996                 1997                1996
                                                            ------------        ------------        ------------        -----------
Revenues ............................................       $       --          $       --          $       --          $      --

Expenses:
   Depreciation and amortization ....................            215,718             206,702             430,808
                                                                                                                            405,890
   President's compensation .........................             60,000              60,000             120,000            120,000
   Employee compensation ............................            314,012              75,425             700,738             75,425
   Professional services ............................            262,162             488,245             576,266            550,423
   Other general and administrative .................            123,763              91,982             252,426            115,354
                                                            ------------        ------------        ------------        -----------

Net loss ............................................       $   (975,655)       $   (922,354)       $ (2,080,238)       $(1,267,092)
                                                            ============        ============        ============        ===========
Net Loss Per Share of Common Stock ..................       $       (.06)       $       (.09)       $       (.14)       $      (.13)
                                                            ============        ============        ============        ===========


Weighted Average Number of Shares of
   Common Stock Outstanding .........................         15,981,846          10,125,057          14,370,061          9,701,724
                                                            ============        ============        ============        ===========

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH

                                                        SIX MONTHS ENDED
                                                            NOVEMBER 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
Operating activities:
  Net loss ......................................... $(2,080,238)   $(1,267,092)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization ................     430,808        405,890
      Issuance of common stock and warrants
        for various expenses .......................     688,627        394,946
      Changes in assets and liabilities:
        Other current assets .......................      30,022           --
        Accounts payable and accrued liabilities ...     103,054       (104,248)
                                                     -----------    -----------
          Net cash used in operating activities ....    (827,727)      (570,504)
                                                     -----------    -----------
Investing activities:
  Purchased software ...............................    (162,538)       (11,028)
  Other capital expenditures .......................     (17,123)        (4,084)
                                                     -----------    -----------
          Net cash used in investing activities ....    (179,661)       (15,112)
                                                     -----------    -----------

Financing activities:
  Proceeds from private placements .................     563,964      1,238,951
  Proceeds from borrowings .........................     115,000           --
  Repayment of borrowings ..........................     (13,477)       (44,185)
                                                     -----------    -----------
          Net cash provided by financing activities      665,487      1,194,766
                                                     -----------    -----------
Net increase (decrease) in cash ....................    (341,901)       609,150

Cash at beginning of period ........................     348,465         19,283
                                                     -----------    -----------
Cash at end of period .............................. $     6,564    $   628,433
                                                     ===========    ===========

                See accompanying notes to financial statements.

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

3.  PRIVATE PLACEMENT

During the six months ended November 30, 1997, the Company issued 611,590 shares of its common stock to accredited investors for net proceeds of approximately $563,964.

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended November 30, 1997, the Company recorded non-cash compensation expense as a result of the (i) issuance of 225,000 shares of common stock to key employees valued at $324,495, (ii) recognition of $76,889 of employee compensation associated with common stock warrants and options granted in 1997and 1998, (iii) issuance of 50,000 shares of common stock to key professionals valued at $106,250 and (iv) recognition of $180,993 of compensation to key professionals associated with common stock warrants granted in 1997. Non-cash compensation expense recorded during the six months ended November 30, 1997 was determined using the estimated fair market value of the Company's common stock or common stock warrants on the date such instruments were granted.

In 1997, the Company's board of directors approved the issuance of a total of 2,900,000 shares of the Company's common stock to (i) the president and majority stockholder, (ii) a director, (iii) a consultant and (iv) certain key employees for services performed in 1997 valued at $2.00 per share, or $5,800,000. The Company's May 31, 1997 financial statements included an accrual for the issuance of such shares. During the six months ended November 30, 1997, the Company formally issued the shares described above and accordingly, the $5,800,000 compensation accrual was reclassified to common stock and additional paid-in capital in the accompanying financial statements.

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

RESULTS OF OPERATIONS

REVENUES. There were no revenues for the six month periods ended November 30, 1997 and 1996. Although the Company is in the final stages of completing its initial internet training product, no significant revenues from this or other products is expected until at least the fourth quarter of the fiscal year ending May 31, 1998.

EXPENSES. Expenses for the six months ended November 30, 1997 increased by $813,146 to $2,080,238 from $1,267,092 in the same period in 1996, a 64%
increase. The increase is due primarily to increases in employee compensation and other general and administrative expenses as described below.

Employee compensation for the six months ended November 30, 1997 increased to $700,738 from $75,425 in the same period in 1996 due to the hiring of product management, research and development, and administrative employees, primarily during fiscal 1997, in order to carry out the development and marketing of the Company's planned software products and applications. In addition, employee compensation for the six months ended November 30, 1997 includes $401,384 of non-cash compensation resulting from (i) the issuance of 225,000 shares of common stock to key employees in recognition of their services and loyalty to the Company valued at $324,495 and (ii) the recognition of $76,889 of compensation associated with common stock warrants and options granted to key employees in recognition of their services and loyalty to the Company during the 1997 and 1998 fiscal years.

Other general and administrative expenses for the six months ended November 30, 1997 increased by $137,072 to $252,426 from $115,354 in the same period in 1996 due primarily to the general increase in the Company's business activities described above as well as the increased level of employees and other professionals needed to support such activities.

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

CASH USED IN OPERATING ACTIVITIES. The Company's net cash flow from operating activities resulted in deficits of $827,727 and $570,504 for the six month periods ended November 30, 1997 and 1996, respectively. The $257,223 increase is due primarily to the increase in business activity undertaken by the Company relating to the development of its software products and applications and its continuing efforts to seek short and long term financing to fund such development.

CASH USED IN INVESTING ACTIVITIES. The Company's net cash used in investing activities during the six months ended November 30, 1997 increased by $164,549 to $179,661 from $15,112 in the same period in 1996 due primarily to the increased development activities associated with its planned software products and applications.

CASH FLOW FROM FINANCING ACTIVITIES. The Company's net cash flows from financing activities during the six months ended November 30, 1997 decreased by $529,279 to $665,487 from $1,194,766 in the same period in 1996 due to a reduction of approximately $675,000 in the amount of equity funds raised during the six months ended November 30, 1997 which was partially offset by an increase in bank borrowings of $115,000 during the same period.

It is anticipated that its current cash balance will provide sufficient working capital for approximately two months. The Company will need additional financing thereafter to continue development and marketing of its products and applications. Additionally, the Company may require significant additional financing to complete any acquisition in furtherance of product or application development. If such financing is required, management believes it could be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings or other sources. In this regard, the Company continues to negotiate with several potential investors to obtain both short term and long term capital. To date however, the Company has no firm commitment for any such additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly.

PART II.  OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS-

                  Subsequent to November 30, 1997, the Company and its majority shareholder were named as defendants in a lawsuit filed by a former consultant alleging breach of contract and related claims, and seeking economic and exemplary damages in excess of $ 500,000.00. The Company believes the suit is completely without merit and intends to vigorously defend its position.

      ITEM 2.     CHANGES IN SECURITIES - None

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      ITEM 5.     OTHER INFORMATION - None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   EXHIBITS - None

                  (b) REPORTS ON FORM 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GK Intelligent Systems, Inc.

Date:  January 14,1998                          By /s/ ROD NORVILLE
                                                       Rod Norville, Director,
                                                       Chief Financial Officer,
                                                       Chief Accounting Officer