Form 10QSB
period 1998-02-28
GK INTELLIGENT SYSTEMS INC
filed 1998-04-20
CIK 1024095

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
________________________________________________________________________________

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                For the quarterly period ended February 28, 1998

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

Yes     X       No __________

Issuer had no revenues for the three and nine months ended February 28, 1998.

As of April 16, 1998 registrant had 22,992,383 shares of Common Stock outstanding.

================================================================================

                          GK INTELLIGENT SYSTEMS, INC.

                            FORM 10-QSB REPORT INDEX


10-QSB PART AND ITEM NO.                                                PAGE NO.

PART I-FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheet as of February 28, 1998......................3

                  Statements of loss for the three and nine months ended
                    February 28, 1998 and 1997...............................4

                  Statements of cash flows for the nine months ended
                    February 28, 1998 and 1997...............................5

                  Notes to financial statements..............................6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............8


PART II-OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS.........................................10

      ITEM 2.     CHANGES IN SECURITIES.....................................10

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...........................10

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS.....................................10

      ITEM 5.     OTHER INFORMATION.........................................10

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................10

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                   February 28,
                                                                       1998
                                                                    ---------
                                     ASSETS
Current:
  Cash .....................................................        $   5,426
  Prepaid expenses..........................................           17,155
                                                                    ---------
Total Current Assets........................................           22,581

Computer software costs, net ...............................        2,367,126
Other equipment, net .......................................          167,406
Organization costs, net.....................................           27,561
Other.......................................................            6,822
                                                                    ---------
Total Assets................................................       $2,591,496
                                                                   ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities..................        $ 403,145
  Note payable to bank......................................          150,000
  Due to majority stockholder...............................          162,601
  Preferred stock dividends payable.........................           53,000
  Capital lease obligations, current portion ...............           23,057
                                                                    ---------
Total Current Liabilities...................................          791,803
                                                                    ---------

Capital lease obligations, less current portion.............           93,197

Commitments and Contingencies (Notes 2, 5 and 7)

Stockholders' Equity (Capital Deficit):
  Series A preferred stock; redeemable and convertible
    with liquidation preference of $6.00 per share (Note 5).        3,389,432
  Common stock..............................................           17,462
  Additional paid-in capital................................       13,687,740
  Deficit accumulated during the development stage..........      (15,388,138)
                                                                  -----------

Total Stockholders' Equity (Capital Deficit)................        1,706,496
                                                                    ---------

Total Liabilities and Stockholders' Equity..................       $2,591,496
                                                                   ==========

               See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS
                                   (Unaudited)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   FEBRUARY 28,                   FEBRUARY 28,
                                           -------------------------       ------------------------
                                              1998            1997            1998           1997
                                           ---------       ---------       ---------      ---------
Revenues.............................      $       -       $       -       $       -      $       -

Expenses:
   Depreciation and amortization.....        216,271         206,866         647,079        612,757
   President's compensation..........         60,000         222,500         180,000        342,500
   Employee compensation.............        326,274         337,889       1,027,012        413,314
   Professional services.............        329,094         322,982         905,360        873,405
   Other general and administrative..        121,882          51,517         374,308        166,870
                                           ---------       ---------       ---------      ---------
Net loss.............................     (1,053,521)     (1,141,754)     (3,133,759)    (2,408,846)
Dividends on preferred stock.........        (53,000)              -         (53,000)             -
                                           ---------       ---------       ---------      ---------
Net loss applicable to common stock..    $(1,106,521)    $(1,141,754)    $(3,186,759)   $(2,408,846)
                                         ===========     ===========     ===========    ===========
Basic Loss Per Share (Note 6)........    $      (.07)    $      (.10)    $      (.21)   $      (.23)
                                         ===========     ===========     ===========    ===========
Weighted Average Number of Shares of.
   Common Stock Outstanding..........     16,915,668      11,383,997      15,215,466     10,256,319
                                         ===========     ===========     ===========    ===========

               See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           INCREASE (DECREASE) IN CASH

                                                          NINE MONTHS ENDED
                                                             FEBRUARY 28,
                                                      --------------------------
                                                          1998          1997
                                                      -----------   ------------

Operating activities:
  Net loss .........................................  $(3,133,759)  $(2,408,846)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ................      647,079       612,756
      Issuance of common stock and warrants
        for various expenses .......................    1,033,757     1,003,758
      Changes in assets and liabilities:
        Other current assets .......................       41,368       (35,210)
        Accounts payable and accrued liabilities ...      258,180      (144,133)
                                                      -----------   ------------
          Net cash used in operating activities ....   (1,153,375)     (971,675)

Investing activities:
  Purchased software ...............................     (211,684)      (59,386)
  Other capital expenditures .......................      (22,595)       (7,756)
                                                      -----------   -----------
          Net cash used in investing activities ....     (234,279)      (67,142)
                                                      -----------   -----------

Financing activities:
  Proceeds from private placements .................      893,862     1,643,384
  Proceeds from borrowings .........................      169,499          --
  Repayment of borrowings ..........................      (18,746)      (65,664)
                                                      -----------   -----------
          Net cash provided by financing activities     1,044,615     1,577,720
                                                      -----------   ------------

Net increase (decrease) in cash ....................     (343,039)      538,903

Cash at beginning of period ........................      348,465        19,283
                                                      -----------   -----------

Cash at end of period ..............................  $     5,426   $   558,186
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

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product development needs and is anticipating the general release of several software products into the market during 1999. However, there can be no assurance that the amount and terms of such debt or equity financing, or that the profits from the sale of software products in 1999 and thereafter, if any, will be sufficient to fund the Company's software development expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

3.  PRIVATE PLACEMENTS

During the three and nine months ended February 28, 1998, the Company issued 695,510 and 1,307,100 shares of its common stock to accredited investors in negotiated private placements for net proceeds of $329,898 and $893,862, respectively.

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended February 28, 1998, the Company recorded non-cash compensation expense resulting from the (i) issuance of 775,000 shares of common stock to key employees valued at $468,245, (ii) recognition of $102,349 of employee compensation associated with common stock warrants granted in 1997,
(iii) issuance of 210,000 shares of common stock to key professionals valued at $164,750 and (iv) recognition of $298,413 of compensation to key professionals associated with common stock warrants and options granted in 1998 and 1997. Non-cash compensation expense recorded during the nine months ended February 28, 1998 was determined using the estimated fair market value of the Company's common stock, common stock warrants or common stock options on the date such instruments were granted.

In 1997, the Company's board of directors approved the issuance of a total of 2,900,000 shares of the Company's common stock to (i) the president and majority stockholder, (ii) a director, (iii) a consultant and (iv) certain key employees for services performed in 1997 valued at $2.00 per share, or $5,800,000. The Company's May 31, 1997 financial statements included an accrual for the issuance of such shares. During the nine months ended February 28, 1998, the Company formally issued the shares described above and accordingly, the $5,800,000 compensation accrual was reclassified to common stock and additional paid-in capital in the accompanying financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   (Unaudited)


5.  SERIES A PREFERRED STOCK

Effective November 2, 1995, the Company issued 883,333 shares of Series A convertible, redeemable preferred stock to Microelectronics and Computer Technology Corporation ("MCC") in exchange for a perpetual, non-exclusive worldwide right and license to use and commercialize certain computer software technologies developed by MCC. The Series A preferred stock has a stated value of $6.00 per share, a par value of $.001 per share, accrues dividends at 6% per annum beginning January 1, 1998 and is convertible into 883,333 shares of the Company's common stock beginning January 1, 1998. During the three months ended February 28, 1998, the Company accrued dividends of $53,000 relating to the Series A preferred stock.

6.  LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 is effective for the quarter ended February 28, 1998. SFAS 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The diluted loss per share of common stock has not been provided for all periods presented in the accompanying Statements of Loss as the effect is anti-dilutive.


7.  SUBSEQUENT EVENTS

Effective March 17, 1998 the Company elected Rod Canion, co-founder and former chief operating officer of Compaq Computer Corporation ("Compaq"), as chairman of its board of directors. In connection therewith, the Company issued 3,000,000 shares of its common stock to Mr. Canion at a purchase price of $.05 per share. Non-cash compensation expense of $787,500 associated with this transaction was recorded by the Company in March 1998.

Effective April 14, 1998, the Company acquired the consulting services of John Gribi, former chief financial officer of Compaq, to assist in the development of the Company's infrastructure and operating systems. Mr. Gribi was also elected to the Company's board of directors.

Subsequent to February 28, 1998, the Company issued 2,162,754 shares of its common stock to accredited investors in negotiated private placements for net proceeds of approximately $1,250,000.

Effective April 1, 1998, the Company reached a preliminary agreement with a group of accredited investors to issue approximately 4.6 million shares of its common stock for approximately $5.4 million.

PART I.  FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto. Discussions relating to the Company's operations, liquidity and capital resources contain certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures in current and future operations, liquidity and anticipated capital financing needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. In light of the significant uncertainties inherent in the Forward Looking Statements made in the following discussion, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

RESULTS OF OPERATIONS

REVENUES. There were no revenues for the three and nine month periods ended February 28, 1998 and 1997. Although the Company is in the final stages of pre-testing and marketing its initial internet training product, no significant revenues from this or other products is expected until at least the second quarter of the fiscal year ending May 31, 1999.

EXPENSES. Expenses for the three months ended February 28, 1998 decreased by $88,233 from the same period in 1997 while expenses for the nine months ended February 28, 1998 increased by $724,913 from the same period in 1997. The changes are due primarily to a decrease in president's compensation offset by increases in employee compensation and other general and administrative expenses as described below.

   THREE MONTHS ENDED FEBRUARY 28, 1998
   President's compensation for the three months ended February 28, 1998 decreased by $162,500 to $60,000 from $225,500 in the same period in 1997 due to the issuance of 50,000 shares of common stock to the president in 1997 in recognition of services performed valued at $162,500. Other general and administrative expenses for the three months ended February 28, 1998 increased by $70,365 to $121,882 from $51,517 in the same period in 1997 due to the general increase in personnel and general business activities associated with the development of the Company's planned software products and applications.

   NINE MONTHS ENDED FEBRUARY 28, 1998
   President's compensation for the nine months ended February 28, 1998 decreased by $162,500 to $180,000 from $342,500 in the same period in 1997 due to the issuance of 50,000 shares of common stock to the president in the third quarter of 1997 in recognition of services performed valued at $162,500. Employee compensation for the nine months ended February 28, 1998 increased by $613,698 to $1,027,012 from $413,314 during the same period in 1997 due primarily to the hiring of product management, research and development, and administrative employees, primarily during fiscal 1997, in order to carry out the development and marketing of the Company's planned software products and applications. Other general and administrative expenses for the nine months ended February 28, 1998 increased by $207,438 to $374,308 from $166,870 in the same period in 1997 due primarily to the general increase in the Company's business activities described above as well as the increased level of employees and other professionals.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLANS. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its planned software products and applications and to continue as a going concern. The accompanying unaudited financial statements do not reflect any adjustments that might result from the outcome of these uncertainties. The current cash forecast indicates that there will be negative cash flow from operations through the fiscal year ending May 31, 1999. The Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product and application development, marketing and distribution needs. However, there is no assurance that sufficient proceeds will be obtained or that the Company will reach a positive cash flow position in the future.

CASH USED IN OPERATING ACTIVITIES. The Company's net cash flow from operating activities resulted in deficits of $1,153,375 and $971,675 for the nine month periods ended February 28, 1998 and 1997, respectively. The $181,700 increase is due primarily to the increase in business activity undertaken by the Company relating to the development of its software products and applications and its continuing efforts to seek short and long term financing to fund such development.

CASH USED IN INVESTING ACTIVITIES. The Company's net cash used in investing activities during the nine months ended February 28, 1998 increased by $167,137 to $234,279 from $67,142 in the same period in 1997 due primarily to the increased development activities associated with its planned software products and applications.

CASH FLOW FROM FINANCING ACTIVITIES. The Company's net cash flows from financing activities during the nine months ended February 28, 1998 decreased by $533,105 to $1,044,615 from $1,577,720 in the same period in 1997 due primarily to a reduction of approximately $750,000 in the amount of equity funds raised during the nine months ended February 28, 1998 which was partially offset by an increase in bank and other borrowings of $169,499 during the same period.

FUTURE CAPITAL REQUIREMENTS. Subsequent to February 28, 1998, the Company has received approximately $1,250,000 from sales of 2,162,754 shares of its common stock through April 16, 1998 which will provide sufficient working capital for approximately three months. The Company will need additional financing thereafter to continue development and marketing of its products and applications. In connection therewith, the Company reached a preliminary agreement with a group of accredited investors to issue approximately 4.6 million shares of its common stock for approximately $5.4 million. Notwithstanding this potential financing, however, the Company may require significant additional financing to fully implement its product development, marketing and distribution plans or to complete any acquisition in furtherance of such plans. If financing is required, such financing may be raised through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other sources. To date, the Company has no commitment for any such additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly. The Company does not expect that its internal source of liquidity will improve until net cash is provided by operating activities and, until such time, the company will rely upon external sources for liquidity.

PART II.  OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS-

                  During the three months ended February 28, 1998, the Company and its majority shareholder were named as defendants in a lawsuit filed by a former consultant alleging breach of contract and related claims, and seeking economic and exemplary damages in excess of $500,000. To date, no discovery has commenced. The Company believes the suit is wholly without merit and intends to vigorously defend its position.

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


                                       GK Intelligent Systems, Inc.

Date:  April 16,1998                   By /s/  ROD NORVILLE
                                         Rod Norville, Director, Chief Financial
                                              Officer, Chief Accounting Officer