Form 10KSB
period 1998-05-31
GK INTELLIGENT SYSTEMS INC
filed 1998-09-14
CIK 1024095

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          GK INTELLIGENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 0-22057

                       DELAWARE                                               76-0513297
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

            5555 SAN FELIPE, SUITE 625                             77056
     (Address of Principal Executive Office)                     (Zip Code)

                                  713-840-7722
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                        -------------------
      Common Stock, $.001 par value                American Stock Exchange


Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes     X       No __________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had no revenues for the 12 months ended May 31, 1998.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sales price on the American Stock Exchange on September 10, 1998, was approximately $80,406,865. As of September 10, 1998, the registrant had 29,223,652 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

               ITEMS                                                    PAGE

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

ITEM 2.    DESCRIPTION OF PROPERTIES

ITEM 3.    LEGAL PROCEEDINGS

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                        PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7.    FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.   EXECUTIVE COMPENSATION

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        This Form 10-KSB contains certain forward-looking statements. Although GK Intelligent Systems, Inc., a Delaware corporation ("Company" or "GKI"), believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from its expectations. For factors that may cause actual results to differ materially from expectations and underlying assumptions, see reports by the Company filed with the Securities and Exchange Commission. The Company is a development-stage company that has generated no revenues since inception. The Company is dependent upon additional financing to effect its business plan and there can be no assurance that any such financing can be obtained. Key terms and phrases are defined in "Glossary."

GENERAL

        The Company is a development stage enterprise currently developing "intelligent" computer software training and performance support products and applications. Management anticipates that only one product, "Around the Web in 80 Minutes," with two versions will be introduced in fiscal 1999. The Company's long term strategy is to develop products and applications that incorporate several new software technologies such as artificial intelligence, intelligent semantic agents, conceptual querying, adaptive dynamic interfaces, intelligent tutoring, object-oriented programming and active and visible graphical interfaces and databases. These technologies, which management refers to as its SMART SUPPORT family of technologies, consist of: (i) SMART PERFORM (using intelligent agent technology and the heterogeneous access of information in disparate databases and multimedia database authoring tools to present the information), (ii) SMART ENTERPRISE (a strategic resource model manager using intelligent agent technology and the heterogeneous access capability of SMART PERFORM), and (iii) SMART ONE (TM) (a computer based training system utilizing multimedia technology, artificial intelligence, an adaptive dynamic interface and advanced training methodologies to deliver a training experience). In October 1996, the SMART SUPPORT family of technologies, including all of its expected corporate intranet applications, qualified for a designation as a United Nations "Flagship Technology." The Company's efforts to date have centered primarily on (i) the acquisition and development of its core software technologies from which management's goal is to create future products and applications, and (ii) securing the services of competent individuals capable of carrying out the Company's strategy. During the period from inception (October 4, 1993) through May 31, 1998, the Company has realized no revenues and has an accumulated deficit of $18,216,000.

        The Company was incorporated in Delaware in February 1988 under the name Technicraft Financial, Ltd. In October 1991, its name was changed to LBM-US, Inc. ("LBM"). Pursuant to an agreement effective August 1994, GK Intelligent Systems, Inc., a Texas corporation ("GK-Texas"), transferred all of its assets and liabilities to LBM, a Delaware shell corporation with no significant assets or liabilities, in exchange for 6,758,920 shares of LBM Common Stock. The remaining 963,275 shares of LBM Common Stock out of a total of 7,722,195 shares outstanding were retained by the former owners of LBM in a transaction treated for accounting purposes as a purchase of the Company by GK-Texas, referred to as a "reverse merger." Of the LBM shares of Common Stock issued to GK-Texas, a total of 6,375,000 shares were issued to Gary F. Kimmons and his family partnership. Mr. Kimmons had formed GK-Texas, a Texas corporation, in February 1994 to produce and market multimedia skill-oriented training and performance support systems using artificial intelligence. Mr. Kimmons had formed I-Net Intelligent Systems, Inc., a Delaware corporation ("I-NET (Delaware)"), prior to forming GK-Texas. In October 1993, I-NET (Delaware) had contracted with AT&T to develop the SMART ONETM training program template pursuant to an industrial design services agreement ("AT&T Agreement"). In February 1994, the intellectual property and all rights and obligations under the AT&T Agreement were assigned by I-NET (Delaware) to GK-Texas. In August 1994, after acquiring all of the technology of GK-Texas, the Company changed its name to GK Intelligent Systems, Inc.

        In November 1995, the Company acquired from Microelectronics and Computer Technology Corporation ("MCC") the non-exclusive, worldwide, perpetual right and license to use various computer software tools and languages (referred to as CARNOT technology) through the issuance to MCC of 883,333 shares of the Company's preferred stock, which was subsequently converted into 883,333 shares of Company Common Stock. MCC is a consortium of corporations, public and non-profit agencies and universities who are cooperating and sharing information and technology in order to gain competitive business advantages for its members. The Company is not a member of MCC. Management believes that the CARNOT tools and languages will allow the development of customized software applications capable of, among other things, heterogeneous access to disparate databases, conceptual querying, data mining, adaptive dynamic interfaces, multimedia authoring, artificial intelligence, and intelligent semantic agents. To date, no products have been developed using the CARNOT technology, and there can be no assurance that any products will be developed using the CARNOT technology.

        On September 8, 1998, the Company entered into a memorandum of understanding with Shelley Duvall, pursuant to which Ms. Duvall will serve as an independent consultant to the Company for an initial term of three years. Ms. Duvall will assist the Company in the creation, development, and distribution of children's and family-oriented intelligent learning products. Additionally, Ms. Duvall granted to the Company the non-exclusive right for the Company to use her name for products which she helps to produce, and for mutually approved public relations activities. In exchange for her services, the Company has agreed to compensate Ms. Duvall as follows: (i) $500,000 for use of the name rights, payable $150,000 on September 8, 1998, $50,000 no later than 30 days thereafter, and $50,000 per month commencing January 1, 1999, (ii) 10% of sales revenues (less distribution fees) from products produced by or bearing the Duvall name,
(iii) 5% of sales revenues (less distribution fees) from products produced by third parties introduced by Ms. Duvall to the Company, (iv) a minimum of 8% of the total production cost of each product, and (v) options to purchase 120,000 shares of Company Common Stock which vest on a schedule of 3,300 shares per month at an exercise price of $2.50 per share (the closing market price on the date of grant). Upon any termination of the agreement, the Company will retain the right to use the name "Shelley Duvall" in connection with any then existing product produced by or bearing the Duvall name until September 8, 2008, Ms. Duvall will continue to receive the compensation based on sales revenues (but not production costs) of such products until such time as those products are no longer marketed under the Duvall name, and any stock options granted but not exercised will be canceled upon the termination of the agreement. To date, the Company has not developed any children or family-oriented products or applications, and there can be no assurance that any children or family-oriented products or applications will be developed by the Company.

        In August 1995, the stockholders of the Company amended and restated its Certificate of Incorporation in its entirety primarily to increase the number of shares of capital stock and to adopt more favorable officers and directors indemnification and limitation of liability provisions available under Delaware law. In September 1997, after approval by the boards of directors and majority stockholders of both companies, GK-Texas was merged into the Company. In May 1998, the stockholders of the Company amended the Certificate of Incorporation to increase the number of shares of capital stock. In August 1998, the Company adopted a calendar year end that will become effective December 31, 1998. The Company's principal place of business is located at 5555 San Felipe, Suite 625, Houston, Texas 77056 and its telephone number is (713) 840-7722.


SMART ONE (TM) TRAINER

        DESCRIPTION OF TECHNOLOGY

        The Company's SMART ONE (TM) trainer is an advanced technology based on specifications determined by management and developed for the Company in conjunction with AT&T Global Information Solutions ("AT&T GIS"). The goal of the Company's SMART ONE (TM) trainer applications is to provide individual users with interactive training and skills support for a wide variety of products and services. The SMART ONE (TM) trainer is capable of real-time adaptation and customization of training to the individual, and as a template or engine, is ready for any content to be added to suit the customer's need. The SMART
ONE (TM) trainer multimedia-based training selectively adjusts to the needs of each individual being trained. As such, a multimedia-enabled computer emerges as a highly personal and sophisticated "learning assistant." The training process includes both an initial assessment as well as a skill-building phase. In the assessment phase, the computer assesses the unique knowledge and skill level (I.E., strength and deficiencies) of the individual. Based on this assessment, the computer formulates a totally unique and personalized learning experience for the individual on a real-time basis. Strengths are acknowledged, skill and knowledge deficiencies are resolved, with the computer-based intelligent tutoring system tailoring the experience as the individual proceeds. All of the individual's decisions and actions are recorded so that a complete picture of the person's skills and knowledge can be demonstrated.

        The training software is capable of tailoring the training modules to what each student knows, and is capable of tailoring the module to the way each student learns. The software is able to compare the student's performance to "expert" performance and adapts itself accordingly. It also recognizes the student's approach to learning and, when in doubt, asks for the student's preferences. The software then uses this information to allow users to learn at their own pace and style. The SMART ONE (TM) training software provides the right amount of support at the right time by monitoring user performance, user interaction history, and current task constraints. It is able to modify the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user. The user learns actively by making choices, and the system responds with a full and varied array of graphics, animation, video, sound effects, and touch interaction that reinforces correct performance and remedies incorrect performance.

        INITIAL PRODUCT: "AROUND THE WEB IN 80 MINUTES"

        The Company is presently developing an Internet training application of the SMART ONE (TM) trainer, with two versions for use with Netscape Navigator and Microsoft Internet Explorer. Entitled "Around the Web in 80 Minutes," this introductory Internet training course, designed for all computer levels, will utilize the SMART ONE (TM) training engine to determine each user's initial skill level and provide the appropriate learning experience for that individual. The Internet training course will incorporate a functional dynamic user interface capable of capturing and recording the current performance level of the user, evaluating such user's performance against an expert user model, and adjusting the instructional session accordingly. To date, no revenues have been derived from this product, and the product has not been introduced for sale.

        POTENTIAL FUTURE PRODUCTS: TRAINING AND EDUCATION MARKET

        Management's strategy is to develop future products for the training and educational market. However, it is not expected that any products in these areas will be developed in fiscal 1999. The Company believes that the market for training and education is undergoing a revolutionary change as new technologies are reshaping the way people learn. Often, the traditional concept of a classroom setting with one teacher lecturing to a group of students is replaced or supplemented, in many instances, with interactive multimedia tools such as video terminals and computers that can provide each student with more individualized instruction. Computer-based multimedia training is becoming more popular as the benefits become more defined. Even though the costs to produce a multimedia training program are significant, they compare favorably to the travel, lost work time, and expenses associated with most training programs. Management believes that there is market demand for more cost effective and efficient educational training systems that use advanced technologies. The Company is involved in the design, development, and production of computer-based, multimedia educational training and occupation-related performance support software. The Company believes that many market segments exist within select industries and governmental agencies that it believes would benefit from the implementation of personnel training programs. These governmental agencies include Department of Transportation, Department of Defense and the General Services Agency.

        MARKETING

        The anticipated release date for the Netscape Navigator version of "Around the Web in 80 Minutes" is late November 1998. The Company intends to market "Around the Web in 80 Minutes" to the consumer market through the Internet and retail outlets. To date, the Company has not entered into any distribution agreements with any Internet companies or retail outlets.

        COMPETITION

        The Company's Internet training program is designed for the consumer market. It is anticipated that future products could be developed for the consumer, government, and commercial markets. There are many alternative solutions for the consumer seeking information about the Internet, including CD ROMs offering training on specific applications or books on the Internet that include a CD with multimedia content. There are several large, well capitalized companies that produce educational software, including The Learning Company, Expert Software, Inc., Broderbund, and Scholastic, which have established brand names and could introduce and widely distribute an Internet-oriented educational CD. There are other software companies, many of which are substantially larger and have far greater resources than the Company, that could devote substantially greater resources to the development and marketing of competing products. The market for Internet training programs is intensely competitive, and there is no assurance that these companies will not introduce products to compete with the Company's products. The Company's plan is for its product to compete on a basis of its content, ease of use, depth and adaptability to user skills, but there is no assurance that the Company will be successful in achieving this goal.

SMART PERFORM

        SMART PERFORM AND INTELLIGENT, SEMANTIC AGENTS

        As part of management's long term strategy, the Company desires to develop its "suite" of computer programs, designed with the complexity of today's computer systems in mind. Today's complex computer systems are comprised of different types of hardware and software, many of which are extremely sophisticated, but are often unable to communicate with each other. This means that accessing and sharing information across different systems is often difficult or impossible. In addition, the amount of information stored and accessed on computer systems is increasing at virtually immeasurable rates and is expressed and stored in different ways. It is expected that with SMART PERFORM, it will be possible for a person to seek and obtain specific information in a specific form, such as text, video, or graphics. The context in which the information is sought may be that of a business presentation to be made, a training program to be developed, or a marketing plan to be written. It is expected that the SMART PERFORM suite of programs will utilize the advanced CARNOT technology licensed from MCC. SMART PERFORM is being designed as a system for integrating information located in heterogeneous, distributed database systems throughout an enterprise or multiple enterprises, as well as locating, evaluating, retrieving and merging information in environments such as the Internet, where new information and new sources of information are constantly being added.

        LACK OF PRODUCTS

        To date, the Company is in the research and development stage of exploring potential SMART PERFORM applications and products, no products have been developed, it is not expected that any products will be developed in fiscal 1999, and there can be no assurance that any products utilizing this technology will be developed.

        MARKETING

        To date, the Company has not developed a marketing plan for SMART PERFORM nor identified potential markets.

        COMPETITION

        Management believes that most of the currently existing competition for SMART PERFORM provides methodologies, management, design, and consulting services (e.g., Ariel PCS, Beacon Knowledge Group, Consultec, Gery Associates, PSS Group, RMR Conferences, User Technology, WPI, and Cognitive Technologies). Other competitors provide more orientation toward integrating existing software packages at a given client's site (e.g. Baydon Ltd., BNG Expert Systems, PTS Learning Systems, RWD Technologies, TTG Systems, and Usability Sciences). It should be assumed that if any SMART PERFORM product is developed, the Company will face intense competition in the marketplace.

SMART ENTERPRISE

        An additional long term strategy of the Company is to create strategic resource management products utilizing intelligent agent technology and the heterogeneous access capability of SMART PERFORM. It is expected that the SMART ENTERPRISE concept will offer a real-time window to any organization, from top to bottom. The Company is developing a knowledge management tool which summarizes and presents key management information on a user defined basis. The SMART ENTERPRISE portal should afford the user capability of accessing a corporation's vital information, including accounting data, inventory status, sales information and product margins.

        Data Crystal, acquired under exclusive worldwide license from the University of Southern California, is a project that applies advanced data mining technologies to discovering useful patterns and trends from very large data sets. It uses a general mechanism called "megapatterns" to integrate deductive database techniques, inductive data analysis tools, and human intuition into a continuous discovery loop that is both interactive and autonomous. Potential applications include discovering common-sense regularities from a large knowledge base, finding circuit patterns from a telecommunications database, building prediction models from a chemical research database, and constructing fault detection rules from a semiconductor manufacturing control database. Management believes that this technology may complement SMART ENTERPRISE.

        LACK OF PRODUCTS

        To date, the Company is in the research and development stage with SMART ENTERPRISE, it has not developed any products utilizing SMART ENTERPRISE, it is not expected that any products will be developed in fiscal 1999 utilizing SMART ENTERPRISE, and there can be no assurance that any products will ever be developed utilizing SMART ENTERPRISE.

        MARKETING

        Management believes that any anticipated market that may exist for SMART ENTERPRISE will be with large sized enterprises experiencing the need to improve the timeliness and quality of key enterprise data. Potential markets include SAP customers, accounting firms, and the Fortune 1000. To date, the Company has not developed a marketing plan for SMART ENTERPRISE.

        COMPETITION

        The Company is unaware of any direct competitor of SMART ENTERPRISE, however it should be assumed that competition will exist. Indirect competitors are work flow-enabled software products such as STAFFWARE, and FLOWMARK.


INTELLECTUAL PROPERTY

        The Company has applied for trademarks on SMART ENTERPRISE, SMART PERFORM, and "Around the Web in 80 Minutes." The Company has applied for servicemarks on SMART SUPPORT, DOORWAYS, and GLOBAL INTELLIGENT NETWORK. There can be no assurance that any trademarks and/or servicemarks will be issued. The Company has been issued a trademark on SMART ONE (TM). The Company has not filed for any patent protection with the United States Government, and relies upon licensed intellectual property and trade secret protection.

        In November 1995 the Company exchanged shares of its capital stock in return for a non-exclusive, worldwide right and license to use the MCC CARNOT technology. This license precludes the Company from granting a sub-license without MCC's prior written approval. The terms for use are perpetual, provided there is not a material breach by either party which remains uncured for a period of thirty days after notice from the aggrieved party, or if one of the parties (i) ceases to carry on its business, (ii) becomes insolvent, (iii) fails to pay its debts as they become due, or (iv) files for bankruptcy.

        In May 1997, the Company acquired from the University of Southern California the Data Crystal License for a $25,000 license fee and certain royalty payments of 5%- 40% from sales related to the licensed technology, not less than $25,000 nor more than $200,000 per year.
The license is perpetual and exclusive.

        In October 1993, the Company entered into a sub-contract agreement with AT&T GIS wherein AT&T developed for the Company a working prototype computer-based training system to address skills training for the operation of combustible gas indicators. The Company acquired the written specifications for the original architecture for this working prototype and paid AT&T approximately $445,000. This prototype combined features of the Company's proprietary SMART ONE (TM) program with tools developed by AT&T. This prototype was the logical precursor to the current SMART ONE (TM) training product, and initially served as the basic architecture for current products.

PRODUCT RESEARCH AND DEVELOPMENT

        As a development stage company, the Company has had no revenue to date and has incurred approximately $6.0 million in development stage cash outlays since inception, as well as the issuance of capital stock to MCC. For the fiscal years ending May 31, 1997 and 1998, the Company incurred research and development expense of approximately $1.4 million and $1.8 million, respectively, which includes allocated professional services, employee compensation, depreciation and amortization, and general administrative expenses related to research and development. It is expected that these expenses will continue, and likely increase, in the future. Pursuant to contractual agreement, certain third parties, including possibly customers, may perform research and development activities in the future.

EMPLOYEES

     As of September 14, 1998, the Company had twenty-four employees of which twenty-two are full-time employees. Of the twenty-two full-time employees, one is an executive officer, three are product managers, five are research and development employees, and six are administrative employees. One of the administrative employees is related to the executive officer, and two of the part-time employees are related to directors. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good. The Company intends to hire additional personnel, as needed, in the future.


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

"Object-oriented programming"       Software that treats data, hardware devices,
                                    or even certain aspects of the software as objects which can be manipulated or addressed for further use.

"Semantic agents"                   Advanced computing technologies. In  the
                                    computing world, agents are software, which has been designed to perform sophisticated duties often bordering on the thinking capability of humans. Agents could be assigned specific responsibilities such as accessing and retrieving information, or searching for trends and similarities among different forms of information.
                                    These activities may be triggered by a
                                    user's request, or they may occur without solicitation, although ultimately serving to benefit the user's needs.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases approximately 24,875 square feet of office space in Houston, Texas, under separate leases, expiring between November 1998 and January 2002, at annual rates of approximately $18 per square foot. The Company entered into a five-year agreement to lease approximately 9,629 square feet for a research and development facility in Atlanta, Georgia. The lease commences upon completion of the build out which is expected to be October 1998. The base rent is approximately $20 per square foot for the first six months, $24.50 for months 7-12, and increases at approximately $0.50 per square foot, per year, thereafter.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is a defendant in Cause No. H-98-004; U.S. QUEST, LTD. AND JACODY FINANCIAL, INC. V. GARY KIMMONS AND GK INTELLIGENT SYSTEMS, INC. in the Southern District Court of Texas, Houston Division. The lawsuit was filed in January 1998 and alleges, among other things, that the Company is liable to the plaintiffs for violation of state and federal securities laws, breach of contract and quantum meruit. The case arises out of services allegedly furnished by the plaintiffs to the Company, for which plaintiffs claim they did not receive compensation. The case was mediated without settlement in June 1998. No discovery has been propounded by any party and, accordingly, the amount of the plaintiffs' demand is currently unknown except for a claim to 590,000 shares of the Company's Common Stock or $590,000. Plaintiffs have filed a motion for leave to amend their complaint that is still pending. If the motion is granted, the plaintiffs intend to add a defamation claim to their suit and add Rodney L. Norville as a party defendant. The Company denies any liability to the plaintiffs, and intends to vigorously defend the lawsuit.

        The Company is a defendant in Cause No. 98-35985; DAVID MICHAEL SIMS V. GK INTELLIGENT SYSTEMS, INC. in the 189th Judicial District Court of Harris County, Texas. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out services allegedly performed by the plaintiff for which he did not receive compensation. No discovery has been propounded by any party, and the precise amount of plaintiff's demand is currently unknown other than a claim for a commission of approximately $500,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

          In September 1997, the Company entered into a consulting agreement with Union Atlantic, LC ("Union Atlantic") for performance of services. The Company issued Union Atlantic a one year warrant to purchase 200,000 shares of Company Common Stock at an exercise price of $.9375 per share, and a one year warrant to purchase 112,000 shares of Company Common Stock at an exercise price of $1.25 per share as compensation for services to be rendered. Each of the warrants contained demand registration rights. Union Atlantic resigned as a consultant to the Company in November 1997. As no capital was raised by Union Atlantic, the Company sent a notice to Union Atlantic in July 1998 canceling the warrants. In August 1998, the Company received notice from Union Atlantic demanding registration of the warrants. The Company has contacted Union Atlantic and is in the process of determining Union Atlantic's legal rights, if any.

        In connection with the Union Atlantic transaction, the Company issued Catalyst Financial a one year warrant to purchase 66,667 shares of Company Common Stock at an exercise price of $.9375 per share, and a one year warrant to purchase 37,500 shares of Company Common Stock at an exercise price of $1.25 per share as a finder's fee for introducing the Company to Union Atlantic. Each of the warrants contained demand registration rights. Since Union Atlantic did not raise capital for the Company, the Company contends that no consideration was received in exchange for the warrants. In August 1998, the Company received a notice from Catalyst Financial demanding registration of the warrants. The Company has contacted Catalyst Financial and is in the process of determining Catalyst Financial's legal rights, if any.

        In February 1998, the Company entered into a memorandum of understanding and confidentiality and non-disclosure agreement with Capella Computers, Ltd. ("Capella") for software interface. The parties never consummated a definitive agreement, no work was performed under the memorandum of understanding, and the Company sent Capella a notice of termination in July 1998. In August 1998, the Company received a demand from Capella for $200,000 asserting that Capella had invested considerable time and effort in evaluating the effort needed to fulfill the Company's requirements and working out the details of the server-to-server architecture. The Company has contacted Capella and is in the process of determining Capella's legal rights, if any.

        In May 1997, the Company entered into a sales purchase/asset recovery agreement with SGD International Corp. ("SGD") pursuant to which the Company was to sell SGD certain of the Company's products for marketing purposes. In exchange for the products, SGD furnished the Company with merchandise, service and media credits having a value of $2.5 million. The period of exclusivity of the Agreement expired in May 1998. As the Company had not released any products, none were forwarded to SGD and the Company did not utilize any of the SGD credits. In July 1998, the Company sent SGD a notice of termination canceling the agreement. In August 1998, SGD sent a letter threatening a lawsuit for the Company's alleged breach of contract. The Company contacted SGD and is in the process of determining SGD's legal rights, if any.

        In November 1997, the Company entered into a consulting agreement with Roger Lund. In connection therewith, Mr. Lund was to be issued certain shares of the Company's Common Stock as compensation for services rendered. A dispute arose as to the number shares Mr. Lund was to be issued. In May 1998, the Company and Mr. Lund settled this matter and the Company agreed to issue Mr. Lund 100,000 shares of its Common Stock, and agreed to register the resale of 25,000 shares under the Securities Act of 1933 ("Act"). To date, the Company has not filed a registration statement with the Securities and Exchange Commission to register the resale of such shares.

        In August 1998, the Company received a letter from J. David Cabello, the former general counsel and secretary of the Company, in connection with Mr. Cabello's separation from employment with the Company. The Company's contractual obligations to Mr. Cabello turn on whether he resigned from his employment or whether he was terminated. Mr. Cabello has demanded $150,000 in total compensation and immediate vesting of options to purchase 300,000 shares of Company Common Stock. The Company contends Mr. Cabello resigned from his positions with the Company, and as such, Mr. Cabello is entitled to earned but unpaid salary through the date of resignation and vested options to purchase 12,500 shares of Company Common Stock at $7.00 per share. In the event the parties are unable to reach an agreement, it is possible Mr. Cabello will file suit for breach of contract and/or wrongful termination.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of the stockholders was held on May 27, 1998, in which a proposal to increase the number of authorized shares of Company Common Stock from 25,000,000 to 250,000,000 was adopted by the stockholders. The number of affirmative votes for the proposal was 14,995,575, the number of negative votes for the proposal was 133,076, and 3,320 votes were withheld.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock has traded under the symbol "GKI" on the American Stock Exchange since May 21, 1998. Prior thereto, the Common Stock traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low sales prices of the Common Stock on the American Stock Exchange since May 21, 1998 and the high and low bid price of the Common Stock on the OTC Electronic Bulletin Board prior thereto. With respect to the quotes on the OTC Electronic Bulletin Board, such prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                       HIGH         LOW
  FISCAL 1997                          ----         ---

  First Quarter                      $ 1 5/8         1/2

  Second Quarter                       2 3/8         3/4

  Third Quarter                        3 3/8       2 1/16

  Fourth Quarter                       2 9/16      1 3/4


  FISCAL 1998

  First Quarter                      $ 2 1/2          7/8

  Second Quarter                       1 7/16         7/16

  Third Quarter                          11/16        3/16

  Fourth Quarter
 (through May 20,1998)                 9 1/16         9/32

  Fourth Quarter
 (from May 21, 1998)                  10 1/8        6 1/4

        On September 10, 1998, the last sales price of the Company's Common Stock as reported by the American Stock Exchange was $4 3/8. As of September 10, 1998, there were 458 record owners of its Common Stock.

        It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS SELECTED HISTORICAL FINANCIAL DATA

        The selected historical financial data set forth below for each of the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through May 31, 1998 have been derived from the Company's historical financial statements. The Company is a development stage enterprise engaged in the development of sophisticated intelligent software products. From inception (October 4, 1993) to date, the Company has realized no revenues as its activities have been limited to the acquisition of software assets used to develop its planned line of intelligent products and to the development of its first planned product, an Internet training course. Accordingly, management does not consider the historical results of operations to be representative of future results of operations of the Company. In August 1998, the Company adopted a calendar year end that will become effective December 31, 1998.

                                                                        Inception
                                                                       (October 4,
                                                 YEAR ENDED MAY 31,   1993) through
                                                  1998        1997     MAY 31, 1998
                                               --------    --------    ------------
                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ...................................   $   --      $   --      $   --
Costs and Expenses:
   Professional services ...................      2,749       4,964       8,570
   Employee compensation ...................      1,273         890       2,162
   Depreciation and amortization ...........        957         820       2,303
   President's compensation ................        240       2,523       3,548
   Other general and administrative ........        663         331       1,501
                                               --------    --------    --------

Net loss ...................................     (5,882)     (9,528)    (18,084)

Dividends on preferred stock ...............       (132)       --          (132)
                                               --------    --------    --------

Net Loss Applicable to Common Shareholders .   $ (6,014)   $ (9,528)   $(18,216)
                                               ========    ========    ========

Basic Net Loss Per Share of Common Stock ...   $   (.35)   $   (.89)   $  (1.76)
                                               ========    ========    ========

Weighted Average Number of Shares of
     Common Stock Outstanding ..............     17,133      10,671      10,354
                                               ========    ========    ========



BALANCE SHEET DATA:
Assets:
   Current assets..................................   $     5,340
   Computer software costs, net....................         2,155
   Property and equipment, net.....................           326
                                                      -----------

Total Assets.......................................   $     7,821
                                                      ===========


Liabilities and Stockholders' Equity:
   Current liabilities.............................   $       257
   Capital lease obligations, less current
    maturities.....................................            87
   Stockholders' equity............................         7,477
                                                      -----------

Total Liabilities and Stockholders' Equity.........   $     7,821
                                                      ===========

GENERAL

        From inception (October 4, 1993) through May 31, 1998, the Company has utilized funds obtained through private placements to purchase and develop intelligent software technologies. As of September 11, 1998, the Company was in the final stages of developing its first product, an Internet training course, which is expected to be released in late November 1998. Accordingly, the Company has recorded no revenues and has incurred net losses totaling $18,216,000 during the period from inception through May 31, 1998.

        Costs of purchased software used to develop planned software products are capitalized when acquired and amortized on a straight-line basis over the expected useful life of five years and reported at the lower of unamortized cost or net realizable value. Costs incurred to commercially develop the Company's intelligent software technologies and products are composed primarily of professional fees, staff salaries and subcontract costs and are expensed when incurred as research and development until technological feasibility has been established for an individual product.

        The operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and to continue as a going concern. The current cash forecast indicates that there will be negative cash flow from operations through the first three quarters of the 1999 calendar year. Based on the Company's current plan of operations, it is anticipated that its current cash balance will provide sufficient working capital through November 1998; however, this period may be extended or reduced depending upon actual expenses incurred in marketing its initial product. The Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product development and marketing needs. To date, the Company has no commitment for any additional financing, there can be no assurance that such financing will be available or, if it is available, that it will be available on acceptable terms. Accordingly, no assurance can be given that the Company will be successful in obtaining financing sufficient to fund the Company's working capital, software development and marketing expenditure requirements for the remainder of the 1999 fiscal year or thereafter. Failure to obtain sufficient funding will adversely impact the Company's financial position, and could cause the Company to curtail operations, sell assets, or take other actions as necessary in order to meet cash flow requirements.

NEW ACCOUNTING PRONOUNCEMENTS

        Revenue Recognition - In October 1997, the American Institute of Certified Public Accountants' ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." This SOP supersedes SOP 91-1 "Software Revenue Recognition" and provides more stringent guidelines for revenue recognition. Adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management will adopt this statement and does not consider that it will have a material impact on the Company's financial statement disclosures.

        Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. Adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows.

        Pension and Other Postretirement Benefits - In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS 132 is expected to have no effect on the Company's financial statement disclosures.

        Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

RECENT DEVELOPMENTS

        For the year ended May 31, 1998, the Company incurred a net operating loss of $5,882,000 related primarily to the continued development of its first planned intelligent software product, its efforts to become listed on the American Stock Exchange and the recording of non-cash compensation to key professionals and employees for services rendered. Non-cash expenses for the year ended May 31, 1998 included $2,561,000 of compensation expense to professionals and employees and $957,000 of depreciation and amortization. At May 31, 1998, current assets were $5,340,000, total assets were $7,821,000, current liabilities were $257,000 and stockholders' equity was $7,477,000.

RESULTS OF OPERATIONS

        REVENUES. There were no revenues for the years ended May 31, 1998 and 1997. The Company anticipates that it will record revenues from the sale of its first product, an Internet trainer course, expected to occur in the current fiscal year, but there can be no assurance that any revenues will be realized.

        EXPENSES. Expenses for the year ended May 31, 1998 decreased by $3,647,000, or 38%, from 1997 levels primarily due to decreases in professional services and president's compensation which were partially offset by increases in employee compensation, general and administrative expenses and depreciation and amortization as more fully described below.

        Professional services for the year ended May 31, 1998 decreased by $2,215,000, or 45%, from 1997 levels due primarily to a decrease in the value of Common Stock, options and warrants awarded to professionals in 1998 for services rendered. Common Stock and warrants valued at $4,731,000 were issued to professionals in 1997 while the value of such issuances to professionals in 1998 amounted to $1,940,000. The offsetting increase of $576,000 in cash-based professional fees in 1998 was due primarily to a general increase in the number of legal and other professionals used by the Company to support an increased level of business activity.

        President's compensation for the year ended May 31, 1998 decreased by $2,283,000 to $240,000 due primarily to the issuance in 1997 of 1,100,000 shares of Common Stock to the president for services performed valued at $2,262,500.

        Employee compensation for the year ended May 31, 1998 increased by $383,000, or 43%, from 1997 due to an increase in the number of employees on staff from four to fourteen offset by a decrease in the value of Common Stock and warrants granted to employees from $800,000 in 1997 to $621,000 in 1998.

        General and administrative expenses for the year ended May 31, 1998 increased by $331,000 due primarily to a general increase in the Company's business activities, an increase in the level of employees and infrastructure needed to support such activities, and the Company's decision to list its Common Stock on the American Stock Exchange.

        Depreciation and amortization for the year ended May 31, 1998 increased by $137,000, or 17%, due in large part to the acquisition of additional furniture and equipment to accommodate the increase in employees as well as the accelerated amortization of $60,000 of capitalized software costs not expected to benefit the Company in the near term.

        As of May 31, 1998, for federal income tax purposes, the Company reported an aggregate of $16,079,000 of available net operating loss ("NOL") carry-forwards incurred during the period from inception (October 4, 1993) through May 31, 1998. These NOL carry-forwards may be available to the Company to offset future taxable income through the year 2013. However, the conversion of some or all of the outstanding warrants or options, or other future issuances of common or preferred stock could result in a change in control for federal income tax purposes. Such an event could significantly limit the amount of the NOL that could be used to offset future taxable income in any one year. There can be no assurance that the Internal Revenue Service will not challenge the existence or the amount of such NOL carry-forwards.

FOREIGN EXCHANGE

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

HISTORICAL CASH FLOWS

        Operating Activities - Cash used in operating activities for the year ended May 31, 1998 amounted to $2,478,000, an increase of $1,240,000 over the cash used for 1997 fiscal year operations. The increase relates primarily to general increases in business activity, number of employees, number of consultants and general and administrative expenses in 1998 as well as the retirement of $155,000 of prior year president's compensation in 1998.

        Investing Activities - During the year ended May 31, 1998, the Company invested $260,000 for software costs and $177,000 for furniture and equipment, an increase of $267,000 over combined 1997 fiscal year capital investments. The increase relates to (i) refinements to the internet trainer course, which were capitalized and will be amortized when revenues from product sales are recognized, and (ii) furniture and equipment purchases required in order to accommodate the increase in employees and consultants.

        Financing Activities - The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements. During the year ended May 31, 1998, the Company received approximately $7.8 million from a private placement, including $5.4 million from the issuance of 4.6 million shares in May 1998. Also during 1998, the Company received and repaid $150,000 of bank loans.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date primarily through private placements of its equity securities. From inception (October 4, 1993) through May 31, 1998, the Company has raised a total of approximately $10.8 million in cash. Of this total, approximately $7.8 million, or 72%, was raised in fiscal 1998 through the issuance of 8,294,790 shares of Common Stock while approximately $1.8 million, or 17% was raised in fiscal 1997 through the issuance of 2,371,653 shares of Common Stock.

        At May 31, 1998, the Company had a cash balance of approximately $5.2 million primarily due to cash remaining from the $5.4 million private placement received in May 1998. In addition, working capital at May 31, 1998 amounted to approximately $5.1 million. As of May 31, 1998, future minimum lease payments due under long-term operating leases are approximately: $343,000 for fiscal year 1999, $436,000 for fiscal year 2000, $424,000 for fiscal year 2001, $400,000 for fiscal year 2002, and $339,000 for fiscal year 2003.

        Based on the Company's current plan of operations, it is anticipated that its current cash balance will provide sufficient working capital through November 1998, however, this period may be extended or reduced depending upon actual expenses incurred in marketing its initial product. The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the Company's financial statements for the year ended May 31, 1998 regarding the uncertainty concerning the Company's ability to continue as a going concern. The Company will need additional financing to fund its working capital requirements, software development, and marketing expenditure requirements. In addition, the amount of such expenditures may be affected by product sales during this period, anticipated or incurred marketing expenses, research and development expenditures, service and customer support expenditures or expenditures relating to other ventures in which the company may participate. Such financing may be raised through equity or debt offerings, joint ventures or other collaborative relationships, borrowings and other sources. To date, the Company has no commitment for any such additional financing (with any equity financing likely to be effected on a best-efforts basis), and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly, sell assets, or take other actions as necessary in order to meet cash flow requirements. The Company does not expect that its internal source of liquidity will improve until net cash is provided by operating activities and, until such time, the Company will rely upon external sources for liquidity.

YEAR 2000 COMPLIANCE ISSUES

        The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems. The Company intends to initiate the process of gathering, testing, and producing information about the Company's technologies impacted by Year 2000 transition. The Company's board of directors is currently developing a Year 2000 strategy for its initial product and future products. The Company believes its initial product is Year 2000 compliant. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against the Company. The outcomes of any such lawsuits and the impact on the Company are not estimable at this time. The Year 2000 may affect the Company's internal systems, however management believes the effect will be minimal as the Company purchased the majority of its hardware systems within the last year and a half. The Company intends to assess the readiness of its systems and those of its vendors for handling the Year 2000. Although the assessment has not been initiated, management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Alonzo & Wells, LLP, the Company's former independent accountants, resigned in August 1997 and did not audit fiscal 1997. Alonzo & Wells, LLP audited the Company's financial statements for the fiscal years ended May 31, 1995 and 1996 and their reports did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except it was modified as to uncertainty as follows, "[t]he Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern."

        In August 1997, upon recommendation by the Board of Directors, the Company engaged BDO Seidman LLP as its principal accountant to audit the Company's financial statements for the fiscal years ending May 31, 1996 and 1997 and for the period from inception (October 4, 1993) through May 31, 1997.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The Company's directors and executive officers are:

          NAME                         AGE         POSITION
          ----------------------------------------------------------------------
          Gary F. Kimmons              47          Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer, Secretary, and
                                                   President

          Gerald Allen                 54          Director

          John Paul DeJoria            55          Director

        GARY F. KIMMONS has served as chairman of the board of the Company since August 1998, and from inception until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since inception and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. From 1986 until forming I-NET(Delaware) in 1993, Mr. Kimmons operated Gary Anthony, Inc, a privately held corporation specializing in developing training programs. From 1981 to 1986, Mr. Kimmons was the manager of human resource development and employee communications at Reading & Bates Corporation. Mr. Kimmons received a bachelor of science degree in psychology, anthropology and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

        GERALD ALLEN has served as a director of the Company since May 1998. Mr. Allen has served as chairman of the board of International Industrial Services, Inc., owners of Cooper Heat and MQS Inspection, for over five years. For the past twenty years, Mr. Allen has been involved in all aspects of venture capital financing in the energy sector.

        JOHN PAUL DEJORIA has served as a director of the Company since August 1998. Mr DeJoria is the chairman of the board and chief executive officer of John Paul Mitchell Systems, a privately held cosmetic company serving the United States and twenty-three other countries. Mr. DeJoria also serves as a director for MQS Inspection, Cooper Heat, Skidmore Energy, and N.R.G. Resources. Mr. DeJoria is co-founder of Solar Utility Company and St. Marten Spirits.

        The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. In September 1998, the Company established an audit committee which is comprised of Messrs. Allen and DeJoria, and a compensation committee comprised of Messrs. Kimmons and Allen. The Company has not established and does not maintain any executive or nominating committees. All officers serve at the discretion of the board of directors.

RECENT RESIGNATIONS

        On August 12, 1998, Joseph "Rod" Canion, the former chairman of the board of the Company, and John Gribi, a former director of the Company gave notice of their resignation from the board of directors. On August 12, 1998, the following officers also severed their relationship with the Company: chief financial officer Tim Harris, chief information officer Doyle Baker, corporate counsel J. David Cabello, director of product marketing Lewis Shrock, and marketing executive Kathleen Harrington Clark. On September 14, 1998, Rodney L. Norville resigned as an officer and director of the Company.

        The Company requested a filing extension for its Form 10-KSB because of delays resulting from the unexpected resignations of several members of senior management in August 1998 and to complete an investigation by outside counsel which commenced promptly after allegations were made by certain former officers of the Company regarding possible securities law violations. The Company announced on September 9, 1998 that a special committee of the Company's Board of Directors completed its investigation of alleged securities law violations involving the Company and presented the report to the full Board of Directors. The report stated that the special committee found no material violations of securities law or trading violations by Company officers and no issues sufficiently material to warrant further investigation or action by the Company. The Board adopted the report and the conclusions of the special committee.


SECTION 16(A) COMPLIANCE

               Section 16(a) of the Securities and Exchange Act of 1934 ("Exchange Act") requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the fiscal year ended May 31, 1998, except the following. Mr. Norville did not timely file a Form 3 in March 1997, the date the Company became subject to the reporting obligations under Section 12 of the Exchange Act, which Form 3 was subsequently filed in May 1998, and Mr. Norville did not timely file a Form 5 reporting an exempt grant pursuant to Rule 16b-3 of the Exchange Act ("exempt grant") in March 1998 of options to purchase 320,000 shares of Common Stock, a warrant to purchase 180,000 shares of Common Stock, and a warrant to purchase 1,200,000 shares of Company Common Stock vesting over a period of four years, which Form 5 was subsequently filed in September

1998. Mr. Kimmons did not timely file a Form 3 in March 1997, the date the Company became subject to the reporting obligations under Section 12 of the Exchange Act, which Form 5 was subsequently filed in May 1998, and Mr. Kimmons failed to timely file a Form 5 reporting an exempt grant of a warrant to purchase 4,000,000 shares of Company Common Stock vesting over a period of four years, which Form 5 was subsequently filed in September 1998. Mr. Allen did not timely file a Form 3 reporting his election as a director in May 1998, which Form 5 was subsequently filed in September 1998. Mr. Gribi did not timely file a Form 3 in April 1998 upon becoming a director of the Company, nor did Mr. Gribi timely file a Form 5 in May 1998 reporting an exempt grant in April 1998 of options to purchase 300,000 shares of Common Stock. Mr. Canion did not file a Form 3 in March 1998 upon becoming a director, which Form 3 was subsequently filed in June 1998. Mr. Canion failed to timely file a Form 4 in April 1998 reporting the purchase of 3,000,000 shares of Company Common Stock. Mr. Canion subsequently reported the purchase on the Form 3 filed in June 1998. Mr. Canion disposed of 210,000 shares by gift in March 1998, but did not file his Form 4 until June 1998. Additionally, Mr. Canion purchased 75,000 shares and disposed of 1,000 shares by gift in April 1998, but did not file his Form 4 until June 1998. Mr. Ben-Dak failed to file a Form 3 in March 1997, the date the Company became subject to the reporting obligations under Section 12 of the Exchange Act, nor did Mr. Ben-Dak file a Form 5 in July 1997 reporting the exempt grant of 950,000 shares of Common Stock in April 1997.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                  LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                           Bonus/                            Securities
                                                           Other         Restricted          Underlying                    All Other
     Name and                Fiscal                        Annual           Stock             Options/            LTIP       Compen-
 Principal Position           Year      Salary          Compensation(1)     Award(2)            SARs             Payouts     Sation
------------------------------------------------------------------------------------------------------------------------------------
Gary F. Kimmons,
CEO ......................    1998    $  240,000              --                --           4,000,000(3)           --          --

                              1997    $  240,000              --          $2,262,500(4)      2,000,000(5)           --          --

                              1996    $  240,000              --          $  185,625(6)           --                --          --

Rodney L
Norville, Former
Vice-President
and Director .............    1998    $  165,000              --          $  343,750(7)      1,700,000(8)           --          --

                              1997    $  120,000              --          $1,975,000(9)           --                --          --

                              1996          --                --                --                --                --          --

Rod Canion,
Former Chairman
of the Board .............    1998    $   25,000(10)          --                --                --          $  131,250(11)    --

                              1997          --                --                --                --                --          --

                              1996          --                --                --                --                --          --

Gerald Allen,
Director .................    1998          --                --          $4,250,000(12)          --                --          --

                              1997          --                --                --                --                --          --

                              1996          --                --                --                --                --          --

Joseph D Ben-Dak, Former
Senior Vice-President
and Director .............    1998    $  160,000              --                --                --                --          --

                              1997    $   45,000              --          $1,987,500(13)       200,000(14)          --          --

                              1996          --                --                --                --                --          --

---------------------
(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2) These issuances of Company Common Stock were awarded for services rendered, valued at the closing market price as of date of grant.

(3) Consists of a warrant granted in March 1998 to purchase 4,000,000 shares of Company Common Stock at an exercise price of $0.3125 per share, vesting over a period of four years at a rate of 1,000,000 shares per year, beginning in March 1999.
(4) Consists of: (a) 1,000,000 shares of Company Common Stock granted April 18, 1997, (b) 50,000 shares of Company Common Stock granted January 31, 1997, and (c) 50,000 shares of Company Common Stock granted May 27, 1997.
(5) In September 1996, Mr. Kimmons was granted a warrant to purchase 2,000,000 shares of Company Common Stock at a price of $1.00 per share. In March 1998, the warrant was re-issued as a result of a decrease in the price of the Company's Common Stock as follows: (a) options to purchase 290,909 shares of Company Common Stock, exercisable immediately, at $0.34375 per share, and
    (b) a warrant to purchase 1,709,091 shares of Company Common Stock, exercisable immediately, at $0.3125 per share.
(6) Consists of: (a) 180,000 shares of Company Common Stock granted May 22, 1996, and (b) 60,000 shares of Company Common Stock granted May 30, 1996.
(7) Consists of 500,000 shares of Company Common Stock granted November 17,
    1997.
(8) Consists of: (a) an option to purchase 320,000 shares of Company Common Stock, exercisable immediately, at $0.3125 per share, (b) a warrant to purchase 180,000 shares of Company Common Stock, exercisable immediately, at $0.3125 per share, and (c) a warrant to purchase 1,200,000 shares of Company Common Stock vesting over a period of four years at a rate of 300,000 shares per year, beginning in March 1999, at an exercise price of $0.3125 per share.
(9) Consists of: (a) 100,000 shares of Company Common Stock granted October 31, 1996, (b) 100,000 shares of Company Common Stock granted May 27, 1997, and
    (c) 800,000 shares of Company Common Stock granted April 18, 1997.
(10)The value stated represents a portion of $150,000 that was paid to Mr. Canion in April 1998 as part of his consulting agreement. See Item 10 :
    "Executive Compensation Terminated Consulting Agreements."
(11)The value stated represents the issuance of 500,000 shares of restricted Company Common Stock to Mr. Canion in fiscal 1998. See Item 10 : "Executive Compensation Terminated Consulting Agreements."
(12) Consists of 1,000,000 shares of Company Common Stock granted March 31,
    1998.
(13) Consists of: (a) 50,000 shares of Company Common Stock granted October 31, 1996, and (b) 950,000 shares of Company Common Stock granted April 18, 1997.
(14)See Item 12 : "Certain Relationships and Related Transactions," for a discussion of the warrant to purchase 200,000 shares of Company Common Stock.

EMPLOYMENT AND CONSULTING AGREEMENTS

        In March 1998, the Company amended and restated its employment agreement with Mr. Kimmons. The amended agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and a warrant to purchase 4,000,000 shares of Company Common Stock exercisable at a purchase price of $.3125 per share (closing market price on the date of grant) which vest at the rate of one-quarter per year over four years. Upon Mr. Kimmon's death, disability or involuntary termination (other than for cause), all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement upon the following: (i) disability for a period of more than six months with 30 days notice to Mr. Kimmons; (ii) for cause which is defined as a conviction of a felony or moral turpitude, deliberate and intentional refusal to perform (notice and cure provisions exist), and fraud or defalcation involving material funds or assets; and (iii) the death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as diminution of duties, failure by the Company to comply with the agreement, a requirement by the Company for Mr. Kimmons to move locations, any purported termination other than as permitted in the agreement, a change of control, or failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (i) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (ii) all outstanding warrants immediately vest, (iii) welfare and fringe benefits are provided for one year, (iv) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period ("Accrued Obligations"). On death or disability, the Company must only pay the Accrued Obligations and other benefits accrued but not yet paid. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (i) 15 days after the one year anniversary of the change of control, (ii) 15 days after the anniversary date of any merger, or (iii) March 15, 2001. During the remaining term of the agreement following a change of control, Mr. Kimmons will have materially the same duties he had 120 days prior to the change of control, will perform those duties in the same office or at a location less than 35 miles further away from his home, and Mr. Kimmons salary will not be reduced during that period. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation. Mr. Kimmons holds voting rights for 5.1 million shares of Company Common Stock held by other individuals pursuant to voting rights agreements. The voting rights agreements expire May 31, 2000; however, upon the sale of the shares by record holders pursuant to Rule 144 of the Act after May 31, 1999, the voting rights terminate as to the sold shares. Upon the expiration of the voting rights agreements or the sale of a significant number of shares of Common Stock by the Company, it is possible that Mr. Kimmons percentage of voting rights would fall below 30% triggering the change of control provisions in his employment agreement.

        In March 1998, the Company amended and restated its employment agreement with Mr. Norville, which contains identical terms to Mr. Kimmons' employment agreement except the annual base compensation is $180,000 and the warrant is to purchase 1,200,000 shares of Company Common Stock at an exercise price of $0.3125 per share (the closing market price on the date of grant) vesting one-quarter per year over a four year period. Additionally, he received an option to purchase 320,000 shares of Company Common Stock at $0.3125 per share and a warrant to purchase 180,000 shares of Company Common Stock at $0.3125 per share. In September 1998, by mutual agreement between the Company and Mr. Norville, Mr. Norville resigned as a director and officer of the Company, his employment agreement was terminated and concurrently therewith, Mr. Norville's professional corporation entered into a one-year consulting agreement with the Company. Mr. Norville's consulting agreement provides for monthly consulting fees of $7,500 for a period of twelve months ending September 15, 1999. Mr. Norville's severance agreement provides for severence compensation of $360,000 payable in installments of $7,500 for a period of (12) twelve months, and thereafter $15,000 per month for a period of (18) eighteen months, and affirms the warrant to purchase 1,200,000 shares of Company Common Stock which vest one-quarter per year over a four year period beginning March 1999. Such severence compensation will be recorded as an expense in the Company's financial statements for the transitional reporting period ending December 31, 1998.

        In August 1998, the Company entered into a one year consulting agreement with John Paul DeJoria whereby, the Company agreed to compensate Mr. DeJoria in the amount of $50,000, and Mr. DeJoria purchased 1,000,000 shares of Company Common Stock at $.05 per share. The shares are subject to repurchase by the Company at $.05 per share in the event of Mr. DeJoria's failure to perform or early termination of the agreement. Under the agreement, the shares vest at a rate of one-twefth per month, and the vested shares are no longer subject to repurchase by the Company. The entire amount of the shares vests immediately and automatically without notice from DeJoria upon material breach of the agreement by the Company or breach of any of the representations or warranties. Mr. DeJoria may terminate the agreement at any time upon thirty days notice. The Company may terminate the agreement if the Board determines that DeJoria failed to perform his duties under the agreement for a period of six months, and such failure was not due to illness or disability.

TERMINATED CONSULTING AGREEMENTS

        On August 12, 1998, Mr. Canion gave notice of his resignation from the Board of Directors. Mr. Canion purchased 3,000,000 shares of Company Common Stock pursuant to a one year consulting agreement dated March 17, 1998 at an agreed price of $.05 per share. The shares were subject to a repurchase provision allowing the Company to repurchase a portion of the shares at their purchase price upon early termination of the consulting agreement by Mr. Canion. The portion of the shares subject to the repurchase provision was to be calculated by multiplying the number of months of the unexpired term of the consulting agreement times 250,000 shares. The Company exercised its repurchase right and sent a demand letter to Mr. Canion in September 1998 for the repurchase of 2,000,000 shares. In addition, Mr. Canion was paid $150,000 which, as per the consulting agreement, vested proportionately over a period of one year. The consulting agreement provided that in the event of termination by Mr. Canion, Mr. Canion would be required to return the unvested portion of the compensation. Mr. Canion resigned in August 1998, and the Company sent a demand letter to Mr. Canion in September 1998 for the re-payment of $94,931.51. To date, Mr. Canion has not returned the unearned compensation and the Company has not concluded the repurchase of the shares.

        On August 12, 1998, Mr. Gribi gave notice of his resignation from the Board of Directors. Mr. Gribi was issued an option to purchase 300,000 shares of Company Common Stock at an exercise price of $2.3125 per share (the closing market price on the date of grant), pursuant to a consulting agreement dated April 14, 1998. The shares were to vest at a rate of 25,000 shares per month. Pursuant to the consulting agreement, the Company has cancelled options to purchase 200,000 shares of Company Common Stock.

STOCK OPTIONS AND WARRANTS

        During 1996 the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("Plan"). Pursuant to the Plan, options to purchase up to 5,000,000 shares of Common Stock may be granted to employees, officers and directors of the Company. In June 1998, the board of directors approved an increase in the number of authorized options from 1,000,000 shares to 5,000,000 shares. The Company intends to seek stockholder approval of this increase at the Company's next annual meeting. Options granted under the Plan generally expire five to ten years after the date of grant. As of May 31, 1998, options to purchase 635,909 shares were exercisable and 2,971,091 shares were available for future grants under the Plan. The Company does not maintain any long-term retirement or other benefit plan.

        The following table provides information on the warrants and options granted to the indicated officer and director during fiscal year 1998:

                                INDIVIDUAL GRANTS

NAME                       SHARES UNDERLYING        PERCENT OF    EXERCISE PRICE     EXPIRATION DATE
                        WARRANTS/OPTIONS GRANTED  TOTAL OPTIONS
                                                   TO EMPLOYEES

Gary Kimmons ............       290,909(1)             12.5%          $0.34375          03/13/03
                              1,709,091(2)               (3)          $ 0.3125          03/13/03
                              4,000,000(4)               (3)          $ 0.3125          03/13/03

Rodney L. Norville ......       320,000(1)             13.7%          $ 0.3125          03/13/03
                                180,000(2)               (3)          $ 0.3125          03/13/03
                              1,200,000(5)               (3)          $ 0.3125          03/13/03

Gerald Allen ............          --                  --                 --                --

Rod Canion ..............          --                  --                 --                --

Joseph D. Ben-Dak .......          --                  --                 --                --

-----------------
(1)     Consists of an immediately exercisable option.
(2)     Consists of an immediately exercisable warrant.
(3) Messrs. Kimmons and Norville were the only employees issued warrants in fiscal year 1998.
(4) Consist of a warrant vesting over four years at a rate of 1,000,000 per year, beginning in March 1999.
(5) Consist of a warrant vesting over four years at a rate of 300,000 per year, beginning in March 1999.


                   AGGREGATED WARRANT/OPTIONS EXERCISES IN FISCAL YEAR 1998 AND FISCAL YEAR-END WARRANT/OPTIONS VALUES

                                         SHARES                                                                VALUE OF
                                        ACQUIRED                   NUMBER OF SECURITIES                      UNEXERCISED
                                           ON             VALUE   UNDERLYING UNEXERCISED                     IN-THE-MONEY
      NAME                              EXERCISE         REALIZED   WARRANTS/OPTIONS                       WARRANTS/OPTIONS(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       EXERCISABLE      UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------

Gary  Kimmons ................             --               --          1,709,091             --        $10,468,182             --

                                           --               --            290,909             --        $ 1,772,727             --

                                           --               --               --          4,000,000             --        $24,500,000
Rodney L. Norville ...........             --               --            500,000             --        $ 3,062,500             --

                                                                             --          1,200,000             --        $ 7,350,000

Joseph D. Ben-Dak ............             --               --            200,000             --        $ 1,139,500             --

Gerald Allen .................             --               --               --               --               --               --

Rod Canion ...................             --               --               --               --               --               --

(1) Computed based on the differences between the closing market price and aggregate exercise prices as of Friday, May 29,1998.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of September 14, 1998, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

 NAME AND ADDRESS OF BENEFICIAL   NUMBER OF SHARES OF COMMON     PERCENTAGE OF
           OWNER (1)               STOCK BENEFICIALLY OWNED        OWNERSHIP
           ---------               ------------------------        ---------

Kimmons Family Partnership, Ltd.(2)       4,955,000                     17.0%
Gary F. Kimmons                         14,856,080(3)                   47.6%
Gerald Allen                             2,078,860(4)                    7.5%
John Paul DeJoria                        1,010,000(5)                    3.5%
Rodney L. Norville                       2,061,000(6)                    6.9%
Rod Canion                               2,864,000(7)                    9.8%
Joseph D. Ben-Dak                          200,000(8)                     .7%
All executive officers and
directors as a group (3 persons)         15,866,080(9)                  50.9%

-------------------------
(1) The business address of each principal stockholder is the same as the address of the Company's principal executive offices, except for: (a) Mr. Norville whose address is 13103 F.M. 1960, Houston, Texas 77065, (b) Mr. Canion whose address is 5 Post Oak Park, Houston, Texas 77027, and (c) Mr. Ben-Dak whose address is 20 Villa Street, Mt. Vernon, New York 10552.
(2) Mr. Kimmons is a general partner of a family limited partnership, and as such has the sole voting, investment and disposition power over the 4,955,000 shares of Company Common Stock owned by the partnership.
(3) Includes the 4,955,000 shares owned of record by the Kimmons Family Partnership, Ltd., a warrant to purchase 1,709,091 shares, and options to purchase 290,909 shares of Company Common Stock. Includes 5,100,000 shares of Company Common Stock held by other individuals that have granted Mr. Kimmons voting rights with respect to these shares. The voting rights agreements expire May 31, 2000; however, if the shares are sold by the record holder pursuant to Rule 144 of the Act, after May 31, 1999, the voting rights terminate as to the sold shares.
(4) Includes 28,860 shares owned by LK Resources, L.C., of which Mr. Allen is a member and 900,000 shares owned by Mr. Allen as trustee.
(5) See Item 10: "Executive Compensation - Employment and Consulting Agreements," for a discussion of the purchase terms of these shares of Company Common Stock.
(6) Mr. Norville is an officer and director of Jedson Enterprises, Inc., which is trustee of trusts which own 1,000 shares of Company Common Stock, and as such has the voting, investment, and disposition power over these shares. Jedson Enterprises, Inc. is a partner in Jedson Partners, Ltd. which owns 1,450,000 shares of Company Common Stock. In addition, Mr. Norville's daughters own 110,000 shares of Company Common Stock. Includes a warrant to purchase 180,000 shares of Company Common Stock and options to purchase 320,000 shares of Company Common Stock.
(7) See Item 10: "Executive Compensation -Terminated Consulting Agreements," for a discussion of the Company's repurchase rights with respect to certain of Mr. Canion's shares of Company Common Stock.
(8) Consists of a warrant to purchase 200,000 shares of Company Common Stock.

(9) Includes options and warrants to purchase 2,000,000 shares of Company Common Stock.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the Company's acquisition of intellectual property from GK-Texas, the Company issued Gary F. Kimmons and his family partnership 6,375,000 shares of Common Stock. Mr. Kimmons had conveyed the intellectual property to a predecessor of GK-Texas for nominal consideration. From inception through fiscal 1995, Mr. Kimmons was issued 92,580 shares of Common Stock for services rendered for nominal consideration. During the fiscal year ended May 31, 1996, Mr. Kimmons was issued an aggregate of 240,000 shares of Common Stock for services rendered to the Company. In September 1996, Mr. Kimmons was issued a five-year warrant to purchase 2,000,000 shares of Company Common Stock at an exercise price of $1 per share, which was re-issued in March 1998 as options to purchase 290,909 shares of Common Stock at $0.34375 per share and a warrant to purchase 1,709,091 shares of Common Stock at $0.3125 per share. Mr. Kimmons was granted an additional 1,100,000 shares of Common Stock, of which 50,000 shares were issued in January 1997, 50,000 shares were issued in May 1997, and 1,000,000 shares were granted in April 1997 and issued in August 1997. In March 1998, Mr. Kimmons received a warrant to purchase 4,000,000 shares of Common Stock vesting over a period of four years at a rate of 1,000,000 shares per year, beginning in March 1999. All grants were for services rendered and at exercise prices of no less than the closing market price on the date of grant.

        In September 1997, the board of directors voted to pay Kathryn Kimmons, the wife of Mr. Kimmons, an annual salary of $60,000 for her services as corporate secretary (a non-executive office) for the fiscal year 1998. Mrs. Kimmons began serving as secretary in June 1997 and resigned as secretary in May 1998.

        Jedson Enterprises, Inc. - Trustee ("Jedson Enterprises"), an entity controlled by Mr. Norville, acquired 24,000 shares of Common Stock at a purchase price of $.50 per share in May 1994, and 26,000 shares of Common Stock for nominal consideration in January 1995. Jedson Enterprises was issued 100,000 shares of Common Stock for nominal consideration in October 1996, 100,000 shares of Common Stock for nominal consideration in May 1997, and 800,000 shares for nominal consideration were granted in April 1997 and were issued in August 1997. In November 1997, the Company determined to issue Mr. Norville 500,000 shares of Common Stock for nominal consideration, which shares were initially issued to Lara Norville and Jenifer Norville, Mr. Norville's daughters, and subsequently 400,000 shares were transferred to Jedson Partners, Ltd., controlled by Mr. Norville. In March 1998, Mr. Norville was issued vested options to purchase 320,000 shares of Common Stock at $0.3125 per share, a vested warrant to purchase 180,000 shares of Common Stock at $0.3125 per share, and a warrant to purchase 1,200,000 shares of Common Stock vesting over a period of four years at a rate of 300,000 shares per year at $0.3125 per share. All grants were for services rendered and at exercise prices equal to the closing market price on the date of grant.

        In October 1996, Mr. Ben-Dak was issued 50,000 shares of Common Stock for nominal consideration. In April 1997, Mr. Ben-Dak was issued 950,000 shares of Common Stock for nominal consideration. In September 1996, Mr. Ben-Dak was issued a warrant to purchase 500,000 shares of Common Stock vesting over a five-year period at a rate of 100,000 per year at 75% of the closing market price averaged over the three month period prior to vesting of the shares. In March 1998 Mr. Ben-Dak resigned from the board of directors. As part of his separation from the Company, a portion of the warrant to purchase 300,000 shares of Company Common Stock was cancelled, and the vesting of the remaining shares, which had not already vested, were accelerated.

        Between March and May 1998, Gerald Allen assisted the Company in connection with a private placement of Company Common Stock for which Mr. Allen was issued 1,000,000 shares of Common Stock. Mr. Allen, individually and as trustee, purchased an aggregate of 1,050,000 shares of Company Common Stock in May 1998 at a purchase price of $1.50 per share. This purchase was part of a private placement offering subscribed to by additional unrelated third parties, which offering price was at or about market.

        See Item 10: "Executive Compensation - Employment and Consulting Agreements" for a discussion of shares of Company Common Stock purchased by Mr. DeJoria, and "Item 10: Executive Compensation - Terminated Consulting Agreements" for a discussion of shares of Company Common Stock purchased by Mr. Canion and the Company's repurchase rights.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are to be filed as part of the Registration
Statement:


        EXHIBIT NO.   IDENTIFICATION OF EXHIBIT
        -----------   -------------------------
            2.1(1)    Certificate of Merger
            3.1(1)    Certificate of Incorporation of the Company,
                        and Amendments thereto.
            3.2(1)    By-laws of the Company
            3.3(2)    Amendment to Certificate of Incorporation
            4.1(1)    Common Stock Certificate
            4.2(1)    Form of Warrant
            9.1(2)    Form of Voting Agreement granted to Mr. Kimmons
           10.1(1)    Agreement with Microelectronics Computer Corporation
           10.2(1)    Agreement with AT&T
           10.3(a)(2) Gary Kimmons Amended and Restated Employment Agreement 10.3(b)(2) Gary Kimmons Addendum to the Amended and Restated
                        Employment Agreement
           10.4(1)    Rodney L. Norville Employment Agreement
           10.5(1)    Employee Stock Option Plan
           10.6(1)    Data Crystal Agreement
           10.7(2)    Rodney L. Norville Consulting Agreement
           10.8(2)    Rod Canion Consulting Agreement
           10.9(2)    John Gribi Consulting Agreement
           10.10(2)   David Cabello Employment Agreement
           10.11(2)   John Paul DeJoria Consulting Agreement
           10.12(2)   Shelley Duvall Memorandum of Understanding
           10.13(2)   Rodney L. Norville Severance Agreement and General Release
           27.1(2)    Financial Data Schedule
-------------------
(1)  Filed previously on registration statement Form 10-SB SEC File No.
      000-22057.
(2)  Filed herewith


    (b) There have been no reports filed on Form 8-K.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           GK Intelligent Systems, Inc.

           By /s/  GARY F. KIMMONS
              ----------------------------
                 Gary F. Kimmons, President, Chief Executive Officer,
                  Chief Financial Officer, Chief Accounting Officer, and
                  Director

                          ----------------------------

        Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated:

  SIGNATURE                              TITLE                   DATE
  ---------                              -----                   ----
/s/ GARY F. KIMMONS                 President,Chief          September 14, 1998
    Gary F. Kimmons                 Executive Officer
                                    and Director

/s/ GERALD C. ALLEN                 Director                 September 14, 1998
    Gerald C. Allen

/s/ JOH PAUL DeJORIA                Director                 September 14, 1998
    Joh Paul DeJoria

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                           PAGE
                                           ----

Report of Independent Certified Public
Accountants.............................   F-2

Balance Sheet as of May 31, 1998........   F-3

Statements of Loss for the years ended
  May 31, 1998 and 1997 and the period
  from inception (October 4, 1993)
  through May 31, 1998..................   F-4

Statements of Stockholders' Equity
  (Capital Deficit) for the period from
  inception (October 4, 1993) through
  May 31, 1998..........................   F-5

Statements of Cash Flows for the years
  ended May 31, 1998 and 1997 and the
  period from inception (October 4,
  1993) through May 31, 1998............   F-6

Notes to Financial Statements...........   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
GK Intelligent Systems, Inc.

     We have audited the balance sheet of GK Intelligent Systems, Inc. (a development state enterprise) as of May 31, 1998, and the related statements of loss, stockholders' equity (capital deficit) and cash flows for the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. (a development stage enterprise) as of May 31, 1998 and the results of its operations and its cash flows for the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through May 31, 1998, in conformity with generally accepted accounting principles.

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

                                                         BDO SEIDMAN, LLP

Houston, Texas
July 24, 1998, except as to Note 9,
  which is as of September 2, 1998

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  MAY 31, 1998
                 ASSETS
Current:
     Cash...............................  $     5,241,449
     Other..............................           98,080
                                          ---------------
Total Current Assets....................        5,339,529
Computer software costs, net (Notes 4
  and 8)................................        2,154,669
Property and equipment, net (Note 5)....          326,360
                                          ---------------
Total Assets............................  $     7,820,558
                                          ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...................  $       232,776
     Capital lease obligations, current
      maturities (Note 6)...............           24,139
                                          ---------------
Total Current Liabilities...............          256,915
                                          ---------------
Capital lease obligations, less current
  maturities (Note 6)...................           86,741
Commitments and Contingencies (Notes 2,
  6, 8 and 10)
Stockholders' Equity (Notes 1, 4, 8, 9,
  10, 11 and 12):
     Series A preferred stock;
      redeemable and convertible
       with liquidation preference of
      $6.00 per share...................        3,521,932
     Common stock.......................           28,179
     Additional paid-in capital.........       22,142,468
     Deficit accumulated during the
      development stage.................      (18,215,677)
                                          ---------------
Total Stockholders' Equity..............        7,476,902
                                          ---------------
Total Liabilities and Stockholders'
  Equity................................  $     7,820,558
                                          ===============

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS

                                                                             INCEPTION
                                             YEAR ENDED MAY 31,           (OCTOBER 4, 1993)
                                       -------------------------------        THROUGH
                                            1998            1997            MAY 31, 1998
                                       --------------  ---------------   ------------------
Revenues.............................  $           --  $            --      $         --
Costs and expenses:
  Professional services..............       2,748,628        4,963,686         8,569,670
  Employee compensation..............       1,272,876          889,527         2,162,403
  Depreciation and amortization......         957,475          820,497         2,303,024
  President's compensation...........         240,000        2,523,443         3,548,457
  Other general and administrative...         662,819          331,320         1,499,623
                                       --------------  ---------------   ------------------
Net loss.............................      (5,881,798)      (9,528,473)      (18,083,177)
Dividends on preferred stock (Note
  9).................................        (132,500)              --          (132,500)
                                       --------------  ---------------   ------------------
Net Loss Applicable to Common
  Shareholders.......................  $   (6,014,298) $    (9,528,473)     $(18,215,677)
                                       ==============  ===============   ==================
Basic Net Loss Per Share of Common
Stock................................  $         (.35) $          (.89)     $      (1.76)
                                       ==============  ===============   ==================
Weighted Average Number of Shares of
  Common Stock Outstanding...........      17,133,102       10,671,092        10,354,224
                                       ==============  ===============   ==================

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                           PREFERRED STOCK (a)   COMMON STOCK (b)      ADDITIONAL     DURING THE
                                           -------------------  -------------------     PAID-IN      DEVELOPMENT
                                           SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL         STAGE         TOTAL
                                           -------   ---------  ---------   -------    ----------    ------------   ----------
Initial capitalization by president.....        --   $      --  6,375,000   $6,375     $       --    $        --    $    6,375
Shares issued in private placements at
  $.50, $1.00, $1.50, $2.00 and $2.50
  per share (net of commissions of
  $94,115)..............................        --          --    301,434      301        219,886             --       220,187
Shares issued to president for
  services..............................        --          --     92,580       93         51,036             --        51,129
Shares issued for professional
  services..............................        --          --     83,790       84         41,811             --        41,895
Shares issued in connection with reverse
  merger................................        --          --    963,275      963           (963)            --            --
Net loss................................        --          --         --       --             --       (873,389 )    (873,389)
                                           -------   ---------  ---------   -------    ----------    ------------   ----------
BALANCE, MAY 31, 1995...................        --          --  7,816,079    7,816        311,770       (873,389 )    (553,803)
Series A preferred shares issued in
  connection with acquisition of
  software (Notes 4 and 9)..............   883,333   3,389,432         --       --             --             --     3,389,432
Shares issued in private placements at
  $1.00, $2.00, $2.50 and $3.00 per
  share (net of commissions of
  $1,065)...............................        --          --    607,369      607        903,801             --       904,408
Shares issued to president for
  services..............................        --          --    240,000      240        185,385             --       185,625
Shares issued for professional
  services..............................        --          --    200,166      200        297,179             --       297,379
Shares issued in settlement of debt.....        --          --    250,000      250        471,007             --       471,257
Net loss................................        --          --         --       --             --     (1,799,517 )  (1,799,517)
                                           -------   ---------  ---------   -------    ----------    ------------   ----------
BALANCE, MAY 31, 1996...................   883,333   3,389,432  9,113,614    9,113      2,169,142     (2,672,906 )   2,894,781
Shares issued in private placements at
  $.875 and $1.00 per share (net of
  commissions of $61,306)...............        --          --  2,371,653    2,372      1,802,134             --     1,804,506
Shares issued to president and employees
  for services..........................        --          --    296,110      296        706,716             --       707,012
Shares issued for professional services
  and expenses..........................        --          --    508,652      509        940,665             --       941,174
Warrants issued to employees............        --          --         --       --         56,040             --        56,040
Warrants issued for professional
  services..............................        --          --         --       --        290,596             --       290,596
Net loss................................        --          --         --       --             --     (9,528,473 )  (9,528,473)
                                           -------   ---------  ---------   -------    ----------    ------------   ----------
BALANCE, MAY 31, 1997...................   883,333   3,389,432  12,290,029  12,290      5,965,293    (12,201,379 )  (2,834,364)
Shares issued in private placements at
  $.40, $.47, $.48, $.50, $1.00, $1.36
  and $1.50 per share...................        --          --  8,136,290    8,136      7,528,866             --     7,537,002
Shares issued for exercise of warrants
  at $1.00 per share....................        --          --    158,500      159        158,341             --       158,500
Shares issued to president and employees
  for services..........................        --          --  1,976,140    1,976      2,817,120             --     2,819,096
Shares issued for professional
  services..............................        --          --  5,618,360    5,618      4,994,186             --     4,999,804
Warrants and options issued to president
  and employees for services............        --          --         --       --        102,349             --       102,349
Warrants and options issued for
  professional services.................        --          --         --       --        576,313             --       576,313
Net loss................................        --          --         --       --             --     (5,881,798 )  (5,881,798)
Dividends on Series A preferred stock...        --     132,500         --       --             --       (132,500 )          --
                                           -------   ---------  ---------   -------    ----------    ------------   ----------
BALANCE, MAY 31, 1998...................   883,333   $3,521,932 28,179,319  $28,179    $22,142,468   $(18,215,677)  $7,476,902
                                           =======   =========  =========   =======    ==========    ============   ==========

NOTES:

(a) $.001 par; 10,000,000 shares authorized

(b) $.001 par; 250,000,000 shares authorized

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    YEAR ENDED                 INCEPTION
                                                     MAY 31,               (OCTOBER 4, 1993)
                                          ------------------------------        THROUGH
                                               1998            1997          MAY 31, 1998
                                          --------------  --------------   -----------------
Operating activities:
     Net loss...........................  $   (5,881,798) $   (9,528,473)    $ (18,083,177)
     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
          Depreciation and
             amortization...............         957,475         820,497         2,303,024
          Issuance of common stock and
             warrants for various
             expenses...................       2,560,853       7,681,831        10,930,214
          Changes in assets and
             liabilities:
               Other current assets.....         (39,557)        (58,523)          (98,080)
               Accounts payable.........         (74,789)       (153,621)          232,777
                                          --------------  --------------   -----------------
                     Net cash used in
                       operating
                       activities.......      (2,477,816)     (1,238,289)       (4,715,242)
                                          --------------  --------------   -----------------
Investing activities:
     Purchased and developed software...        (259,771)       (131,143)         (915,742)
     Organization costs.................              --              --           (78,745)
     Other capital expenditures.........        (177,520)        (39,215)         (241,170)
                                          --------------  --------------   -----------------
                     Net cash used in
                       investing
                       activities.......        (437,291)       (170,358)       (1,235,657)
                                          --------------  --------------   -----------------
Financing activities:
     Proceeds from private placements
       and other share issuances........       7,832,211       1,806,156        10,769,176
     Proceeds from borrowings...........         150,000              --           716,269
     Repayment of borrowings............        (174,120)        (68,327)         (293,097)
                                          --------------  --------------   -----------------
                     Net cash provided
                       by financing
                       activities.......       7,808,091       1,737,829        11,192,348
                                          --------------  --------------   -----------------
Net increase in cash....................       4,892,984         329,182         5,241,449
Cash and cash equivalents at beginning
  of period.............................         348,465          19,283                --
                                          --------------  --------------   -----------------
Cash and cash equivalents at end of
  period................................  $    5,241,449  $      348,465     $   5,241,449
                                          ==============  ==============   =================

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

  BUSINESS

     GK Intelligent Systems, Inc. (the "Company"), is a development stage enterprise incorporated in Delaware in 1988. The Company is principally engaged in the development and marketing of software products capable of interaction with, and adaptation to, the needs of software users (referred to as "intelligent" software) and sophisticated real-time access to and interpretation of data. To date, the Company has realized no revenues and its activities have been limited primarily to the acquisition of software assets used to develop future products and applications, research and development of software products and initial marketing activities. The Company has adopted a calendar year end to be effective December 31, 1998.

     The Company's software technology is capable of evaluating a user's competence level and adapting training programs to the user's specific learning styles and abilities, and is referred to as SMART ONE technology. The Company is using this technology to develop specific training software products (e.g., Internet training).

     The Company's proprietary CARNOT technology is capable of accessing and evaluating large amounts of data on network systems, such as the Internet. The Company is currently developing specific business applications utilizing this technology called SMART ENTERPRISE.

  REVERSE MERGER

     Pursuant to an agreement effective August 15, 1994, LBM-US, Inc. (LBM) issued 6,758,920 shares of its common stock in exchange for all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation (GKIS-Texas). The remaining 963,275 common shares out of a total of 7,722,195 common shares were retained by the former owners of LBM. Prior to, and in conjunction with the transaction, LBM authorized a stock split of three and one-half shares to one for its existing shareholders. On August 18, 1994, LBM changed its name to GK Intelligent Systems, Inc.

     This transaction resulted in the former stockholders of GKIS-Texas acquiring approximately 88% of the Company. Accordingly, the transaction has been treated for accounting purposes as a purchase of the Company by GKIS-Texas, referred to as a "reverse merger". As GKIS-Texas is deemed to be the acquirer for accounting purposes, (i) its assets and liabilities are included in the financial statements of the continuing entity at their carrying values, (ii) its operations are presented for all periods prior to August 15, 1994 and (iii) its outstanding shares for periods prior to August 15, 1994 have been retroactively restated giving effect to the reverse merger transaction.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is contemplating short and long term debt or equity financing sufficient to fund projected working capital and software product development needs. The Company expects to release its first software product, the Netscape Navigator version of "Around the World in 80 Minutes," by late November 1998. However, there can be no assurance that the Company will be successful in raising funds, that the amount and terms of such financing will be acceptable to the Company, or that the profits from the sale of software products in fiscal year 1999 will be sufficient to fund the Company's working capital and software development expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  SIGNIFICANT ACCOUNTING POLICIES:

  COMPUTER SOFTWARE COSTS

     Costs of purchased software having alternative future uses in developing other software products are (i) capitalized when acquired, (ii) amortized on a straight-line basis over their expected useful life of five years and (iii) reported at the lower of unamortized cost or net realizable value.

     Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. During the years ended May 31, 1998 and 1997 and from inception (October 4, 1993) through May 31, 1998 the Company incurred $1,808,000, $1,409,000 and $3,812,000, respectively, in research and development expenses.

  PROPERTY AND EQUIPMENT

     Property and equipment consists primarily of furniture, equipment and leasehold improvements, and are carried at cost. Depreciation and amortization is computed principally on a straight-line basis over the estimated useful lives of the various assets ranging from 3 to 5 years or, in the case of certain property under capital lease, over the lesser of the useful life or the lease term. Leasehold improvements are amortized over the length of the related leases. Expenditures for maintenance and repairs are expensed as incurred while improvements and major replacements are capitalized.

  INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to amounts expected to be realized.

  LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per
Share" ("SFAS 128"). SFAS 128 is effective for the year ended May 31, 1998. SFAS 128 simplifies the standards required under previously existing accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share
("diluted EPS"). Diluted EPS for the periods presented was not disclosed on the Statements of Loss as the effect is anti-dilutive.

     Basic net loss per share has been calculated using the weighted average number of common shares outstanding and any common stock equivalents, if dilutive, during the period presented. For the period from inception (October 4, 1993) through May 31, 1998, the weighted average number of common shares outstanding gives retroactive recognition to the reverse merger transaction described in Note 1.

  ACCOUNTING ESTIMATES

     The accompanying financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that effect the reported amounts

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

  STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments purchased with an original maturity of three months or less.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

  STOCK-BASED COMPENSATION

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  NEW ACCOUNTING PRONOUNCEMENTS

     REVENUE RECOGNITION -- In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." This SOP supersedes SOP 91-1 "Software Revenue Recognition" and provides more stringent guidelines for revenue recognition. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     COMPREHENSIVE INCOME -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management does not consider that adoption of this statement will have a material impact on the Company's financial statement disclosures.

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION -- In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. Adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows.

     PENSION AND OTHER POSTRETIREMENT BENEFITS -- In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS 132 is expected to have no effect on the Company's financial statement disclosures.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     DERIVATIVE AND HEDGING ACTIVITIES -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

     YEAR 2000 COMPLIANCE -- The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. The Company intends to initiate the process of gathering, testing, and producing information about the Company's technologies impacted by Year 2000 transition. The Company's board of directors is currently developing a Year 2000 strategy for its initial product and future products. The Company believes its initial product is Year 2000 compliant. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against the Company. The outcomes of any such lawsuits and the impact on the Company are not estimable at this time. The Year 2000 may affect the Company's internal systems, however, management believes the effect will be minimal as the Company purchased the majority of its hardware systems within the last year and a half. The Company intends to assess the readiness of its systems and those of its vendors for handling the Year 2000. Although the assessment has not been initiated, management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

4.  COMPUTER SOFTWARE COSTS

     Computer software costs consisted of the following as of May 31, 1998:

Cost of purchased software used to
develop other software products:
  Training software technology.......  $    444,833
  CARNOT software tools and
   languages.........................     3,389,432
Other tools and product costs........       470,909
                                       ------------
                                          4,305,174
Less accumulated amortization........    (2,150,505)
                                       ------------
                                       $  2,154,669
                                       ============

     The CARNOT software tools and languages were acquired on November 2, 1995 in exchange for the issuance of 883,333 shares of the Company's Series A preferred stock (see Note 9). The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed. Amortization of software costs during the years ended May 31, 1998 and 1997 amounted to $862,348 and $794,016, respectively. Amortization of software costs from inception (October 4, 1993) through May 31, 1998 amounted to $2,150,505.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at May 31, 1998:

Furniture and equipment..............  $  196,106
Furniture and equipment under capital
leases...............................     159,592
Leasehold improvements...............      32,912
                                       ----------
                                          388,610
Less accumulated depreciation and
amortization.........................     (62,250)
                                       ----------
                                       $  326,360
                                       ==========

6.  LEASES

     The Company leases office furniture and equipment under capital lease agreements and office space and equipment under operating leases expiring through 2002.

     A schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of May 31, 1998, and future minimum rental payments required under the long-term operating leases as of May 31, 1998 are as follows:

                                           CAPITAL     OPERATING
YEAR ENDING MAY 31,                         LEASES       LEASES
----------------------------------------   --------    ----------
     1999...............................   $ 41,773    $  343,228
     2000...............................     41,773       435,538
     2001...............................     36,720       424,149
     2002...............................     30,437       399,621
     2003...............................         --       338,812
                                           --------    ----------
Total minimum lease payments............    150,703    $1,941,348
                                                       ==========
Less -- amount representing interest....    (39,823)
                                           --------
Present value of net minimum lease
  payments..............................    110,880
Less -- current maturities..............    (24,139)
                                           --------
Long-term portion.......................   $ 86,741
                                           ========

     Rent expense under operating leases was approximately $180,900 and $32,400, respectively, in 1998 and 1997. Rent expense for the period from inception (October 4, 1993) through May 31, 1998 was approximately $288,500.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The Company uses the liability method to record deferred income taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Net deferred income tax assets are comprised of the following at May 31, 1998:

Net operating loss carryforwards........  $    5,467,000
Differences between the financial
  reporting and income tax bases of
  accrued compensation resulting from
  the issuance of stock options and
  warrants for services.................         349,000
                                          --------------
Gross deferred tax assets...............       5,816,000
                                          --------------
Difference between the financial
  reporting and income tax bases of:
     Computer software costs............        (533,000)
     Property, equipment and other......          (6,000)
                                          --------------
Gross deferred tax liability............        (539,000)
                                          --------------
                                               5,277,000
Valuation allowance.....................      (5,277,000)
                                          --------------
Net deferred tax asset..................  $           --
                                          ==============

     The income tax benefit differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax loss from operations due to the effect of net operating losses that are not currently utilizable.

     The Company has generated approximately $16,079,000 of tax loss carryforwards through May 31, 1998. The carryforwards expire in the following years:

YEAR
----------------------------------------
2009....................................  $      239,000
2010....................................         660,000
2011....................................       2,092,000
2012....................................       7,269,000
2013....................................       5,819,000
                                          --------------
                                          $   16,079,000
                                          ==============

     Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the net operating loss ("NOL") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. This limitation, if applied, would limit the utilization of the NOL carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. The Company anticipates, however, that should a cumulative change in ownership of the Company in excess of 50% be deemed to occur within a retroactive three year period in connection with the conversion, if any, of outstanding Series A preferred stock, the exercise of outstanding common stock warrants and options or other securities transaction, the resulting limitation would not have a material impact on the Company's financial position as a 100% valuation allowance has been established against the expected future benefit of the Company's net operating loss carryforwards.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES

  EMPLOYMENT AGREEMENTS

     In March 1998, the Company amended and restated its employment agreement with the president. The agreement provides for a three year term with automatic one year renewals at the end of its initial term and for annual base compensation of $240,000. Upon the president's death, disability or involuntary termination (other than for cause), all unvested warrants or options will become immediately vested and exercisable. If the Company has a change of control, and subsequently the employment agreement is terminated by the Company, other than for cause or disability, the agreement generally provides that the Company must pay an amount equal to approximately three times the sum of the annual base salary and the average of the last three annual incentive bonuses actually paid.

     In March 1998, the Company amended and restated an employment agreement with a vice president of the Company. That agreement contains identical terms to the employment agreement of the president except for an annual base compensation of $180,000.

  BUSINESS RISK

     The Company has filed for trademark and servicemark protection for certain proposed products and applications. However, not all trademarks or servicemarks have been awarded to the Company to date. In the event that the trademark and servicemark rights are not ultimately granted to the Company, and the Company is not able to otherwise protect its proprietary information, there could be a material adverse effect on the Company's business, operating results and financial condition.

9.  SERIES A PREFERRED STOCK

     Effective November 2, 1995, the Company issued 883,333 shares of Series A convertible, redeemable preferred stock to Microelectronics and Computer Technology Corporation ("MCC") in exchange for a perpetual non-exclusive worldwide right and license to use and commercialize certain computer software technology developed by MCC under its CARNOT Project (see Note 4). The Series A preferred stock has a stated value of $6.00 per share, a par value of $.001 per share, accrues dividends at 6% per annum beginning January 1, 1998 and along with unpaid dividends are convertible into shares of the Company's common stock beginning January 1, 1998 at the rate of $6.00 per common share as adjusted for certain events. Also beginning January 1, 1998, the Company has the right to redeem the shares at their stated value of $6.00 per share, plus any accrued and unpaid dividends. However, once notified of the Company's intention to redeem, MCC has the option to convert the preferred shares to common prior to the Company exercising its redemption rights. In addition, the preferred shares are entitled to vote beginning January 1, 1998 even if not converted. No redemption rights are held by the Series A preferred stockholders.

     During the year ended May 31, 1998, the Company accrued cumulative dividends on the Series A preferred stock totalling $132,500 which remain unpaid and are included in the preferred stock account in the accompanying balance sheet. No dividends were accrued during the year ended May 31, 1997. The preferred shares have not been included in the calculation of net loss per share for all periods presented as their effect, if converted, would be anti-dilutive.

     On August 3, 1998, MCC converted this preferred stock, exclusive of accrued dividends, into 883,333 shares of the Company's common stock.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10.  COMMON STOCK WARRANTS AND OPTIONS

  ISSUED FOR PROFESSIONAL SERVICES

     The Company periodically grants common stock warrants or options to consultants for services rendered or to be rendered. Certain of such grants may be issued at prices less than fair market value and contain vesting terms ranging from zero to five years. The following table summarizes activity associated with such grants for the period from inception (October 4, 1993) through May 31, 1998:

                                                                     PRICE PER SHARE
                                                        ------------------------------------------
                                                                                          WEIGHTED
                                             SHARES                  RANGE                AVERAGE
                                           ----------   -------------------------------   --------
Inception through May 31, 1996..........           --          --          -         --        --
     Granted............................    1,046,429   $    .875          -  $    2.00    $  .51
                                           ----------
Balance, May 31, 1997...................    1,046,429        .875          -       2.00       .51
     Granted............................      887,238        .219          -       5.00      1.35
     Exercised..........................      (75,000)       .219          -       .219      .219
     Cancelled or lapsed................   (1,183,500)       .219          -       2.00       .70
                                           ----------
Balance, May 31, 1998...................      675,167         .40          -       5.00      1.57
                                           ==========

     Outstanding warrants and options issued for professional services consisted of the following at May 31, 1998:

               DATE       EXERCISE     EXPIRATION
             GRANTED       PRICE          DATE        OUTSTANDING    VESTED
            ----------    --------     ----------     -----------   ---------
               9/30/96    $   1.08       9/30/98        100,000       100,000
               9/30/96         .40       9/30/98        100,000       100,000
               5/16/97        .875       5/16/07         65,000        65,000
               9/22/97        1.25       9/22/02        104,167       104,167
               4/14/98      2.3125       4/14/03        300,000        50,000
                5/4/98        5.00       8/31/03          3,000            --
                5/5/98        5.00       8/31/03          3,000            --
                                                      -----------   ---------
                                                        675,167       419,167
                                                      ===========   =========

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation", combined compensation expense for the above warrants and options is recognized over the period of vesting. Compensation expense recognized during the years ended May 31, 1998 and 1997 amounted to $456,713 and $290,596 and is included in professional services in the accompanying financial statements.

     The basic net loss per share of common stock for the years ended May 31, 1998 and 1997 does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants and options as the effect of such exercise would be anti-dilutive.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  ISSUED TO PRESIDENT, OFFICERS AND EMPLOYEES

     COMMON STOCK WARRANTS

     From September 1996 through March 1998, the Company granted the president, an officer and certain employees warrants to purchase shares of the Company's common stock at exercise prices equal to or less than the fair market value at the date of grant and containing vesting terms ranging from zero to four years. The following table summarizes activity associated with such warrants for the years ended May 31, 1998 and 1997:

                                                             PRICE
                                             SHARES        PER SHARE
                                          ------------     ---------
Balance, May 31, 1996...................            --           --
     Granted............................     2,300,000      $  1.00
                                          ------------
Balance, May 31, 1997...................     2,300,000         1.00
     Granted............................     7,089,091        .3125
     Cancelled..........................    (2,300,000)        1.00
                                          ------------
Balance, May 31, 1998...................     7,089,091        .3125
                                          ============
Vested as of May 31, 1998...............     1,889,091        .3125
                                          ============

     During March 1998, the Company cancelled warrants to purchase 2,000,000 shares exercisable at $1.00 per share held by the president and issued new warrants to purchase 1,709,091 shares exercisable at $.3125 and common stock options to purchase 290,909 shares exercisable at $.34375 per share pursuant to the Company's 1995 Incentive Stock Option Plan.

     COMMON STOCK OPTION PLAN

     During 1996, the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("the Plan"). Pursuant to the Plan, as amended on March 1, 1998, options to purchase up to 5,000,000 shares of common stock may be granted to directors, officers and employees of the Company. Options are granted at 100% to 110% of the fair market value of the common stock at the date of grant and generally vest over three to four years. In certain circumstances, options may vest immediately or within two years from the date of grant. Options granted under the Plan generally expire five to ten years after the date of grant. As of May 31, 1998, options to purchase 635,909 shares were exercisable and 2,971,091 shares were available for future grants under the Plan. The following table summarizes activity under the Plan for the year ended May 31, 1998:

                                                      PRICE PER SHARE
                                               ------------------------------
                                                                    WEIGHTED
                                   SHARES            RANGE           AVERAGE
                                 -----------   ------------------   ---------
Balance, May 31, 1997..........           --           --                --
  Granted......................    2,328,909   $   0   -  $6.4375      $1.44
  Cancelled....................     (300,000)      0   -   1.00          .50
                                 -----------
Balance, May 31, 1998..........    2,028,909   .3125   -   6.4375       1.58
                                 ===========

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Outstanding options under the Plan had the following characteristics at May 31, 1998:

                                  REMAINING
          DATE       EXERCISE        LIFE
         GRANTED      PRICE        (YEARS)       OUTSTANDING     VESTED
         -------     --------     ----------     -----------     -------
         3/13/98     $  .3125         4.8           811,000      345,000
         3/13/98        .3125         9.8           192,000           --
         3/13/98       .34375         4.8           290,909      290,909
         3/13/98          .50         4.8            25,000           --
         3/16/98          .50         9.8           300,000           --
          5/1/98         5.00         9.9            10,000           --
         5/29/98       6.4375         5.0           400,000           --
                                                 -----------     -------
                                                  2,028,909      635,909
                                                 ===========     =======

     PRO FORMA INFORMATION

     The Company follows Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB Opinion 25") to account for warrants and options issued to the president, officers and employees. Compensation cost is recognized only when the option exercise price is less than the estimated market value of the underlying stock on the date of the grant. Amortization of compensation expense under APB Opinion 25 amounted to $102,349 and $56,040 during the years ended May 31, 1998 and 1997, respectively.

     Effective for years ended May 31, 1998 and 1997, the Company was required to adopt the disclosure provisions of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income or loss applicable to common shareholders and net income or loss per share as if compensation cost for the Company's common stock warrants and options had been determined in accordance with certain fair value assumptions used for grants in 1998 and 1997, as follows: no expected dividend yield for all years, expected volatility of 90% and 110%; an average risk free interest rate of 5.5% and 5.9% and an average expected life of 4.0 and 2.5 years, respectively.

     Had compensation cost for the warrants and options issued during 1998 and 1997 been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                             INCEPTION
                                               YEAR ENDED MAY 31,        (OCTOBER 4, 1993)
                                          ----------------------------        THROUGH
                                              1998           1997          MAY 31, 1998
                                          ------------  --------------   -----------------
Net loss applicable to common stock:
     As reported........................  $  6,014,298  $    9,528,473      $18,215,677
                                          ------------  --------------   -----------------
     Pro forma..........................  $  6,127,976  $   10,630,229      $19,431,111
                                          ------------  --------------   -----------------
Basic net loss per share of common
  stock:
     As reported........................  $       (.35) $         (.89)     $     (1.76)
                                          ------------  --------------   -----------------
     Pro forma..........................  $       (.36) $        (1.00)     $     (1.88)
                                          ------------  --------------   -----------------

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  ISSUED IN PRIVATE PLACEMENTS

     During the year ended May 31, 1996, the Company issued warrants to purchase 869,003 shares of common stock in connection with three separate private placements. As no warrants were exercised during the year ended May 31, 1997, the following table summarizes activity associated with these warrants for the year ended May 31, 1998:

                                                                    EXERCISE PRICE
                                                      ------------------------------------------
                                                                                        WEIGHTED
                                            SHARES                 RANGE                AVERAGE
                                           --------   -------------------------------   --------
Balance, May 31, 1997...................    869,003   $    1.00          -  $    2.00    $ 1.48
     Exercised..........................   (158,500)       1.00          -       1.00      1.00
                                           --------
Balance, May 31, 1998...................    710,503        1.00          -       2.00      1.58
                                           ========

     Outstanding warrants issued in private placements at May 31, 1998 were as follows:

          DATE       EXERCISE     EXPIRATION
         GRANTED      PRICE          DATE        OUTSTANDING     VESTED
         -------     --------     ----------     -----------     -------
         7/31/95      $ 2.00        7/31/00        365,000       365,000
         7/31/95        1.50        7/31/00        100,000       100,000
         12/1/95        1.00        6/30/98        245,503       245,503
                                                 -----------     -------
                                                   710,503       710,503
                                                 ===========     =======

     The basic net loss per share of common stock for the years ended May 31, 1998 and 1997 does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants as the effect of such exercise would be anti-dilutive.

11.  RELATED PARTIES

     In March 1998, the Company granted warrants to the president to purchase 4,000,000 shares of the Company's common stock at $.3125 per share. The warrants vest annually on a ratable basis over a four year period and expire in March 2003. At May 31, 1998, none of the warrants were vested or exercisable.

     On September 1, 1996, the Company granted common stock warrants to the president to purchase 2,000,000 shares of the Company's common stock. In March 1998, the Company cancelled these warrants and issued new warrants to purchase 1,709,091 shares and options to purchase 290,909 shares. All of the warrants and options are immediately exercisable (see Note 10).

     The Company incurred non-cash compensation expense via the issuance of common stock to the president during the period from inception (October 4, 1993) through May 31, 1998 as more fully described in Note 12.

     The president provided working capital loans to the Company during 1996 and 1995 on an as needed basis. As of May 31, 1998, no loans were outstanding.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Non-cash compensation expense incurred during the period from inception (October 4, 1993) through May 31, 1998 was determined using the estimated fair market value of the Company's common stock, common stock warrants, or common stock options on the date such instruments were granted.

     On August 29, 1997, the Company issued 2,900,000 shares of common stock valued at $5,800,000 to the president, a director, a consultant and certain employees in payment for services performed in 1997 and accrued at May 31, 1997.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended May 31, 1998, the Company incurred non-cash compensation expense associated with the issuance of (i) 3,000,000 shares of common stock to the chairman of the board valued at $787,500, (ii) 889,940 shares of common stock for professional services valued at $576,094, (iii) 826,140 shares of common stock to key employees valued at $518,596, (iv) warrants and options for professional services valued at $576,313, and (v) warrants to key employees valued at $102,349.

     During the year ended May 31, 1997, the Company incurred non-cash compensation expense associated with the issuance, or the accrual to issue (i) 1,100,000 shares of common stock to the president valued at $2,262,500, (ii) 2,258,652 shares of common stock for professional services and expenses valued at $4,440,425, (iii) 346,110 shares of common stock to key employees valued at $743,612, (iv) warrants for professional services valued at $290,596, and (v) warrants to key employees valued at $56,040.

     For the period from inception (October 4, 1993) through May 31, 1998, the Company incurred non-cash compensation expense via the issuance of (i) 1,432,580 shares of common stock to the president valued at $2,499,415, (ii) 3,000,000 shares of common stock to the chairman of the board valued at $787,500, (iii) 3,432,548 shares of common stock for professional services and expenses valued at $5,355,793, (iv) 1,172,250 shares of common stock to key employees valued at $1,262,208, (v) warrants and options for professional services valued at $866,909, and (vi) warrants to key employees valued at $158,389.

     Accounts payable and accrued liabilities totalling $111,341 for professional services and expenses were converted to common stock during the year ended May 31, 1997.

     The Company issued 883,333 shares of Series A preferred stock in exchange for computer software technology during the year ended May 31, 1996 (see Notes 4 and 9).

     The Company issued 250,000 shares of its common stock in settlement of a note payable in the amount of $471,257 during the year ended May 31, 1996.