Form 10QSB
period 1998-09-30
GK INTELLIGENT SYSTEMS INC
filed 1998-11-20
CIK 1024095

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

    For the transition period from June 1, 1998 through September 30, 1998

                        Commission file number: 0-22057


                         GK INTELLIGENT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                           76-0513297
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                          5555 San Felipe, Suite 625
                              Houston, TX  77056
                        (Address of principal offices)


                                (713) 840-7722
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:  Common
  Stock

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
  Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X       No
    ------       -------

Issuer had no revenues for the quarter and four months ended September 30, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,642,238 shares of common stock, $.001 par value, issued and outstanding at November 20, 1998.

================================================================================

                         GK INTELLIGENT SYSTEMS, INC.

                           FORM 10-QSB REPORT INDEX



10-QSB Part and Item No.                                          Page No.
------------------------                                          --------

PART I-FINANCIAL INFORMATION


   ITEM 1. FINANCIAL STATEMENTS (Unaudited)

           Balance sheet as of September 30, 1998.................   3

           Statements of loss for the three and four months ended
            September 30, 1998 and 1997...........................   4

           Statements of cash flows for the four months ended
            September 30, 1998 and 1997...........................   5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........   8


PART II-OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS......................................  10

   ITEM 2. CHANGES IN SECURITIES..................................  11

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................  12

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS...................................  12

   ITEM 5. OTHER INFORMATION......................................  12

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................  12

                          GK INTELLIGENT SYSTEMS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEET
                                  (Unaudited)

                                                            September 30,
                                                                 1998
                                                            -------------
                          Assets
                          ------

Current:
 Cash ...................................................  $  1,679,434
 Other...................................................       232,460
                                                           ------------
Total Current Assets.....................................     1,911,894
                                                           ------------
Computer software costs, net.............................     1,888,982
Property and equipment, net..............................     1,235,260
                                                           ------------
Total Assets.............................................  $  5,036,136
                                                           ============

           Liabilities and Stockholders' Equity
           ------------------------------------

Current Liabilities:

  Accounts payable and accrued liabilities...............  $    521,720
  Capital lease obligations, current maturities..........        25,667
                                                           ------------

Total Current Liabilities................................       547,387
                                                           ------------

Capital lease obligations, less current maturities.......        77,654

Other long term liabilities..............................       249,497

Commitments and Contingencies
Stockholders' Equity:
  Series A preferred stock; redeemable and convertible
    with liquidation preference of $6.00 per share.......       187,315
  Common stock...........................................        30,246
  Additional paid-in capital.............................    27,582,851
  Deficit accumulated during the development stage.......   (23,638,814)
                                                           ------------

Total Stockholders' Equity...............................     4,161,598
                                                           ------------
Total Liabilities and Stockholders' Equity...............  $  5,036,136
                                                           ============

           See accompanying notes to unaudited financial statements.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A Development Stage Enterprise)

                              STATEMENTS OF LOSS
                                  (Unaudited)

                                                    Three Months Ended             Four Months Ended
                                                       September 30,                 September 30,
                                                    -------------------           -------------------
                                                    1998           1997           1998           1997
                                                    ----           ----           ----           ----

Revenues.....................................   $        --    $        --    $        --    $        --

Costs and Expenses:
   Professional services.....................     2,890,539        373,985      3,106,836        420,014
   Compensation expense......................     1,211,891        368,531      1,391,344        550,436
   Depreciation and amortization.............       282,694        215,299        367,396        286,812
   Other general and administrative..........       422,535        133,812        502,746        168,386
                                                -----------    -----------    -----------    -----------
Net loss.....................................    (4,807,659)    (1,091,627)    (5,368,322)    (1,425,648)

Dividends on preferred stock.................       (28,315)            --        (54,815)            --
                                                -----------    -----------     -----------    -----------
Net loss applicable to common shareholders...   $(4,835,974)   $(1,091,627)   $(5,423,137)   $(1,425,648)
                                                ===========    ===========    ===========    ===========
Basic net loss per share of common stock.....   $      (.16)   $      (.08)   $      (.19)   $      (.11)
                                                ===========    ===========    ===========    ===========
Weighted Average Number of Shares of
   Common Stock Outstanding..................    29,367,324     13,893,702     29,082,381     13,567,040
                                                ===========    ===========    ===========    ===========

           See accompanying notes to unaudited financial statements.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Increase (Decrease) in Cash and Cash Equivalents

                                                                            Four Months Ended
                                                                               September 30,
                                                                       ---------------------------
                                                                            1998          1997
                                                                       ---------------------------

Operating activities:
  Net loss.....................................................         $(5,368,322)   $(1,425,648)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization............................             367,396        286,812
      Issuance of common stock and warrants
        for various expenses...................................           1,820,608        525,707
      Changes in assets and liabilities:
        Other current assets...................................            (134,380)          (147)
        Accounts payable and accrued liabilities...............             538,441        (50,841)
                                                                        -----------    -----------
          Net cash used in operating activities................          (2,776,257)      (664,117)
                                                                        -----------    -----------
Investing activities:
  Purchased software...........................................                  --       (103,057)
  Purchased property and equipment.............................          (1,010,610)       (14,202)
                                                                        -----------    -----------
          Net cash used in investing activities................          (1,010,610)      (117,259)
                                                                        -----------    -----------
Financing activities:
  Proceeds from private placements and other share issuances...             232,411        529,464
  Repayment of borrowings......................................              (7,559)       (10,880)
                                                                        -----------    -----------
          Net cash provided by financing activities............             224,852        518,584
                                                                        -----------    -----------
Net decrease in cash and cash equivalents......................          (3,562,015)      (262,792)

Cash and cash equivalents at beginning of period...............           5,241,449        348,465
                                                                        -----------    -----------
Cash and cash equivalents at end of period.....................         $ 1,679,434    $    85,673
                                                                        ===========    ===========

           See accompanying notes to unaudited financial statements.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through May 31, 1998 included in the Company's 1998 Annual Report on Form 10-KSB.

Effective August 1998, the Company elected to change its year end to December
31. Accordingly, these interim financial statements present the (i)results of operations for the quarter ended September 30, 1998 and the period from June 1 through September 30, 1998 (the "Transition Period") and (ii)cash flows for the Transition Period. The results of operations and cash flows for the month of June 1998, not previously reported, have been presented in Note 4.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently seeking short and long term debt or equity financing sufficient to fund projected working capital and software product development needs during the remainder of calendar 1998 and thereafter. However, there can be no assurance that the amount and terms of such debt or equity financing, or that the profits from the sale of software products will be sufficient to fund the Company's future software development and working capital expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

3.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the four months ended September 30, 1998, the Company recorded non-cash compensation expense as a result of the issuance of 1,000,000 shares of common stock to a board member at $.05 per share valued at $1,575,000 and recognition of $245,607 of compensation to key professionals associated with common stock options granted. Non-cash compensation expense recorded during the four months ended September 30, 1998 and 1997 was determined using the estimated fair market value of the Company's common stock or common stock options on the date such instruments were granted.

On August 3, 1998, Microelectronics and Computer Technology Corporation ("MCC"), holder of 883,333 shares of the Company's Series A convertible, redeemable preferred stock, converted the preferred stock, exclusive of accrued dividends, into 883,333 shares of the Company's common stock.

Subsequent to September 30, 1998, the Company issued 31,219 shares of common stock in full payment of $187,315 of accrued dividends on the Series A preferred stock.

4.  TRANSITION PERIOD

In August 1998, the Company adopted a calendar year end that will become effective December 31, 1998. Accordingly, results of operations and cash flows for the month of June 1998, not previously reported, are presented below and are included in the Transition Period figures in the accompanying financial statements.

                                                                        Month Ended June 30,
                                                                   -----------------------------
                                                                       1998           1997
                                                                   -----------------------------
     STATEMENT OF LOSS:
          Revenues...............................................   $        --    $        --
          Costs and Expenses:
             Professional services...............................       216,297         46,029
             Compensation expense................................       179,453        181,905
             Depreciation and amortization.......................        84,702         71,513
             Other general and administrative....................        80,211         34,574
                                                                    -----------    -----------
          Net loss...............................................      (560,663)      (334,021)
          Dividends on preferred stock...........................       (26,500)            --
                                                                    -----------    -----------
          Net loss applicable to common shareholders.............   $  (587,163)   $  (334,021)
                                                                    ===========    ===========
          Basic net loss per share of common stock...............   $      (.02)   $      (.03)
                                                                    ============   ===========
          Weighted Average Number of Shares of
           Common Stock Outstanding..............................    28,208,554     12,565,275
                                                                    ===========    ===========
STATEMENT OF CASH FLOWS:
          Operating activities:
            Net loss.............................................   $  (560,663)   $  (334,021)
            Adjustments to reconcile net loss to
              net cash used in operating activities:
              Depreciation and amortization......................        84,702         71,697
              Issuance of common stock and warrants
                  for various expenses...........................        44,933        153,489
                Changes in assets and liabilities:
                  Other current assets...........................      (127,695)      (166,500)
                  Accounts payable and accrued liabilities.......       205,583        (50,107)
                                                                    -----------    -----------
              Net cash used in operating activities..............      (353,140)      (325,442)
                                                                    -----------    -----------
          Investing activities:
            Purchased software...................................            --        (20,163)
            Purchased property and equipment.....................      (440,847)        (3,570)
                                                                    -----------    -----------
                     Net cash used in investing activities.......      (440,847)       (23,733)
                                                                    -----------    -----------
          Financing activities:
            Proceeds from private placements and
                other share issuances............................       156,005        397,100
            Repayment of borrowings..............................        (1,847)        (3,524)
                                                                    -----------    -----------
                     Net cash provided by financing activities...       154,158        393,576
                                                                    -----------    -----------
          Net increase (decrease) in cash and cash equivalents...      (639,829)        44,401
          Cash and cash equivalents at beginning of period.......     5,241,449        348,465
                                                                    -----------    -----------
          Cash and cash equivalents at end of period.............   $ 4,601,620    $   392,866
                                                                    ===========    ===========

5.   SUBSEQUENT EVENTS

On November 10, 1998, Marcus Wray agreed to join the Company's board of directors. In connection therewith, the Company issued Mr. Wray an option to purchase 1,000,000 shares of its common stock at an exercise price of $.05 per share. The option vests ratably over a one-year period and expires in ten years. Non-cash compensation expense of approximately $4.9 million associated with this transaction will be recognized by the Company over the vesting period.

In November 1998, the Company commenced a best-efforts private placement to issue approximately 2.7 million shares of its common stock for approximately $8 million solely to accredited investors. As of November 20, 1998, the Company had received commitments for 701,000 shares totaling approximately $2.1 million (which includes approximately $1 million of notes receivable due January 11, 1999) from the placement.

PART I.   FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto. Discussions relating to the Company's operations, liquidity and capital resources contain certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933 ("Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures in current and future operations, liquidity and anticipated capital financing needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. In light of the significant uncertainties inherent in the Forward Looking Statements made in the following discussion, the inclusion of such statements should not be regarded as a representation by the Company of any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

The Company is a development stage enterprise engaged in the development of sophisticated intelligent software products. From inception (October 4, 1993) through September 30, 1998, the Company has utilized funds obtained primarily through private placements to purchase and begin commercial development of intelligent software technologies. As of November 13, 1998, the Company is in the final stages of releasing its first product, an internet training course. Accordingly, the Company has recorded no revenues and has incurred net losses totaling approximately $24 million, including non-cash stock-based compensation of approximately $12.8 million, during the period from inception through September 30, 1998. The operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and to continue as a going concern. The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the Company's financial statements for the year ended May 31, 1998 regarding the uncertainty concerning the Company's ability to continue as a going concern. As of November 20, 1998, the Company had received commitments from a private placement for 701,000 shares totaling approximately $2.1 million (which includes approximately $1 million of notes receivable due January 11, 1999) in order to fund near-term operations.

Costs of purchased software having alternative future uses in developing other software products are (i)capitalized when acquired, (ii)amortized on a straight line basis over their expected useful life of five years and (iii)reported at the lower of unamortized cost or net realizable value. Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

RESULTS OF OPERATIONS

Revenues. There were no revenues for the four months ended September 30, 1998 and 1997. The Company anticipates the initial release of its first product, an internet training course, during November 1998.

Expenses. Expenses for the four months ended September 30, 1998 increased by $3,943,000, or 277% from 1997 levels due to significant increases in professional fees, compensation expense, depreciation and amortization and other general and administrative expenses as described below. Such increases are primarily due to the (i)continued development of the Company's first product, an internet training course, (ii)development of the Company's infrastructure and operating systems and (iii)securing of key individuals for board of director and other positions whose talents are consistent with the long-term goals of the Company.

Professional services for the four months ended September 30, 1998 increased by $2,687,000, or 640% from 1997 levels due primarily to (i)an increase in the number of marketing, legal and other professionals used to develop and staff the Company's infrastructure efforts in anticipation of the release of its first product and (ii)the issuance of 1,000,000 shares of common stock to a board member at $.05 per share valued at $1,575,000.

Compensation expense for the four months ended September 30, 1998 increased by $841,000, or 153% from 1997 levels due primarily to the hiring of product management, research and development, and administrative employees during 1998 to carry out the continued development and marketing of the Company's planned software products. In addition, $376,000 of compensation expense was accrued in September 1998 as a result of the termination of an employment contract with a former officer of the Company.

Depreciation and amortization for the four months ended September 30, 1998 increased by $81,000, or 28% from 1997 levels primarily due to increased depreciation on furniture and equipment purchases made in conjunction with the development of the Company's infrastructure and operating systems during the four months ended September 30, 1998.

Other general and administrative expenses for the four months ended September 30, 1998 increased by $334,000, or 199% from 1997 levels due primarily to increases in the number of employees, professionals and office space needed to support the general increase in the Company's business activities described above.


LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operating Activities. The Company's net cash flow from operating activities resulted in deficits of $2,776,000 and $664,000 for the four month periods ended September 30, 1998 and 1997, respectively. The $2,112,000 increase is due primarily to the increase in business activity undertaken by the Company as described above.

Cash Used in Investing Activities. The Company's net cash used in investing activities during the four months ended September 30, 1998 increased by $894,000 to $1,011,000 from $117,000 in the same period in 1997 due primarily to purchases of furniture, equipment and leasehold improvements associated with development of the infrastructure and operating systems.

Cash Flow from Financing Activities. The Company's net cash flows from financing activities during the four months ended September 30, 1998 decreased by $294,000 to $225,000 from $519,000 in the same period in 1997 due primarily to a reduction in private placement proceeds received during the four months ended September 30, 1998.

Future Capital Requirements. The Company requires substantial capital to pursue its operating strategy and at September 30, 1998 had a cash balance of $1,679,434. Until the Company can obtain sales levels sufficient to fund working capital needs, the Company will be dependent upon external sources of financing. To date the Company has no significant internal sources of liquidity and it should be assumed that there will be no significant internal sources of liquidity for the foreseeable future. The current cash forecast indicates that there will be negative cash flow from operations for at least the first three quarters of the 1999 calendar year. In connection therewith, the Company is currently engaged in a best-efforts private placement to issue approximately
2.7 million shares of its common stock for approximately $8 million solely to accredited investors. As of November 20, 1998, the Company had received commitments for 701,000 shares totaling approximately $2.1 million (which includes approximately $1 million of notes receivable due January 11, 1999) from the placement. Based on the Company's current plan of operations, it is anticipated that its current cash balance, plus between $3 and $6 million (depending upon the rate of expansion and other corporate expenditures) from the private placement, will provide sufficient working capital through December 1998, and possibly thereafter. However, even if the above private placement financing is obtained in full, the timing of the Company's immediate cash flow needs may be extended or reduced depending upon actual revenues received from sales of the Company's initial product, market interest in the Company's current and future products, expenses incurred in the development, marketing and advertising of its products and other working capital expenditures. In order to fund operations for the balance of calendar year 1999 and thereafter, the Company will require additional debt or equity financing. The Company has no commitments for any additional financing and there can be no assurance that the Company will be successful in raising funds, that the amount and terms of any financing will be acceptable to the Company, or that the profits, if any, from the sale of the Company's software product or products will be sufficient to fund the Company's working capital, software development and marketing expenditure requirements. Failure to obtain sufficient funding, either from the current best-efforts private placement or from additional financing, will adversely impact the Company's financial position, and could cause the Company to curtail operations, sell assets, or take other actions as necessary in order to meet cash flow requirements.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS -

          In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v. GK Intelligent Systems, Inc., et al.; filed in the Texas District Court of Harris County, Texas, Houston Division, Cause H-98-3847. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. In November 1998, the Company filed a Notice of Removal in the United States District Court for the Southern District of Texas. The Company's answer is due to be filed on December 4, 1998. To date, no discovery has been conducted. The Company is in the process of evaluating the plaintiff's claims and intends to vigorously defend the lawsuit.

          The Company is a defendant in Cause No. H-98-004; U.S. Quest, Ltd. and Jacody Financial, Inc. v. Gary Kimmons and GK Intelligent Systems, Inc.; in the Southern District Court of Texas, Houston Division. The lawsuit was filed in January 1998 and alleges, among other things, that the Company is liable to the plaintiffs for violation of state and federal securities laws, breach of contract and quantum meruit. The case arises out of services allegedly furnished by the plaintiffs to the Company, for which plaintiffs claim they did not receive compensation. The case was mediated without settlement in June 1998. Although the parties have engaged in informal discovery pursuant to the Court's order and an officer of the plaintiffs has given his deposition, the amount of the plaintiffs' demand is currently unknown except for its initial claim to 590,000 shares of the Company's Common Stock or $590,000. Plaintiffs have filed a motion for leave to amend their complaint that is still pending. If the motion is granted, the plaintiffs intend to add a defamation claim to their suit and add Rodney L. Norville as a party defendant. The Company denies any liability to the plaintiffs, and intends to vigorously defend the lawsuit.

          The Company is a defendant in Cause No. 98-35985; David Michael Sims
          v. GK Intelligent Systems, Inc. in the 189th Judicial District Court of Harris County, Texas. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out services allegedly performed by the plaintiff for which he did not receive compensation. Although preliminary discovery has commenced, the precise amount of plaintiff's demand is currently unknown other than its initial claim for a commission of approximately $500,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

          In September 1997, the Company entered into a consulting agreement with Union Atlantic, LC ("Union Atlantic") for performance of services. The Company issued Union Atlantic a five year warrant to purchase 200,000 shares of Company Common Stock at an exercise price of $.9375 per share, and a five year warrant to purchase 112,500 shares of Company Common Stock at an exercise price of $1.25 per share as compensation for services to be rendered. Each of the warrants contained demand registration rights. Union Atlantic resigned as a consultant to the Company in November 1997. As no capital was raised by Union Atlantic, the Company sent a notice to Union Atlantic in July 1998 canceling the warrants. In August 1998, the Company received notice from Union Atlantic demanding registration of the warrants. The Company has contacted Union Atlantic and is in the process of determining Union Atlantic's legal rights, if any.

          The Company and Capella Computers, Ltd. ("Capella") are in the process of discussing their dispute about the termination of the Memorandum of Understanding As To A Joint Venture between the parties, which is discussed in the Company's Form 10-KSB for the fiscal year ending May 31, 1998. At the present time, there has been no resolution.

          In May 1997, the Company entered into a sales purchase/asset recovery agreement with SGD International Corp. ("SGD") pursuant to which the Company was to sell SGD certain of the Company's products for marketing purposes. In exchange for the products, SGD agreed to furnish the Company with merchandise, service and media credits. The period of exclusivity of the Agreement expired in May 1998. As the Company had not released any products, none were forwarded to SGD and the Company did not utilize any of the SGD credits. In July 1998, the Company sent SGD a notice of termination canceling the agreement. In August 1998, SGD sent a letter threatening a lawsuit for the Company's alleged breach of contract. The Company contacted SGD and is in the process of determining SGD's legal rights, if any.

          In August 1998, the Company received a letter from J. David Cabello, the former general counsel and secretary of the Company, in connection with Mr. Cabello's separation from employment with the Company. The Company's contractual obligations to Mr. Cabello turns on whether he resigned from his employment or whether he was terminated. Mr. Cabello has demanded $190,000 in total compensation and immediate vesting of 600,000 shares of Company Common Stock. The Company contends Mr. Cabello resigned from his positions with the Company, and as such, Mr. Cabello is entitled to earned but unpaid salary and vested options to purchase 25,000 shares of Company Common Stock. In the event the parties are unable to settle this matter, it is likely Mr. Cabello will file suit for wrongful termination.

     ITEM 2.   CHANGES IN SECURITIES

          The following securities issuances occurred between June 1 and November 20, 1998. Each transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.

               The Company issued 183,504 shares of common stock to 15 accredited investors upon the exercise of outstanding warrants in exchange for proceeds of $182,411.

               The Company issued 1,000,000 shares of common stock to a director at $.05 per share and recorded associated non-cash compensation expense of $1,575,000.

               The Company issued 883,333 shares of common stock to Microelectronics and Computer Technology Corporation ("MCC") upon the conversion by MCC of its 883,333 shares of the Company's Series A convertible, redeemable preferred stock.

               The Company issued 31,219 shares of common stock to MCC in payment of $187,315 of accrued dividends on the Series A preferred stock.

               The Company issued 191,863 shares of common stock to a former director upon the cash-less exercise of outstanding warrants.

               The Company issued 100,000 shares of common stock to a professional pursuant to a settlement agreement.

               The Company issued 73,000 shares of common stock to an employee upon the exercise of outstanding options in exchange for proceeds of $22,630.

               The Company issued an option to purchase 1,000,000 shares of common stock to a director at an exercise price of $.05 per share which vests ratably over a one-year period. Non-cash compensation expense of approximately $4.9 million will be recognized over the vesting period.

               The Company issued options to purchase 226,000 shares of common stock to 3 professionals with exercise prices ranging from $2.50 to $4.00 per share and expiration dates ranging from September 2003 through September 2008.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

     ITEM 5.   OTHER INFORMATION - None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)   EXHIBITS -

                     Exhibit No.      Identification of Exhibit
                     -----------      -------------------------
                        10.1          Marcus Wray Consulting Agreement
                        27.1          Financial Data Schedule

               (b)   REPORTS ON FORM 8-K -

                     Form 8-K/A filed September 15, 1998
                     Form 8-K/A filed September 3, 1998
                     Form 8-K filed August 31, 1998
                     Form 8-K/A filed August 19, 1998
                     Form 8-K filed on August 18, 1998

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GK Intelligent Systems, Inc.

Date:  November 20, 1998             By /S/  Gary F. Kimmons
                                        ------------------------------------
                                        Gary F. Kimmons, President, Chief
                                         Executive Officer, Chief Financial
                                         Officer and Director