Form 10-KT
period 1998-12-31
GK INTELLIGENT SYSTEMS INC
filed 1999-03-31
CIK 1024095

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
________________________________________________________________________________

[ ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from June 1, 1998 to December 31, 1998

                        Commission file number: 0-22057

                         GK INTELLIGENT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                 76-0513297
             --------                                 ----------
 (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)



          5555 San Felipe, Suite 625                      77056
          --------------------------                      -----
     (Address of Principal Executive Office)            (Zip Code)

                                  713-292-2300
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

          Title of class                 Name of exchange on which registered
          --------------                  ------------------------------------

           Common Stock                   American Stock Exchange

 Securities registered pursuant
to Section 12(g) of the Exchange Act:     Common Stock

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [ X ]   No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the 7 months ended December 31, 1998, were approximately $58,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 22, 1999, was $59,694,650. As of March 22, 1999, registrant had 35,530,335 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 1999 is incorporated by reference in Part III, Items 9, 10, 11, and 12.

                               TABLE OF CONTENTS


ITEMS                                                                   PAGE

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS.....................................   1
ITEM 2.   DESCRIPTION OF PROPERTY.....................................   6
ITEM 3.   LEGAL PROCEEDINGS...........................................   6
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   8


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS....   9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS........................  10
ITEM 7.   FINANCIAL STATEMENTS........................................  17
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................  17


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..  18
ITEM 10.  EXECUTIVE COMPENSATION......................................  18
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................  18
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  18
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................  18

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Some of the statements contained in this Form 10-KSB for GK Intelligent Systems, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

        . the success or failure of management's efforts to implement their business strategy;

        . the ability of the Company to raise sufficient capital to meet operating requirements;

        .   the uncertainty of consumer demand for our product;

        . the ability of the Company to protect its intellectual property rights;

        . the ability of the Company to compete with major established companies;

        .   the effect of changing economic conditions;

        .   the ability of the Company to attract and retain quality employees;
            and

        .   other risks which may be described in future filings with the SEC.


     General

     The Company is a development-stage enterprise currently developing "intelligent" computer software training and performance support products and applications for the consumer, corporate, government, and education markets. The Company's key differentiating technology to date is its development of SMART ONE(R), a computer-based training system incorporating artificial intelligence, multimedia technology, and advanced training techniques to produce training software that dynamically adapts to the learning styles and abilities of
individual users.   In the future, the Company plans to supplement this
technology through the development of a SMART SUPPORT suite of technologies that includes SMART ONE(R) as well as (i) SMART PERFORM (using intelligent technology and the access of information in multiple databases along with multimedia tools to present the information) and (ii) SMART ENTERPRISE (a strategic resource model manager using intelligent technology and the capability of SMART PERFORM). The Company's efforts to date have centered primarily on (i) the acquisition and development of its core software technologies from which management's goal is to create future products and applications and (ii) securing the services of
competent individuals capable of implementing the Company's strategy.   During
the period from inception (October 4, 1993) through December 31, 1998, the Company had a deficit accumulated during the development stage of $26,196,000, which includes $12,704,000 of non-cash compensation expense.

     The Company was incorporated in Delaware in February 1988 under the name Technicraft Financial, Ltd. In October 1991, its name was changed to LBM-US,Inc. ("LBM"). Pursuant to an agreement effective August 1994, GK Intelligent Systems, Inc., a Texas corporation ("GK-Texas"), transferred all of its assets and liabilities to LBM, a Delaware shell corporation with no significant assets or liabilities, in exchange for 6,758,920 shares of LBM common stock. The remaining 963,275 shares of LBM common stock out of a total of 7,722,195 shares outstanding were retained by the former owners of LBM in a transaction treated for accounting purposes as a purchase of the Company by GK-Texas, referred to as a "reverse merger." Of the LBM shares of common stock issued to GK-Texas, a total of 6,375,000 shares were issued to Gary F. Kimmons and his family partnership. Mr. Kimmons had formed GK-Texas, a Texas corporation, in February 1994 to produce and market multimedia, skill-oriented training and performance support systems using artificial intelligence. Mr. Kimmons had formed I-Net Intelligent Systems, Inc., a Delaware corporation ("I-NET (Delaware)"), prior to forming GK-Texas. In October 1993, I-NET (Delaware) had contracted with AT&T to develop the SMART ONE(R) training program template pursuant to an industrial design services agreement ("AT&T Agreement"). In February 1994, the intellectual property and all rights and obligations under the AT&T Agreement were assigned by I-NET (Delaware) to GK-Texas. In August 1994, after acquiring all of the technology of GK-Texas, the Company changed its name to GK Intelligent Systems, Inc.

     In November 1995, the Company acquired from Microelectronics and Computer Technology Corporation ("MCC") the non-exclusive, worldwide, perpetual right and license to use various computer software tools and languages (referred to as CARNOT technology) through the issuance to MCC of 883,333 shares of the Company's preferred stock, which was subsequently converted into 883,333 shares of Company common stock. MCC is a consortium of corporations, public and non-profit agencies and universities who are cooperating and sharing information and technology in order to gain competitive business advantages for its members.
The Company is not a member of MCC. To date, no final products have been developed using the CARNOT technology, and there can be no assurance that any products will be developed using the CARNOT technology.

     In August 1995, the stockholders of the Company amended and restated its Certificate of Incorporation in its entirety primarily to increase the number of shares of capital stock and to adopt more favorable officers and directors indemnification and limitation of liability provisions available under Delaware law. In September 1997, after approval by the boards of directors and majority stockholders of both companies, GK-Texas was merged into the Company. In May 1998, the stockholders of the Company amended the Certificate of Incorporation to increase the number of shares of common stock ("Common Stock"). In August 1998, the Company adopted a calendar year end that became effective December 31, 1998. The Company's principal place of business is located at 5555 San Felipe, Suite 625, Houston, Texas 77056 and its telephone number is (713) 292-2300.

     SMART ONE(R) TRAINER

     The SMART ONE(R) trainer is an advanced technology based on specifications determined by management and developed for the Company in conjunction with AT&T Global Information Solutions. SMART ONE(R) is capable of real-time adaptation and customization of training to the individual and, as a template or engine, is ready for any content to be added for development of new consumer products or to meet the specific training needs of institutional customers. SMART ONE(R) enables training software to function as a highly personal and sophisticated "learning assistant" which adjusts dynamically during the training according to the individual knowledge and ideal learning style of the user.

     Initial Product: "Around the Web in 80 Minutes"

     The Company is currently marketing its first software product titled, "Around the Web in 80 Minutes," a CD-ROM-based, multimedia Internet tutorial which is believed to be the first artificial intelligence-based training software introduced to the consumer market. "Around the Web in 80 Minutes" teaches computer users to take full advantage of the Internet and uses SMART ONE(R) technology to determine each user's initial skill level and provide the appropriate learning experience for that individual. The program adapts dynamically and adjusts the instructional level and teaching style according to the performance of the individual user. The first public demonstrations of the software were held in late November at COMDEX Fall '98, a computer industry trade show, in Las Vegas.

     The initial version of the product provides training based on a Netscape Navigator Web browser interface. A version of the product based on the Microsoft Internet Explorer browser interface is expected to be completed during the second quarter of 1999, and both the Netscape Navigator and Internet Explorer versions will be packaged together to allow consumers to load training based on their preferred Internet browser. The Company also plans to release a Spanish language version of "Around the Web in 80 Minutes" during the second quarter of 1999.

     Marketing

     The introduction of "Around the Web in 80 Minutes" was hampered by the resignations in mid-August of a group of key sales and marketing employees whose responsibilities included the establishment of a retail sales channel for the Company's consumer products. Management elected to maintain its original product release schedule and began making "Around the Web in 80 Minutes" available to consumers primarily through direct sales beginning in late November. During this period, the Company continued to rebuild internal marketing capabilities and began efforts to establish the necessary external relationships to support marketing and merchandising, product distribution, and retail sales.

     The introduction of "Around the Web in 80 Minutes" at COMDEX in late November was intended to build industry awareness of the Company and its technology and to explore available industry resources prior to the selection of marketing, merchandising, and distribution partners. The Company's evaluation of marketing and merchandising firms and initial negotiations with potential distributors continued through December. In the first quarter of 1999, the Company announced a marketing and merchandising agreement with HighAltitude Sales and Marketing, Inc., and its affiliate firm, Computer Generation, and signed distribution agreements with Ingram Micro, Inc., and Tech Data Corporation.

     For the fiscal year, the Company reported revenues of $58,000 from sales of "Around the Web in 80 Minutes," primarily from orders received through the Company's direct telephone order lines in response to advertising placements. Further advertising tests in regional markets in early December indicated the need for additional refinement of product marketing concepts, and the Company elected to withdraw future advertising until the marketing program could be fully staffed and implemented and the retail channel more firmly established.

     The Company believes that the primary customer for "Around the Web in 80 Minutes" is a novice computer user with limited Internet experience and that the product has the greatest likelihood of consumer sales success in traditional retail stores where PCs are sold. As a result, the Company intends, based on its financial ability, to accelerate marketing for the product simultaneous with its retail store availability to consumers and intends to participate in cooperative advertising programs with major retailers to encourage product sell-through.

     In addition, management will continue to consider potential bundling opportunities that offer substantial benefit to the Company, including possible agreements with consumer PC manufacturers, online service providers and/or complementary software developers. To date, the Company has not entered into any agreements with any potential bundling partners, and there is no assurance that the Company will enter any such bundling arrangements in the future.

     Distribution

     During December 1998, "Around the Web in 80 Minutes" was available to consumers via a toll-free line for direct orders from the Company and through three online-oriented retailers, including ComputerLiteracy.com, Amazon.com, and PC Zone. The agreement with HighAltitude Sales and Marketing, Inc., and Computer Generation in the first quarter of 1999 accelerated the Company's efforts to align with established product distribution companies capable of serving major, national retailers.

     The Company's first distribution agreement was announced in February 1999 with Ingram Micro, Inc. Ingram Micro, Inc. distributes products and services to more than 115,000 resellers in 120 countries. A second distribution agreement was announced in March 1999 with Tech Data Corporation. Tech Data serves more than 100,000 value-added resellers and retail dealers in the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East. In March 1999, the Company also announced an agreement with Global Communications Network
(GCN) for its Mexico City-based Conexion Mundial subsidiary to market and distribute the Spanish language version of "Around the Web in 80 Minutes" when the product is complete. Conexion Mundial provides Internet services in Mexico and distributes GCN's consumer products and services to several thousand retail locations within Mexico.

     In late February 1999, the Company participated in the annual Retail XChange conference, a technology trade show for the retail sales channel, organized as an industry-wide forum for senior executives from channel organizations, vendors, and distributors to meet in formal sessions and informal events. The vendors and retailers attending Retail XChange selected "Around the Web in 80 Minutes" for "Overall Best of Show" and "Best New Technology" awards and voted the Company's marketing plan as the "Best Retail Strategy" presented at the conference.

     Negotiations that began during this conference led to retail sales agreements announced in March with CompUSA, Inc. and TigerDirect, Inc. CompUSA, Inc. placed an order for sales of "Around the Web in 80 Minutes" at its CompUSA Computer Superstores beginning in early April. Its stores serve retail, corporate, government, and education customers and include technical service departments and classroom training facilities. TigerDirect, Inc. is a catalog, online, and direct business-to-business retailer of "build-to-order" systems, software, and peripherals with monthly catalog distribution to more than 2 million customers.

     To date, the Company has received a total of 9,061 orders for "Around the Web in 80 Minutes" from Tech Data Corporation and Ingram Micro, Inc. The distribution agreements with both Tech Data Corporation and Ingram Micro, Inc. contain absolute right of return provisions allowing either distributor to return orders which are not ultimately purchased and retained by consumers. As a result, the Company will recognize revenue only after its software products are purchased by the ultimate consumer.

     Competition

     "Around the Web in 80 Minutes" is designed primarily for the consumer market. It is anticipated that future products could be developed for the education, government, and corporate markets. There are many alternative solutions for the consumer seeking information about the Internet, including CD-ROMs offering training on specific applications or books on the Internet that include a CD with multimedia content. There are several large, well capitalized companies that produce educational software, including The Learning Company, Expert Software, Inc., Broderbund, and Scholastic, which have established brand names and could introduce and widely distribute an Internet-oriented educational CD. There are other software companies, most of which are substantially larger and have far greater resources than the Company, that could devote substantially greater resources to the development and marketing of competing products. The market for Internet training programs is intensely competitive, and there is no assurance that these companies will not introduce products to compete with the Company's products. The Company's plan is for its product to compete on a basis of its content, ease of use, depth, and adaptability to user skills, but there is no assurance that the Company will be successful in achieving this goal.

     Additional Future Products: Training and Education Market

     Management's strategy is to develop future products for the training and education market. Development of a Microsoft Internet Explorer version of "Around the Web in 80 Minutes" is expected to be completed in the second quarter of 1999 and to be packaged with the current Netscape Navigator version, providing consumers with a choice of version for loading. A Spanish language version of "Around the Web in 80 Minutes" is scheduled for completion in the second quarter of 1999. In addition, the Company has several new products based on SMART ONE(R) technology in early-stage development.

     Additionally, the Company's strategic goal is to develop and deliver "intelligent" training programs to corporate customers whose employees would benefit from the quality of learning provided by SMART ONE(R) technology and whose budgets would be impacted favorably by increased efficiency afforded through computer-based training. The Company will pursue agreements with potential corporate partners in 1999 for the co-development of SMART ONE(R) training courses, which may be adapted and marketed to other corporations with similar training needs. As the Company has never developed corporate "intelligent" training programs, there is no assurance that it will be successful in completing any programs in the future. The initial inability to successfully complete such program may have an adverse effect on the Company's reputation, which may impair the Company's ability to enter into future corporate agreements.

     The Company may deliver SMART ONE(R) training to corporate customers through a variety of media, including single-user CD-ROM and enterprise software for deployment on corporate networks; however, management's ultimate goal is to deliver SMART ONE(R)-based corporate training through an "intelligent network," incorporating Internet technology to allow employees at customer companies to access desired courses on a timed, pay-per-use basis. The Company believes that the inherent efficiency of its SMART ONE(R) technology, which dynamically adapts to the knowledge level and learning style of users, will result in cost savings for companies that now rely on traditional training methods.

     The Company believes that the market for training and education is undergoing a revolutionary change as new technologies reshape the way people learn. Often, the traditional concept of a classroom setting with one lecturer and a group of students is replaced or supplemented with interactive multimedia tools such as video terminals and computers that can provide each student with more individualized instruction. Even though the costs to produce a multimedia training program are significant, management believes they compare favorably to the travel, lost work time, and expenses associated with traditional training programs. The Company believes that many market segments exist within select industries and governmental agencies that it believes would benefit from the implementation of personnel training programs.

     Long-term Product Strategy

     As part of management's long-term strategy, the Company desires to develop a "suite" of computer programs designed to make sense of data existing across enterprises of increasingly complex computer systems comprised of different types of hardware and software. The Company's long-term strategy includes the development of SMART PERFORM, an intelligent software application expected to utilize the advanced CARNOT technology licensed from MCC to enable computer users to seek and obtain specific information in a specific form, such as text, video, or graphics. SMART PERFORM is being designed as a system for integrating information located in multiple database systems throughout an enterprise or multiple enterprises, as well as locating, evaluating, retrieving, and merging information in environments such as the Internet, where new information and new sources of information are constantly being added.

     Further, the Company seeks to develop strategic resource management products utilizing intelligent technology combined with the multi-platform capabilities of SMART PERFORM. The Company is in the initial stages of developing SMART ENTERPRISE, a real-time knowledge management tool which summarizes and presents key management information on a user-defined basis. The software should allow users to access such vital corporate information as accounting data, inventory status, sales information, and product margins. Management believes that its Data Crystal technology, acquired under exclusive worldwide license from the University of Southern California, may complement SMART ENTERPRISE. Data Crystal applies advanced technologies to identify useful patterns and trends from very large data sets.

     Management believes that a market may exist for SMART ENTERPRISE with large-sized enterprises desiring greater timeliness and quality of key enterprise data. Potential markets include SAP customers, accounting firms, and the Fortune 10000. To date, the Company has not developed a marketing plan for SMART ENTERPRISE or SMART PERFORM and has not identified potential markets for SMART PERFORM.

     To date, the Company is in the research and development stage with SMART PERFORM and SMART ENTERPRISE. It has not developed any products utilizing SMART PERFORM or SMART ENTERPRISE, it is not expected that any products will be developed in 1999, and there is no certainty that any products will ever be developed using SMART PERFORM or SMART ENTERPRISE.

     Intellectual Property

     The Company has applied for trademarks on SMART ENTERPRISE, SMART PERFORM, PORTAL, SHELLEYVISION, SMARTKIDS, and THINKSMART in the United States. The Company has also applied for trademark protection for "Around the Web in 80 Minutes" in Argentina, Australia, Canada, Spain, Great Britain, Mexico, New Zealand, Peru, Venezuela, and the United States. Additionally, trademark protection for SMART ONE has been applied for in Canada and Mexico. The Company has applied for servicemarks on SMART SUPPORT, DOORWAYS, and GLOBAL INTELLIGENT NETWORK, SHELLEYVISION, SMARTKIDS and

THINKSMART. There can be no assurance that any trademarks and/or servicemarks will be issued. The Company has registered a trademark on SMART ONE(R). The Company has applied for registration of the copyright for "Around the Web in 80 Minutes" with the United States Copyright Office, as well as the respective authorities in Canada, Peru, and Mexico. The Company has not filed for any patent protection with the United States Government, and relies upon licensed intellectual property and trade secret protection.

     In November 1995, the Company exchanged shares of its capital stock in return for a non-exclusive, worldwide right and license to use the MCC CARNOT technology. This license precludes the Company from granting a sub-license without MCC's prior written approval. The terms for use are perpetual, provided there is not a material breach by either party which remains uncured for a period of thirty days after notice from the aggrieved party, or if one of the parties (i) ceases to carry on its business, (ii) becomes insolvent, (iii) fails to pay its debts as they become due, or (iv) files for bankruptcy.

     In May 1997, the Company acquired from the University of Southern California the Data Crystal License for a $25,000 license fee and certain royalty payments of 5%- 40% from sales related to the licensed technology, to be not less than $25,000 nor more than $200,000 per year. The license is perpetual and exclusive.

     In October 1993, the Company entered into a sub-contract agreement with AT&T GIS wherein AT&T developed for the Company a working prototype computer-based training system to address skills training for the operation of combustible gas indicators. The Company acquired the written specifications for the original architecture for this working prototype and paid AT&T approximately $445,000. This prototype combined features of the Company's proprietary SMART ONE(R) program with tools developed by AT&T. This prototype was the logical precursor to the current SMART ONE(R) training product, and initially served as the basic architecture for current products.

     Product Research and Development

     As a development stage company, the Company has had minimal revenue to date and has incurred approximately $12.6 million in development stage cash outlays since inception, as well as the issuance of capital stock to MCC. For the former fiscal years ended May 31, 1997 and 1998 and the transition period ended December 31, 1998, the Company incurred research and development expense of approximately $1.4 million, $1.8 million and $1.5 million, respectively, which includes allocated professional services, employee compensation, depreciation and amortization, and general administrative expenses related to research and development. It is expected that these expenses will continue, and likely increase, in the future. Pursuant to contractual agreement, certain third parties, including possibly customers, may perform research and development activities in the future.


ITEM 2.   DESCRIPTION OF PROPERTY

    The Company leases approximately 33,975 square feet of office space in Houston, Texas, at a monthly rental rate of approximately $56,625 expiring March 2002. The Company leases approximately 1,856 square feet of space for research and development in Atlanta, Georgia, at a monthly rental rate of $2,320 until March 2000 after which the monthly rental rate will increase $116 per year, until the lease expires in March 2002. The Company has entered into a five-year lease commencing May 1999 for a research and development facility in Houston, Texas. The lease space is approximately 7,671 square feet and the monthly rental rate is $8,964 for the initial three years and $9,269 for the final two years. The Company believes its facilities are suitable and adequate for its present purposes.


ITEM 3.   LEGAL PROCEEDINGS

     In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v. GK Intelligent Systems, Inc., et al.; filed in the Texas District Court of Harris County, Texas, Houston Division, Cause H-98-3847. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. The case was removed to the United

States District Court for the Southern District of Texas in November 1998. To date, the parties have conducted limited discovery, and the Company is in the process of evaluating the plaintiff's claims and intends to vigorously defend the lawsuit.

     The Company is a defendant in Cause No. 98-35985; David Michael Sims v. GK Intelligent Systems, Inc. in the 189th Judicial District Court of Harris County, Texas. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out of services allegedly performed by the plaintiff for which he did not receive compensation. Although preliminary discovery has commenced, the precise amount of plaintiff's demand is currently unknown other than his initial claim for a commission of approximately $500,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     In September 1997, the Company entered into a consulting agreement with Union Atlantic, LC ("Union Atlantic") for performance of services. The Company issued Union Atlantic a five year warrant to purchase 200,000 shares of Common Stock at an exercise price of $.9375 per share, and a five year warrant to purchase 112,500 shares of Common Stock at an exercise price of $1.25 per share as compensation for services to be rendered. Each of the warrants contained demand registration rights. Union Atlantic resigned as a consultant to the Company in November 1997. As no capital was raised by Union Atlantic, the Company sent a notice to Union Atlantic in July 1998 canceling the warrants. In August 1998, the Company received notice from Union Atlantic demanding registration of the warrants. The Company has contacted Union Atlantic and is in the process of determining Union Atlantic's legal rights, if any.

    In connection with the Union Atlantic transaction, the Company issued Catalyst Financial a one year warrant to purchase 66,667 shares of Common Stock at an exercise price of $.9375 per share, and a one year warrant to purchase 37,500 shares of Common Stock at an exercise price of $1.25 per share as a finder's fee for introducing the Company to Union Atlantic. Each of the warrants contained demand registration rights. Since Union Atlantic did not raise capital for the Company, the Company contends that no consideration was received in exchange for the warrants. In August 1998, the Company received a notice from Catalyst Financial demanding registration of the warrants. The Company has contacted Catalyst Financial and is in the process of determining Catalyst Financial's legal rights, if any.

     In September 1998, James Cassell, an affiliate of Catalyst Financial, exercised a portion of the aforementioned warrants to purchase a total of 10,000 shares of Common Stock at an aggregate purchase price of $9375. In connection with the exercise, Mr. Cassell made a demand registration request pursuant to a registration rights agreement with the Company. To date, the Company has not registered the 10,000 shares of Common Stock.

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

Mr. Cabello has demanded $190,000 in total compensation and immediate vesting of 600,000 shares of Common Stock. The Company contends Mr. Cabello resigned from his positions with the Company, and as such, Mr. Cabello is entitled to earned but unpaid salary and vested options to purchase 25,000 shares of Common Stock. In the event the parties are unable to settle this matter, it is likely Mr. Cabello will file suit for wrongful termination.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Common Stock has traded under the symbol "GKI" on the American Stock Exchange since May 21, 1998. Prior thereto, the Common Stock traded on the OTC Electronic Bulletin Board. The following table sets forth the high and low closing price of the Common Stock on the American Stock Exchange since May 21, 1998 and the high and low bid price of the Common Stock on the OTC Electronic Bulletin Board prior thereto. With respect to the quotes on the OTC Electronic Bulletin Board, such prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                              HIGH        LOW
                                                                              ----        ---
FISCAL 1997
(represents twelve months ended May 31, 1998)

First Quarter                                                               $ 2  1/2       7/8

Second Quarter                                                                1 7/16       7/16

Third Quarter                                                                 1 1/16       3/16

Fourth Quarter
(through May 20,1998)                                                         9 1/16       9/32

Fourth Quarter
(from May 21, 1998)                                                          10 1/8     6  1/4

FISCAL 1998
(represents seven months ended December 31, 1998)

First Quarter                                                                18 3/16    1  5/8
(represents four month transitional quarter ended September 30, 1998)

Second Quarter                                                               8 3/16     2 15/16

    On March 22, 1999, the last sales price of the Common Stock as reported by the American Stock Exchange was $2.9375. As of March 22, 1999, there were 470 record owners of the Common Stock.

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

    Recent Sales of Unregistered Securities

    The following securities issuances occurred between November 20, 1998 (the filing of the Company's Form 10-QSB for the transitional quarter ended September 30, 1998) and March 29, 1999. Each transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid. Between

November 1998 and March 1999, the Company issued 1,686,500 shares of Common Stock to 12 accredited investors at an aggregate purchase price of $3,373,000 in connection with a private placement. In November 1998, the Company issued options to purchase 30,500 shares of Common Stock to two professionals with exercise prices of $2.50 to $4.00 per share and expiration dates of November 2003 and September 2008. In March 1999, the Company issued a warrant to purchase 10,000 shares of Common Stock to a former consultant at an exercise price of $2.00 per share with an expiration date of December 2007 in connection with a court ordered final judgment.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED HISTORICAL FINANCIAL DATA

     The selected historical financial data set forth below for the seven month periods ended December 31, 1998 and 1997, the years ended May 31, 1998 and 1997 and the period from inception (October 4, 1993) through December 31, 1998 have been derived from the Company's historical financial statements.

     The Company is a development stage enterprise engaged in the development of sophisticated intelligent software products. From inception (October 4, 1993) to date, the Company has realized minimal revenues as its activities have been devoted primarily to the (i) acquisition and development of core software technologies from which future products and applications will be developed and
(ii) securing the services of competent individuals capable of implementing the Company's product development and marketing strategies. Accordingly, management does not consider the historical results of operations to be representative of future results of operations of the Company.


                                                                                                  Inception
                                                  Seven Months Ended                             (October 4,
                                                     December 31,         Year Ended May 31,    1993) through
                                                ----------------------   --------------------    December 31,
                                                  1998        1997         1998        1997          1998
                                                --------   -----------   ---------   --------   --------------
                                                           (Unaudited)
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................   $    58       $     -     $     -    $     -         $     58
Cost of revenues.............................        19             -           -          -               19
                                                -------       -------     -------    -------         --------
Gross margin.................................        39             -           -          -               39
                                                -------       -------     -------    -------         --------

Costs and Expenses:
    Professional services....................     3,801         1,080       2,749      4,964           12,370
    Employee compensation....................     1,793           762       1,273        890            3,956
    Depreciation and amortization............       726           502         957        820            3,029
    President's compensation.................       140           140         240      2,523            3,688
    Other general and administrative.........     1,505           314         663        331            3,005
                                                -------       -------     -------    -------         --------
Total costs and expenses.....................     7,965         2,798       5,882      9,528           26,048
                                                -------       -------     -------    -------         --------

Net loss.....................................    (7,926)       (2,798)     (5,882)    (9,528)         (26,009)

Dividends on preferred stock.................       (55)            -        (132)         -             (187)
                                                -------       -------     -------    -------         --------

Net loss applicable to common shareholders...   $(7,981)      $(2,798)    $(6,014)   $(9,528)        $(26,196)
                                                =======       =======     =======    =======         ========

Basic net loss per share of common stock.....     $(.27)        $(.19)      $(.35)     $(.89)          $(2.08)
                                                =======       =======     =======    =======         ========
Weighted average number of shares of
    common stock outstanding.................    30,055        14,766      17,133     10,671           12,600
                                                =======       =======     =======    =======         ========


BALANCE SHEET DATA:
Assets:
    Current assets...........................   $2,030
    Computer software costs, net.............    1,629
    Property and equipment, net..............    1,421
                                                ------

Total assets.................................   $5,080
                                                ======

Liabilities and Stockholders' Equity:
    Current liabilities......................   $  883
    Capital lease obligations, less
        current maturities...................       70
    Other long term liabilities..............      204
    Stockholders' equity.....................    3,923
                                                ------

Total liabilities and stockholders' equity...   $5,080
                                                ======

GENERAL

          From inception (October 4, 1993) through May 31, 1998, the Company has utilized funds obtained primarily through private placements to acquire and develop core software technologies for the purpose of developing computer-based training products. The Company's first product, "Around the Web in 80 Minutes," a CD-ROM based internet training course, was introduced at the COMDEX Fall '98 trade show in mid November 1998 and subsequently made available to consumers through direct sales beginning in late November 1998. Accordingly, the Company has recorded minimal revenues and has incurred net losses totaling approximately $26,196,000 from inception through December 31, 1998.

     Costs of purchased software used to develop planned software products are capitalized when acquired and amortized on a straight-line basis over the expected useful life of the software. Costs incurred to commercially develop the Company's intelligent software technologies and products are composed primarily of professional fees, staff salaries, and subcontract costs and are expensed when incurred until technological feasibility has been established for an individual product.

          The operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and to continue as a going concern. The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the Company's financial statements for the seven months ended December 31, 1998 regarding the uncertainty concerning the Company's ability to continue as a going concern. The current cash forecast indicates that there will be negative cash flow from operations for at least the first two quarters of the calendar year ended December 31, 1999. The Company is currently seeking short-term and long-term debt or equity financing sufficient to fund projected working capital and software product development and marketing needs. However, there can be no assurance that the Company will be successful in raising funds, that the amount and terms of any financing will be acceptable to the Company, or that profits, if any, from the sale of the Company's software product or products in fiscal year 1999 will be sufficient to fund the Company's working capital, software development, and marketing expenditure requirements. Failure to obtain sufficient funding will adversely impact the Company's financial position.

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

          Start-up Activities - In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

          FASB Amendments and Clarifications - In February 1999, the FASB issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends SFAS No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

RECENT DEVELOPMENTS

          In August 1998 the Company changed its fiscal year end to December 31 which will be its fiscal year end in the future. Prior to August 1998, the Company's fiscal year ended on May 31. As a result, the financial information discussed herein includes operations during the (i) transition period from June 1, 1998 through December 31, 1998 ("the transition period") and, for comparative purposes, operations during the period from June 1, 1997 through December 31, 1997 ("the prior year transition period") and (ii) year ended May 31, 1998 compared to the year ended May 31, 1997.

     During the transition period, the Company incurred net operating losses of approximately $7,926,000 related primarily to the continued development of its
(i) first planned software training product, (ii) systems infrastructure and
(iii) workforce of competent individuals capable of implementing the Company's product development and marketing strategies. Non-cash expenses for the transition period included approximately $1,773,000 of compensation expense to professionals and approximately $726,000 of depreciation and amortization. At December 31, 1998, current assets were approximately $2 million, total assets were approximately $5 million, current liabilities were approximately $882,000 and stockholders' equity was approximately $3.9 million.

RESULTS OF OPERATIONS

TRANSITION PERIOD VERSUS PRIOR YEAR TRANSITION PERIOD

     Revenues. The Company's first product, "Around the Web in 80 Minutes," a CD-ROM based Internet training course, was made available to consumers through direct sales beginning in late November 1998. Initial revenues of approximately $58,000 associated with these sales was recognized in the transition period versus no sales of product during the prior year transition period.

     Cost of Revenues. Cost of revenues associated with the initial product sales during the transition period amounted to approximately $19,000 versus no such costs during the prior year transition period. Cost of revenues include the cost of CD-ROM diskettes, jewel cases, product boxes, and labor required to assemble product kits.

     Costs and Expenses. Costs and expenses for the transition period increased by approximately $5,167,000, or 185%, from the prior year transition period levels primarily due to increases in professional services, employee compensation, depreciation and amortization, and other general and administrative expenses as more fully described below.

     Professional services for the transition period increased by approximately $2,720,000, or 252%, from the prior year transition period due primarily to a significant increase in the number of professionals hired during the transition period to (i) develop and refine the Company's first product, (ii) develop the Company's internal systems and infrastructure, (iii) provide marketing and advertising support, (iv) strengthen the Company's Board of Directors and (v) represent the Company in various legal matters.

     Employee compensation for the transition period increased by approximately $1,031,000, or 135%, from the prior year transition period primarily due to an increase in the number of employees on staff from seven at December 31, 1997 to 29 at December 31, 1998. In addition, employee compensation during the transition period includes: (i) compensation paid to several key financial, sales, marketing, legal, and public relations employees who joined the Company in May or June 1998 and resigned in August 1998, and (ii) a one-time charge of approximately $376,000 associated with the resignation of a former officer and director in September 1998.

     Depreciation and amortization for the transition period increased by approximately $224,000, or 45%, from the prior year transition period due in large part to the acquisition of additional furniture and equipment to accommodate the increase in employees, as well as an increase in the amortization of software development costs associated with the release of the Company's first product in November 1998.

     Other general and administrative expenses for the transition period increased by approximately $1,192,000, or 380%, from the prior year transition period due primarily to a general increase in the Company's business activities, an increase in the level of employees, and the infrastructure needed to support such activities.

          As of December 31, 1998, for federal income tax purposes, the Company reported an aggregate of approximately $20,983,000 of available net operating loss ("NOL") carry-forwards incurred during the period from inception (October 4, 1993) through December 31, 1998. These NOL carry-forwards may be available to the Company to offset future taxable income through the year 2019. However, the conversion of some or all of the outstanding Common Stock warrants or options, or other future issuances of common or preferred stock could result in a change in control for federal income tax purposes. Such an event could significantly limit the amount of the NOL that could be used to offset future taxable income in any one year. There can be no assurance that the Internal Revenue Service will not challenge the existence or the amount of such NOL carry-forwards.

YEAR ENDED MAY 31, 1998 VERSUS YEAR ENDED MAY 31, 1997

          Revenues. There were no revenues for the years ended May 31, 1998 and 1997.

          Costs and Expenses. Costs and expenses for the year ended May 31, 1998 decreased by $3,647,000, or 38%, from 1997 levels primarily due to decreases in professional services and president's compensation which were partially offset by increases in employee compensation, general and administrative expenses and depreciation and amortization as more fully described below.

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

          General and administrative expenses for the year ended May 31, 1998 increased by $331,000 from 1997 levels due primarily to a general increase in the Company's business activities, an increase in the level of employees and infrastructure needed to support such activities, and the Company's decision to list its Common Stock on the American Stock Exchange.

          Depreciation and amortization for the year ended May 31, 1998 increased by $137,000, or 17%, from 1997 due in large part to the acquisition of additional furniture and equipment to accommodate the increase in employees as well as the accelerated amortization of $60,000 of capitalized software costs not expected to benefit the Company in the near term.

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

HISTORICAL CASH FLOWS

TRANSITION PERIOD VERSUS PRIOR YEAR TRANSITION PERIOD

          Operating Activities - Cash used in operating activities during the transition period amounted to approximately $5,077,000, an increase of approximately $4,081,000 over the $996,000 of cash used for operations during the prior year transition period. The increase relates primarily to significant expenditures during the transition period to professionals, employees and vendors required to (i) develop and refine the Company's first product, (ii) develop the Company's internal systems and infrastructure, (iii) provide marketing and advertising support, (iv) strengthen the Company's Board of Directors and (v) represent the Company in various legal matters.

          Investing Activities - Investing expenditures during the transition period amounted to approximately $1,295,000, an increase of $1,105,000 over the $190,000 of expenditures in the prior year transition period. The increase relates primarily to the acquisition of furniture and equipment during the transition period associated with the development of the Company's internal systems and infrastructure and increased number of employees and professionals.

          Financing Activities - The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements. During the transition period, the Company received approximately $2.2 million from a private placement in November 1998. During the prior year transition period, the Company received approximately $721,000 from private placements and $150,000 from bank loans.

YEAR ENDED MAY 31, 1998 VERSUS YEAR ENDED MAY 31, 1997

          Operating Activities - Cash used in operating activities for the year ended May 31, 1998 amounted to approximately $2,478,000, an increase of approximately $1,240,000 over the $1,238,000 of cash used for operations during the year ended May 31, 1997. The increase relates primarily to general increases in business activity, number of employees, number of consultants and general and administrative expenses in 1998 as well as the retirement of $155,000 of prior year president's compensation in 1998.

          Investing Activities - During the year ended May 31, 1998, the Company invested $260,000 for software costs and $177,000 for furniture and equipment, an increase of $267,000 over combined 1997 fiscal year capital investments. The increase relates to (i) refinements to the internet trainer course, which were capitalized and will be amortized when product sales are recognized, and (ii) furniture and equipment purchases required to accommodate the increase in employees and consultants.

     Financing Activities - The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements. During the year ended May 31, 1998, the Company received approximately $7.8 million from a private placement, including $5.4 million from the issuance of 4.6 million shares in May 1998 as compared to private placement proceeds of $1.8 million in 1997. Also during 1998, the Company received and repaid $150,000 of bank loans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private sales of its equity securities. From inception (October 4, 1993) through December 31, 1998, the Company has raised a total of approximately $13.4 million in cash. Of this total, approximately $2.2 million, or 19%, was raised in the transition period while approximately $7.8 million, or 58%, was raised in the year ended May 31, 1998.

     At December 31, 1998, the Company had a cash balance of approximately
$1.4 million primarily due to cash remaining from the receipt of approximately $2.2 million of private placement funds received in November 1998. In addition, working capital at December 31, 1998 amounted to approximately $1.1 million.

     Based on the Company's current plan of operations, and in the event that no cash from sales of the Company's products are received, it is anticipated that its current cash balance of approximately $270,000 will provide sufficient working capital for approximately one month or until April 1999. As a result, the Company estimates it will require additional proceeds of approximately $6.3 million to fund planned operations through fiscal year 1999. The Company's estimates are based on monthly expenditures of approximately $700,000, although unexpected expenses may limit the period of time within which the Company's current cash balance may be utilized. Any required financing may be raised through additional best efforts equity offerings, joint ventures or other collaborative relationships, borrowings, and other sources. To date, the Company has no commitment for any such additional financing and there can be no assurance that any such financing will be available or, if it is available, that it will be available on acceptable terms. Moreover, as the American Stock Exchange has advised the Company that it does not currently meet the continued listing requirements, and there is no assurance that the Common Stock will continue to list on the American Stock Exchange, the Company's ability to raise equity financing may be hampered. If adequate funds are not available to satisfy either short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company does not expect that its internal source of liquidity will improve until adequate net cash is provided by operating activities and, until such time, the Company will rely upon external sources for liquidity. In addition, the Company will need additional financing during this period if demand for its Internet training course or other products is sufficiently great to require expansion at a rate more rapid than anticipated, or if research and development expenditures or the extent of service and customer support that the Company is required to provide are greater than expected or other opportunities arise which require significant investment. Additionally, the Company may require significant additional financing to complete any acquisition.

     These conditions and the net operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and to continue as a going concern. The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the uncertainty concerning the Company's ability to continue as a going concern.

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

     In assessing the effect of the Year 2000 problem on the Company, management has identified, and is currently evaluating, the following four general areas:

        .  Software products sold to customers;
        .  Internal infrastructure;

        .  Supplier/third-party relationships;
        .  Contingency plans.

     A discussion of the four general areas as well as management's ongoing and planned actions with regard to each is set forth below:

     Software Products Sold to Customers. The Company believes its initial product, "Around the Web in 80 Minutes" is Year 2000 compliant. However, once purchased, "Around the Web in 80 Minutes" operates on computer systems that are not under the Company's control. If the computer systems that operate "Around the Web in 80 Minutes" are not Year 2000 compliant the product may not function properly. "Around the Web in 80 Minutes" utilizes the operating computer's date code to log the user's progress, as well as to create completion certificates. As such, the variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against the Company. The outcomes of any such lawsuits and the impact on the Company are not estimable at this time. Due to practical constraints, the Company has not and will not assess the existence of these potential problems in its customers' various environments. The Company does not believe that the development of Year 2000 compliant products has created or will create a significant increase in the development costs of its software products.

     Internal Infrastructure. The Company is in the process of verifying that all of its personal computers, servers, and software are Year 2000 compliant. The Company is in the process of replacing or upgrading all items that have been found not to be Year 2000 compliant. The Company intends to determine if the software vendors of all its critical applications have represented that their products are Year 2000 compliant. Although the financial and accounting software currently used by the Company is not believed to be Year 2000 compliant, the Company's existing infrastructure development plans call for the purchase and installation of new, integrated systems applications for the order entry, product support, and financial accounting functions during the second and third quarters of 1999. The Company will obtain certification from its vendors that these systems are Year 2000 compliant. The costs related to these efforts have not been nor are they expected to be material to the Company's business, financial condition, or results of operations.

      Suppliers/Third-Party Relationships. The Company has been gathering information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 problem. The Company relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The Company does not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. The Company has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or results of operation.

     Contingency Plans. The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. However, if the Company deems it necessary, it may take the following actions:

        .    Accelerated replacement of affected equipment or software;
        .    Short to medium-term use of backup equipment and software;
        .    Wholesale backup of existing computerized data prior to January 1,
             2000;
        .    Increased work hours for Company personnel; and/or
        .    Other similar approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition, or results of operations.

     Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify and resolve all Year 2000 problems that could materially adversely affect its business and operations.

ITEM 7.      FINANCIAL STATEMENTS

     The financial statements filed as a part of this report include:

                                                                           Page
                                                                           ----

     Index to Financial Statements.....................................     F-1

     Report of Independent Certified Public Accountants................     F-2

     Balance Sheet as of December 31, 1998.............................     F-3

     Statements of Loss for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from
      inception (October 4, 1993) through December 31, 1998............     F-4

     Statements of Stockholders' Equity (Capital Deficit) for the period
      from inception (October 4, 1993) through December 31, 1998.......     F-5

     Statements of Cash Flows for the seven months ended December 31,
      1998, the years ended May 31, 1998 and 1997 and the period from
      inception (October 4, 1993) through December 31, 1998............     F-7

     Notes to Financial Statements.....................................     F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Alonzo & Wells, LLP, the Company's former independent accountants, resigned in August 1997 and did not audit the fiscal year ended May 31, 1997. Alonzo & Wells, LLP audited the Company's financial statements for the fiscal years ended May 31, 1995 and 1996 and their reports did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except it was modified as to uncertainty as follows, "[t]he Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern."

    In August 1997, upon recommendation by the Board of Directors, the Company engaged BDO Seidman LLP as its principal accountant to audit the Company's financial statements for the fiscal years ending May 31, 1996 and 1997 and for the period from inception (October 4, 1993) through May 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Reference is made to the information appearing under the heading "Election of Directors" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the headings "Executive Compensation" and "Employment and Consulting Agreements" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the heading "Certain Relationships and Related Transactions" of the Company's 1999 Proxy Statement, which information is hereby incorporated by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are to be filed as part of this report:


    EXHIBIT NO.     IDENTIFICATION OF EXHIBIT

      2.1(1)        Certificate of Merger
      3.1(1)        Certificate of Incorporation of the Company, and Amendments
                    thereto.
      3.2(1)        By-laws of the Company
      3.3(2)        Amendment to Certificate of Incorporation
      4.1(1)        Common Stock Certificate
      4.2(1)        Form of Warrant
      9.1(2)        Form of Voting Agreement granted to Mr. Kimmons
      10.1(1)       Agreement with Microelectronics Computer Corporation
      10.2(1)       Agreement with AT&T
      10.3(a)(2)    Gary Kimmons Amended and Restated Employment Agreement
      10.3(b)(2)    Gary Kimmons Addendum to the Amended and Restated
                    Employment Agreement
      10.4(1)       Employee Stock Option Plan
      10.5(1)       Data Crystal Agreement
      10.6(2)       John Paul DeJoria Consulting Agreement

      10.7(2)       Shelley Duvall Memorandum of Understanding
      10.8(2)       Rodney L. Norville Severance Agreement and General Release
      10.9(3)       Marcus F. Wray Consulting Agreement
      10.10(4)      Cynthina Heinsohn Employment Agreement
      23.1(5)       Consent of BDO Seidman, LLP
      27.1(5)       Financial Data Schedule


(1) Filed as an exhibit to the Company's registration statement on Form 10-SB SEC File No. 000-22057 and incorporated by reference herein.
(2) Filed as an exhibit to the Company's Annual Report for fiscal year ended May 31, 1998 on Form 10-KSB SEC File No. 000-22057 and incorporated by reference herein.
(3) Filed as an exhibit to the Company's Quarterly Report for transitional quarter from June 1, 1998 to September 30, 1998 on Form 10-QSB SEC File No. 000-22057 and incorporated by reference herein.
(4) Filed as an exhibit to the Company's registration statement on Form S-8 SEC File No. 333-65835 and incorporated by reference herein.
(5)  Filed herewith.


  (b) There have been no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      GK Intelligent Systems, Inc.

      By:  /s/  GARY F. KIMMONS
           --------------------
          Gary F. Kimmons, President, Chief Executive Officer,
          Chief Financial Officer, and Director



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                     DATE
---------                                -----                     ----


/s/  GARY F. KIMMONS         President, Chief                 March 31, 1999
--------------------------   Executive Officer and Director
      Gary F. Kimmons



/s/  GERALD C. ALLEN         Director                         March 31, 1999
--------------------------
    Gerald C. Allen



/s/  MARCUS F. WRAY          Director                         March 31, 1999
--------------------------
    Marcus F. Wray

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants.......................   F-2

Balance Sheet as of December 31, 1998....................................   F-3

Statements of Loss for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception
  (October 4, 1993) through December 31, 1998............................   F-4

Statements of Stockholders' Equity (Capital Deficit) for the period
  from inception (October 4, 1993) through December 31, 1998.............   F-5

Statements of Cash Flows for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception
  (October 4, 1993) through December 31, 1998............................   F-7

Notes to Financial Statements............................................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
GK Intelligent Systems, Inc.

We have audited the balance sheet of GK Intelligent Systems, Inc. (a development stage enterprise) as of December 31, 1998, and the related statements of loss, stockholders' equity (capital deficit) and cash flows for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. (a development stage enterprise) as of December 31, 1998 and the results of its operations and its cash flows for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and for the period from inception (October 4, 1993) through December 31, 1998, in conformity with generally accepted accounting principles.

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

                                       BDO SEIDMAN, LLP


Houston, Texas
March 5, 1999

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET
                               DECEMBER 31, 1998


                                     ASSETS
                                     ------
Current:
  Cash and cash equivalents....................      $1,440,822
  Deposits.....................................         313,838
  Prepaid expenses.............................         249,531
  Other........................................          26,121
                                                   ------------
Total Current Assets...........................       2,030,312

Computer software costs, net (Notes 4 and 8)...       1,629,072
Property and equipment, net (Note 5)...........       1,420,822
                                                   ------------
Total Assets...................................    $  5,080,206
                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities
   Note 8).....................................    $    855,539
  Capital lease obligations, current maturities
   (Note 6)....................................          26,879
                                                   ------------
Total Current Liabilities......................         882,418
                                                   ------------
Capital lease obligations, less current
 maturities (Note 6)...........................          70,461

Other long term liabilities (Note 8)...........         203,844

Commitments and Contingencies
 (Notes 2, 6, 8 and 10)

Stockholders' Equity
 (Notes 1, 4, 8, 9, 10, 11 and 12):
  Common stock.................................          32,530
  Additional paid-in capital...................      36,351,876
  Subscriptions receivable.....................        (779,900)
  Unearned compensation (Note 10)..............      (5,484,531)
  Deficit accumulated during the development
   stage.......................................     (26,196,492)
                                                   ------------

Total Stockholders' Equity.....................       3,923,483
                                                   ------------

Total Liabilities and Stockholders' Equity.....    $  5,080,206
                                                   ============

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS

                                                                                                   INCEPTION
                                           SEVEN MONTHS                                           (OCTOBER 4,
                                               ENDED                 YEAR ENDED MAY 31,          1993) THROUGH
                                           DECEMBER 31,        -------------------------------    DECEMBER 31,
                                               1998                1998               1997            1998
                                           -------------       ------------       ------------   --------------
Revenues, less returns and allowances
  of $1,691.............................    $    58,255        $         -        $         -     $     58,255
Cost of revenues........................         19,349                  -                  -           19,349
                                            -----------        -----------        -----------    -------------
Gross margin............................         38,906                  -                  -           38,906
                                            -----------        -----------        -----------    -------------
Costs and expenses:
  Professional services (Note 10).......      3,800,446          2,748,628          4,963,686       12,370,116
  Employee compensation.................      1,793,323          1,272,876            889,527        3,955,726
  Depreciation and amortization.........        726,235            957,475            820,497        3,029,259
  President's compensation
    (Note 11)...........................        140,000            240,000          2,523,443        3,688,457
  Other general and administrative......      1,504,902            662,819            331,320        3,004,525
                                            -----------        -----------        -----------    -------------
Total costs and expenses................      7,964,906          5,881,798          9,528,473       26,048,083
                                            -----------        -----------        -----------    -------------
Net loss................................     (7,926,000)        (5,881,798)        (9,528,473)     (26,009,177)
Dividends on preferred stock
  (Note 9)..............................        (54,815)          (132,500)                 -         (187,315)
                                            -----------        -----------        -----------    -------------
Net Loss Applicable to
  Common Shareholders...................    $(7,980,815)       $(6,014,298)       $(9,528,473)   $ (26,196,492)
                                            ===========        ===========        ===========    =============
Basic Net Loss Per Share of
  Common Stock..........................          $(.27)             $(.35)             $(.89)          $(2.08)
                                            ===========        ===========        ===========    =============
Weighted Average Number of Shares of
  Common Stock Outstanding..............     30,055,000         17,133,102         10,671,092       12,599,734
                                            ===========        ===========        ===========    =============


                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                 Preferred Stock (a)     Common Stock (b)        Additional
                                ------------------     --------------------        Paid-in     Subscriptions        Unearned
                                 Shares    Amount        Shares     Amount         Capital      Receivable        Compensation
                                --------   -------     ----------   -------      -----------   -------------      ------------
Initial capitalization by
 president...................          -   $        -    6,375,000   $ 6,375       $         -  $      -            $    -
Shares issued in connection
 with reverse merger.........          -            -      963,275       963              (963)        -                 -
Series A preferred shares
 issued in connection
 with acquisition of
 software (Notes 4 and 9)....    883,333    3,389,432            -         -                 -         -                 -
Shares issued in private
 placements at prices ranging
 from $.50 to $3.00 per
 share (net of commissions
 of $95,180).................          -            -      908,803       908         1,123,687         -                 -
Shares issued to president
 for services................          -            -      332,580       333           236,421         -                 -
Shares issued for
 professional services.......          -            -      283,956       284           338,990         -                 -
Shares issued in settlement
 of debt.....................          -            -      250,000       250           471,007         -                 -
Net loss.....................          -            -            -         -                 -         -                 -
                                --------   ----------   ----------   -------       -----------  --------           -------

BALANCE, May 31, 1996........    883,333    3,389,432    9,113,614     9,113         2,169,142         -                 -

Shares issued in private
 placements at $.875 and
 $1.00 per share (net of
 commissions of $61,306).....          -            -    2,371,653     2,372         1,802,134         -                 -
Shares issued to president
 and employees for services..          -            -      296,110       296           706,716         -                 -
Shares issued for
 professional services
 and expenses................          -            -      508,652       509           940,665         -                 -
Warrants issued to employees.          -            -            -         -            56,040         -                 -
Warrants issued for
 professional services.......          -            -            -         -           290,596         -                 -
Net loss.....................          -            -            -         -                 -         -                 -
                                --------   ----------   ----------   -------       -----------  --------           -------

BALANCE, May 31, 1997........    883,333    3,389,432   12,290,029    12,290         5,965,293         -                 -

Shares issued in private
 placements at $.40, $.47,
 $.48, $.50, $1.00, $1.36
 and $1.50 per share.........          -            -    8,136,290     8,136         7,528,866         -                 -
Shares issued for exercise
 of warrants at $1.00
 per share...................          -            -      158,500       159           158,341         -                 -
Shares issued to president
 and employees for services..          -            -    1,976,140     1,976         2,817,120         -                 -
Shares issued for
 professional services.......          -            -    5,618,360     5,618         4,994,186         -                 -
Warrants and options issued
 to president and employees
 for services................          -            -            -         -           102,349         -                 -
Warrants and options issued
 for professional services...          -            -            -         -           576,313         -                 -
Net loss.....................          -            -            -         -                 -         -                 -
Dividends on Series A
 preferred stock.............          -      132,500            -         -                 -         -                 -
                                --------   ----------   ----------   -------       -----------  --------           -------
BALANCE, May 31, 1998........    883,333    3,521,932   28,179,319    28,179        22,142,468         -                 -


                                       Deficit
                                    Accumulated
                                    During the
                                    Development
                                      Stage
                                    -----------
Initial capitalization by           $          -
 president...................
Shares issued in connection
 with reverse merger.........                  -
Series A preferred shares
 issued in connection
 with acquisition of
 software (Notes 4 and 9)....                  -
Shares issued in private
 placements at prices ranging
 from $.50 to $3.00 per
 share (net of commissions
 of $95,180).................                  -
Shares issued to president
 for services................                  -
Shares issued for
 professional services.......                  -
Shares issued in settlement
 of debt.....................                  -
Net loss.....................         (2,672,906)
                                    ------------
BALANCE, May 31, 1996........         (2,672,906)

Shares issued in private
 placements at $.875 and
 $1.00 per share (net of
 commissions of $61,306).....                  -
Shares issued to president
 and employees for services..                  -
Shares issued for
 professional services
 and expenses................                  -
Warrants issued to employees.                  -
Warrants issued for
 professional services.......                  -
Net loss.....................         (9,528,473)
                                    ------------
BALANCE, May 31, 1997........        (12,201,379)

Shares issued in private
 placements at $.40, $.47,
 $.48, $.50, $1.00, $1.36
 and $1.50 per share.........                  -
Shares issued for exercise
 of warrants at $1.00
 per share...................                  -
Shares issued to president
 and employees for services..                  -
Shares issued for
 professional services.......                  -
Warrants and options issued
 to president and employees
 for services................                  -
Warrants and options issued
 for professional services...
Net loss.....................         (5,881,798)
Dividends on Series A
 preferred stock.............           (132,500)
                                    ------------
BALANCE, May 31, 1998........        (18,215,677)


                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                                                                         Deficit
                                                                                                                        Accumulated
                               Preferred Stock (a)     Common Stock (b)     Additional                                   During the
                              ------------------     --------------------     Paid-in    Subscriptions    Unearned      Development
                               Shares     Amount       Shares     Amount      Capital     Receivable    Compensation      Stage
                              --------    -------    ----------   -------   -----------  -------------  ------------    ----------
Balance, May 31, 1998........    883,333   3,521,932  28,179,319    28,179     22,142,468           -              -    (18,215,677)

Shares issued in private
 placement at $2.00 per
 share (net of commissions
 of $93,090)................           -           -   1,551,504     1,551      3,008,364    (779,900)             -              -
Shares issued for exercise
 of warrants and options at
 $-0-, $.31, $.94 and $1.00
 per share..................           -           -     884,960       885        318,213           -              -              -
Shares issued to director for
 professional services.......          -           -   1,000,000     1,000      1,624,000           -     (1,001,096)             -
Warrants and options issued
 for professional services...          -           -           -         -      5,682,999           -     (4,483,435)             -
Dividends on Series A
 preferred stock.............          -      54,815           -         -              -           -              -        (54,815)
Shares issued to convert
 preferred stock.............   (883,333) (3,576,747)    914,552       915      3,575,832           -              -              -
Net loss.....................          -           -           -         -              -           -              -     (7,926,000)
                               --------- -----------  ----------   -------   ------------   ---------    -----------  -------------
BALANCE, May 31, 1998........          - $         -  32,530,335   $32,530    $36,351,876   $(779,900)   $(5,484,531) $ (26,196,492)
                               ========= ===========  ==========   =======    ===========   =========    ===========  =============

NOTES:
------
(a) $.001 par;  10,000,000 shares authorized
(b) $.001 par; 250,000,000 shares authorized

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                          INCEPTION
                                                          SEVEN MONTHS                                   (OCTOBER 4,
                                                              ENDED           YEAR ENDED MAY 31,        1993) THROUGH
                                                          DECEMBER 31,    ---------------------------    DECEMBER 31,
                                                              1998            1998           1997            1998
                                                          -------------   ------------   ------------   --------------
Operating activities:
  Net loss.............................................    $(7,926,000)   $(5,881,798)   $(9,528,473)    $(26,009,177)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization....................        726,235        957,475        820,497        3,029,259
      Issuance of common stock, warrants and options
        for various expenses...........................      1,773,468      2,560,853      7,681,831       12,703,682
      Changes in assets and liabilities:
        Current assets.................................       (491,410)       (39,557)       (58,523)        (589,490)
        Accounts payable...............................        840,669        (74,789)      (153,621)       1,073,446
                                                           -----------    -----------    -----------     ------------
          Net cash used in operating activities........     (5,077,038)    (2,477,816)    (1,238,289)      (9,792,280)
                                                           -----------    -----------    -----------     ------------

Investing activities:
  Purchased and developed software.....................              -       (259,771)      (131,143)        (915,742)
  Organization costs...................................              -              -              -          (78,745)
  Other capital expenditures...........................     (1,295,100)      (177,520)       (39,215)      (1,536,270)
                                                           -----------    -----------    -----------     ------------
          Net cash used in investing activities........     (1,295,100)      (437,291)      (170,358)      (2,530,757)
                                                           -----------    -----------    -----------     ------------

Financing activities:
  Proceeds from private placements and other share
    issuances..........................................      2,585,051      7,832,211      1,806,156       13,354,227
  Proceeds from borrowings.............................              -        150,000              -          716,269
  Repayment of borrowings..............................        (13,540)      (174,120)       (68,327)        (306,637)
                                                           -----------    -----------    -----------     ------------
          Net cash provided by financing activities....      2,571,511      7,808,091      1,737,829       13,763,859
                                                           -----------    -----------    -----------     ------------

Net increase (decrease) in cash and
   cash equivalents....................................     (3,800,627)     4,892,984        329,182        1,440,822

Cash and cash equivalents at beginning of period.......      5,241,449        348,465         19,283                -
                                                           -----------    -----------    -----------     ------------

Cash and cash equivalents at end of period.............    $ 1,440,822    $ 5,241,449    $   348,465     $  1,440,822
                                                           ===========    ===========    ===========     ============


                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS, ORGANIZATION AND PRESENTATION

Business

GK Intelligent Systems, Inc. (the "Company"), is a development stage enterprise incorporated in Delaware in 1988. The Company is principally engaged in the development and marketing of software products capable of interaction with, and adaptation to, the needs of software users (referred to as "intelligent" software) and sophisticated real-time access to and interpretation of data. To date, the Company has realized minimal revenues and its activities have been limited primarily to the acquisition of software assets used to develop future products and applications, research and development of software products and initial marketing activities. All revenues to-date are derived from sales of the Company's first product, Around the Web in 80 Minutes. The Company has adopted a calendar year end to be effective December 31, 1998.

The Company's software technology is capable of evaluating a users' competence level and adapting training programs to the user's specific learning styles and abilities, and is referred to as Smart One technology. The Company is using this technology to develop specific training software products (e.g., Internet training).

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

Transition Period

In August 1998, the Company changed its fiscal year-end to December 31 which will be its fiscal year-end in the future. Prior to August 1998, the Company's fiscal year ended on May 31. As a result, the accompanying financial statements include (1) results of operations and cash flows for the seven-month period from June 1, 1998 through December 31, 1998, referred to as the transition period and
(2) the historically reported twelve-month periods ended May 31, 1998 and 1997. For comparative purposes, unaudited results of operations and cash flows for the comparable seven-month period ended December 31, 1997 have been presented in
Note 13.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is contemplating short and long term debt or equity financing sufficient to fund projected working capital and software product development needs. The Company continues to obtain distribution partners for its current internet training product and expects to release two follow-up software products during the second quarter of 1999. However, there can be no assurance that the Company will be successful in raising funds, that the amount and terms of such financing will be acceptable to the Company, or that the profits from the sale of software products in fiscal year 1999 will be sufficient to fund the Company's working capital needs and software development expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues from the sale of software products to retail customers are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Revenues from the sale of software products to distributors or other resellers where right of return exists are deferred until shipped products are sold to retail consumers. Allowances for estimated returns are provided at the time of sale and charged against revenues.

Cost of Revenues

Cost of revenues include materials such as diskettes, packaging and documentation as well as labor required to assemble the product.

Inventories

Inventories are stated at the lower of cost (average cost) or net realizable value and consist principally of CD-ROM diskettes, jewel cases and product boxes. Net realizable value is the estimated selling price less all applicable selling costs. Inventory on hand at December 31, 1998 amounted to $12,623 and is included in other current assets in the accompanying balance sheet.

Computer Software Costs

Costs of purchased software having alternative future uses in developing other software products are (i) capitalized when acquired, (ii) amortized on a straight-line basis over their expected useful life of five years and (iii) reported at the lower of unamortized cost or net realizable value.

Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. During the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and from inception (October 4, 1993) through December 31, 1998 the Company charged approximately $1,458,000, $1,808,000, $1,409,000 and $5,270,000 to costs and expenses for research and development.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

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

Loss Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". SFAS 128 is effective for the seven months ended December 31, 1998 and the year ended May 31, 1998. SFAS 128 simplifies the standards required under previously existing accounting rules for computing earning per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Diluted EPS for the periods presented was not disclosed on the Statements of Loss as the effect is anti-dilutive.

Basic net loss per share has been calculated using the weighted average number of common shares outstanding and any common stock equivalents, if dilutive, during the period presented. For the period from inception (October 4, 1993) through December 31, 1998, the weighted average number of common shares outstanding gives retroactive recognition to the reverse merger transaction described in Note 1.

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

Statements of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to be cash on hand or deposited in demand deposit accounts with financial institutions and highly liquid investments purchased with an original maturity of three months or less.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

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

Start-up Activities - In June 1998 the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

FASB Amendments and Clarifications - In February 1999 the FASB issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.


4.  COMPUTER SOFTWARE COSTS

Computer software costs were comprised of the following at December 31, 1998:

   Cost of purchased software used to develop other software products:
    Training software technology..........   $   444,833
    Carnot software tools and languages...     3,389,432
   Other tools and product costs..........       470,909
                                             -----------
                                               4,305,174
   Less accumulated amortization..........    (2,676,102)
                                             -----------
                                             $ 1,629,072
                                             ===========

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

The Carnot software tools and languages were acquired on November 2, 1995 in exchange for the issuance of 883,333 shares of the Company's Series A preferred stock (see Note 9). The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed. Amortization of software costs during the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997 amounted to $525,597, $862,348 and $794,016, respectively. Amortization of software costs from inception (October 4, 1993) through December 31, 1998 amounted to $2,676,102.


5.  PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at December 31, 1998:

   Furniture and equipment..........................   $1,432,246
   Furniture and equipment under capital leases.....      159,592
   Leasehold improvements...........................       91,516
                                                       ----------
                                                        1,683,354
   Less accumulated depreciation and amortization...     (262,532)
                                                       ----------
                                                       $1,420,822
                                                       ==========

6.  LEASES

The Company leases office furniture and equipment under capital lease agreements and office space and equipment under operating leases expiring through 2004.

A schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1998, and future minimum rental payments required under the long-term operating leases as of December 31, 1998 are as follows:

Year ending                                       Capital    Operating
December 31,                                      Leases       Leases
------------                                      -------    ---------

   1999.......................................   $ 41,773    $  831,746
   2000.......................................     40,688       858,594
   2001.......................................     32,250       868,271
   2002.......................................     11,625       307,530
   2003.......................................          -       111,228
   Thereafter.................................          -        37,076
                                                 --------    ----------
Total minimum lease payments..................    126,336    $3,014,445
                                                             ==========
Less - amount representing interest...........    (28,996)
                                                 --------
Present value of net minimum lease payments...     97,340
Less - current maturities.....................     26,879
                                                 --------
Long-term portion.............................   $ 70,461
                                                 ========
Rent expense under operating leases for the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997 was $304,000, $180,900 and $32,400,
respectively. Rent expense for the period from inception (October 4, 1993) through December 31, 1998 was $592,500.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

7.  INCOME TAXES

The Company uses the liability method to record deferred income taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Net deferred income tax assets are comprised of the following at December 31, 1998:

Net operating loss carryforwards............................   $ 5,954,000
Differences between the financial
 reporting and income tax bases of:
    Property, plant and equipment...........................         9,000
    Accrued compensation....................................       105,000
    Issuances of stock, options and warrants for services...       327,000
    Other...................................................        28,000
                                                               -----------
Gross deferred tax assets...................................     6,423,000
                                                               -----------

Difference between the financial reporting
  and income tax bases of:
    Computer software costs.................................       503,000
                                                               -----------
Gross deferred tax liability................................       503,000
                                                               -----------
                                                                 5,920,000
Valuation allowance.........................................    (5,920,000)
                                                               -----------
Net deferred tax asset......................................   $       -0-
                                                               ===========

The Company has recorded a 100% valuation allowance on its deferred tax asset because it believes that it is more likely than not that it will be unable to utilize the deferred tax benefits in the foreseeable future.

The income tax benefit differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax loss from operations due to the effect of net operating losses that are not currently utilizable.

The Company has generated approximately $17,512,000 of tax loss carryforwards through December 31, 1998. The carryforwards expire in the following years:

   Year
   ----
   2008...   $   129,000
   2009...       612,000
   2010...     1,732,000
   2011...     3,287,000
   2012...     5,306,000
   2013...     6,446,000
             -----------
             $17,512,000
             ===========

Section 382 of the Internal Revenue Code of 1986, as amended, limits the availability of the net operating loss ("NOL") carryforwards if there is a change of ownership of more than 50% of the Company within a retroactive three year period. This limitation, if applied, would limit the utilization of the NOL carryforwards in each taxable year to an amount equal to the product of the federal long-term tax-exempt bond rate prescribed by the Internal Revenue Service and the fair market value of the Company immediately prior to the time of the ownership change. The Company anticipates, however, that should a cumulative change in ownership of the Company in excess of 50% be deemed to occur within a retroactive three year period in connection with the exercise of outstanding common stock warrants and options or other securities transaction, the resulting limitation would not have a material impact on the Company's financial position as a 100% valuation allowance has been established against the expected future benefit of the Company's net operating loss carryforwards.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES

Litigation

In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v., GK Intelligent Systems, Inc., et al.; filed in Texas District Court. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. The case was removed to the United States District Court for the Southern District of Texas in November 1998. To-date, the parties have conducted limited discovery, and the Company is in the process of evaluating the plaintiff's claims and intends to vigorously defend the lawsuit.

The Company is defendant in a lawsuit; David Michael Sims v. GK Intelligent Systems, Inc. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out of services allegedly performed by the plaintiff for which he did not receive compensation. Although preliminary discovery has commenced, the precise amount of the plaintiff's demand is currently unknown other than his initial claim for a commission of approximately $500,000. The Company denies any liability to the plaintiff,and intends to vigorously defend the lawsuit.

In September 1997, the Company entered into a consulting agreement with Union Atlantic, LC for performance of services. The Company issued Union Atlantic a five year warrant to purchase 200,000 shares of common stock at an exercise price of $.9375 per share, and a five year warrant to purchase 112,500 shares of common stock at an exercise price of $1.25 per share as compensation for services to be rendered. Each of the warrants contained demand registration rights. Union Atlantic resigned as a consultant to the Company in November 1997. As no capital was raised by Union Atlantic, the Company sent a notice to Union Atlantic in July 1998 canceling the warrants. In August 1998, the Company received notice from Union Atlantic demanding registration of the warrants. The Company has contacted Union Atlantic and is in the process of determining Union Atlantic's legal rights, if any.

In connection with the Union Atlantic transaction, the Company issued Catalyst Financial a one year warrant to purchase 66,667 shares of common stock at an exercise price of $.9375 per share, and a one-year warrant to purchase 37,500 shares of common stock at an exercise price of $1.25 per share as a finder's fee for introducing the Company to Union Atlantic. Each of the warrants contained demand registration rights. Since Union Atlantic did not raise capital for the Company, the Company contends that no consideration was received in exchange for the warrants. In August 1998, the Company received a notice from Catalyst Financial demanding registration of the warrants. The Company has contacted Catalyst Financial and is in the process of determining Catalyst Financial's legal rights, if any.

In September 1998, James Cassell, an affiliate of Catalyst Financial, exercised a portion of the aforementioned warrants to purchase a total of 10,000 shares of common stock at an aggregate purchase price of $9,375. In connection with the exercise, Mr. Cassell made a demand registration request pursuant to a registration rights agreement with the Company. To-date, the Company has not registered the 10,000 shares of common stock.

In August 1998, the Company received a letter from its former general counsel and secretary of the Company, in connection with the former general counsel's separation from employment with the Company. The Company's contractual obligations to the former general counsel turns on whether he resigned from his employment or whether he was terminated. The former general counsel has demanded $190,000 in total compensation and immediate vesting of 600,000 shares of common stock. The Company contends the former general counsel resigned from his positions with the Company, and as such, the former general counsel is entitled to earned but unpaid salary and vested options to purchase 25,000 shares of common stock. In the event the parties are unable to settle this matter, it is likely the former general counsel will file suit for wrongful termination.

The Company is involved in various other legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

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

In March 1998, the Company amended and restated an employment agreement with a former officer and director of the Company. That agreement contained identical terms to the employment agreement of the president except for an annual base compensation of $180,000. In September 1998, by mutual agreement between the Company and the individual, the individual resigned as a director and officer of the Company and his employment agreement was terminated. Concurrently therewith, his professional corporation entered into a one-year consulting agreement with the Company. The consulting agreement provides for monthly consulting fees of $7,500 for a period of twelve months ending September 15, 1999. A severance agreement was also entered into providing for severance compensation of $360,000 payable in installments of $7,500 for a period of twelve months, and thereafter $15,000 per month for a period of eighteen months. The severance agreement also affirmed a warrant to purchase 1,200,000 shares of the Company's common stock which vests one-quarter per year over a four year period beginning March 1999. Severance expense totaling $375,951 was charged to employee compensation during the seven months ended December 31, 1998 as a result of this transaction.

At December 31, 1998, $134,013 of amounts currently due under the severance agreement are included in accounts payable and accrued liabilities while $203,844 of amounts due after December 31, 1999 represent other long term liabilities in the accompanying balance sheet.

In September 1998, the Company entered into a memorandum of understanding with Shelley Duvall, pursuant to which Ms. Duvall will serve as an independent consultant to the Company for an initial term of three years. Ms. Duvall will assist the Company in the creation, development, and distribution of children's and family-oriented intelligent learning products. Additionally, Ms. Duvall granted to the Company the non-exclusive right for the Company to use her name for products which she helps to produce, and for mutually approved public relations activities. In exchange for her services, the Company agreed to compensate Ms. Duvall as follows: (i) $500,000 for use of the name rights, payable $150,000 on September 8, 1998, $50,000 no later than 30 days thereafter, and $50,000 per month commencing January 1, 1999, (ii) 10% of sales revenues (less distribution fees) from products produced by or bearing the Duvall name,
(iii) 5% of sales revenues (less distribution fees) from products produced by third parties introduced by Ms. Duvall to the Company, (iv) a minimum of 8% of the total production cost of each product, and (v) options to purchase 120,000 shares of Company common stock which vest on a schedule of 3,300 shares per month at an exercise price of $2.50 per share (the closing market price on the date of grant). Upon any termination of the agreement, the Company will retain the right to use the name "Shelley Duvall" in connection with any then existing product produced by or bearing the Duvall name until September 8, 2008. Ms. Duvall will continue to receive the compensation based on sales revenues (but not production costs) of such products until such time as those products are no longer marketed under the Duvall name, and any stock options granted but not exercised will be canceled upon the termination of the agreement. Ms. Duvall is currently working with the Company in the development of children's and family-oriented software applications incorporating Smart One technology.

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

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

9.  SERIES A PREFERRED STOCK

Effective November 2, 1995, the Company issued 883,333 shares of Series A convertible, redeemable preferred stock to Microelectronics and Computer Technology Corporation ("MCC") in exchange for a perpetual non-exclusive worldwide right and license to use and commercialize certain computer software technology developed by MCC under its Carnot Project (see Note 4). The Series A preferred stock had a stated value of $6.00 per share, a par value of $.001 per share, accrued dividends at 6% per annum beginning January 1, 1998 and along with unpaid dividends were convertible into shares of the Company's common stock beginning January 1, 1998 at the rate of $6.00 per common share as adjusted for certain events. Also beginning January 1, 1998, the Company had the right to redeem the shares at their stated value of $6.00 per share, plus any accrued and unpaid dividends. However, once notified of the Company's intention to redeem, MCC had the option to convert the preferred shares to common prior to the Company exercising its redemption rights. In addition, the preferred shares were entitled to vote beginning January 1, 1998 even if not converted. No redemption rights were held by the Series A preferred stockholders.

During the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997, the Company accrued cumulative dividends on the Series A preferred stock totalling $54,815, $132,500 and $-0-, respectively.

During the seven months ended December 31, 1998, MCC converted the preferred stock and accrued dividends into 883,333 and 31,219 shares of the Company's common stock, respectively.

The preferred shares have not been included in the calculation of net loss per share for all periods presented as their effect, if converted, would be anti-dilutive.


10.  COMMON STOCK, OPTIONS AND WARRANTS

Options and Warrants Issued for Professional Services

The Company periodically grants common stock warrants or options to consultants for services rendered or to be rendered. Certain of such grants may be issued at prices less than fair market value and contain vesting terms ranging from zero to five years. The following table summarizes activity associated with such grants for the period from inception (October 4, 1993) through December 31, 1998:

                                                                           Price per Share
                                                                     ----------------------------
                                                                                         Weighted
                                                         Shares            Range         Average
                                                       -----------   -----------------   --------

   Inception through May 31, 1996...................            -   $  -     -  $    -   $      -
    Granted.........................................    1,046,429    .88     -    2.00        .51
                                                       ----------

   Balance, May 31, 1997............................    1,046,429    .88     -    2.00        .51
    Granted.........................................      887,238    .22     -    5.00       1.35
    Exercised.......................................      (75,000)   .22     -     .22       2.19
    Cancelled or lapsed.............................   (1,183,500)   .22     -    2.00        .70
                                                       ----------

   Balance, May 31, 1998............................      675,167    .40     -    5.00       1.57
    Granted.........................................    1,256,500    .05     -    4.00        .65
    Reclassified from warrants issued to officers...    1,380,000    .31     -     .31        .31
    Exercised.......................................     (217,500)   .40     -    1.08        .76
    Cancelled or lapsed.............................     (289,167)   .88     -    2.31       1.76
                                                       ----------

   Balance, December 31, 1998.......................    2,805,000    .05     -    5.00        .57
                                                       ==========

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

The following is additional information relating to outstanding warrants and options issued for professional services at December 31, 1998:

                                        Options Outstanding    Options Exercisable
                                        --------------------   -------------------
                                        Weighted   Weighted               Weighted
            Exercise         Number     Average     Average     Number    Average
             Price             of       Exercise     Life         of      Exercise
             Range           Shares      Price      (Years)     Shares     Price
            --------        ---------   --------   ---------   --------   --------

        $ .01 - $ .99       2,380,000      $ .20        6.1     346,666      $ .19
         1.00 -  3.99         359,000       2.40        6.1     249,000       2.35
         4.00 -  5.00          66,000       4.09        4.8      56,000       4.11
                            ---------                           -------
                            2,805,000                           651,666
                            =========                           =======

In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", combined compensation expense for the above warrants and options is recognized over the period of vesting. Compensation expense recognized during the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception (October 4, 1993) through December 31, 1998 amounted to $1,199,564, $456,713, $290,596 and $1,946,873, respectively, and is included in professional services in the accompanying financial statements.

During the seven months ended December 31, 1998, the Company issued options to a director and two consultants to purchase an aggregate 1,150,000 shares of its common stock. The options vest over periods ranging from three months to three years. Non-cash compensation expense of $5,278,900 associated with these grants will be recognized over the vesting periods. Included in the compensation expense recognized during the seven months ended December 31, 1998 is $795,465 of non-cash professional services relating to these grants.

The basic net loss per share of common stock for all periods presented does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants and options as the effect of such exercise would be anti-dilutive.

Stock Issued for Professional Services

In August 1998, the Company issued 1,000,000 shares of common stock to a director at $.05 per share. The shares vest ratably over a one-year period from the date issued. Non-cash compensation expense of $1,575,000 associated with this transaction will be recognized over the vesting period. During the seven months ended December 31, 1998, the Company recognized $573,904 of non-cash professional services relating to this transaction.

Options and Warrants Issued to President, Officers and Employees

 Common Stock Warrants

From September 1996 through March 1998, the Company granted the president, an officer and certain employees warrants to purchase shares of the Company's common stock at exercise prices equal to or less than the fair market value at the date of grant and containing vesting terms ranging from zero to four years. The following table summarizes activity associated with such warrants for the period from inception (October 4, 1993) through December 31, 1998:

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                                                                        Price
                                                            Shares      Per Share
                                                          -----------   ---------

  Inception through May 31, 1996.......................            -    $   -
     Granted...........................................    2,300,000     1.00
                                                          ----------
  Balance, May 31, 1997................................    2,300,000     1.00
     Granted...........................................    7,089,091      .31
     Cancelled.........................................   (2,300,000)    1.00
                                                          ----------
  Balance, May 31, 1998................................    7,089,091      .31
  Reclassified to warrants for professional services...   (1,380,000)     .31
                                                          ----------
  Balance, December 31, 1998...........................    5,709,091      .31
                                                          ==========
  Vested as of December 31, 1998.......................    1,709,091      .31
                                                          ==========

During March 1998, the Company cancelled warrants to purchase 2,000,000 shares exercisable at $1.00 per share held by the president and issued new warrants to purchase 1,709,091 shares exercisable at $.3125 and common stock options to purchase 290,909 shares exercisable at $.34375 per share pursuant to the Company's 1995 Incentive Stock Option Plan.

In September 1998, an officer holding warrants to purchase 1,380,000 shares of common stock at $.3125 per share resigned from the Company. Accordingly, these warrants were reclassified to the section detailing warrants and options issued for professional services.

 Common Stock Option Plans

During the year ended May 31, 1996, the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("the Plan"). Pursuant to the Plan, as amended on March 1, 1998, options to purchase up to 5,000,000 shares of common stock may be granted to directors, officers and employees of the Company. Options are granted at 100% to 110% of the fair market value of the common stock at the date of grant and generally vest over three to four years. In certain circumstances, options may vest immediately or within two years from the date of grant. Options granted under the Plan generally expire five to ten years after the date of grant. As of December 31, 1998, options to purchase 453,464 shares were exercisable and 3,845,891 shares were available for future grants under the Plan. The following table summarizes activity under the Plan for the period from inception (October 4, 1993) through December 31, 1998:

                                                                                                    Price per Share
                                                                                               --------------------------
                                                                                                                 Weighted
                                                                           Shares              Range              Average
                                                                           ------              -----              -------

 Balance, May 31, 1997................................................            -    $     -    -  $    -      $       -
   Granted............................................................    2,328,909          -    -    6.44           1.44
   Cancelled..........................................................     (300,000)         -    -    1.00            .50
                                                                         ----------
 Balance, May 31, 1998................................................    2,028,909        .31    -    6.44           1.58
  Granted.............................................................    1,870,700       1.63    -   13.38           6.81
  Exercised...........................................................     (393,000)       .31    -     .31            .31
  Cancelled...........................................................   (2,352,500)       .31    -    8.75           6.06
                                                                         ----------
 Balance, December 31, 1998...........................................    1,154,109        .31    -   13.38           1.35
                                                                         ==========


                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS


The following is additional information relating to options outstanding under the Plan at December 31, 1998:


                                            Options Outstanding          Options Exercisable
                                    ---------------------------------  -------------------------
                                                  Weighted   Weighted                   Weighted
      Exercise                      Number        Average    Average     Number          Average
       Price                          of          Exercise     Life       of            Exercise
       Range                        Shares         Price     (Years)    Shares            Price
      --------                      ------        --------   -------    -------         --------
   $ .01 - $ .99                    880,909         $ .38       4.9    415,909            $  .34
    1.00 -  3.99                     91,500          2.95       9.8      2,605              2.51
    4.00 -  5.99                    143,200          4.70       9.1     21,908              4.29
    6.00 - 13.38                     38,500          7.38       8.5     13,042              7.17
                                  ---------                            -------
                                  1,154,109                            453,464
                                  =========                            =======

 Pro Forma Information

The Company follows Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees ("APB Opinion 25")" to account for warrants and options issued to the president, officers and employees. Compensation cost is recognized only when the option exercise price is less than the estimated market value of the underlying stock on the date of the grant. Amortization of compensation expense under APB Opinion 25 for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception (October 4, 1993) through December 31, 1998 amounted to $-0-, $102,349, $56,040 and $158,389, respectively.

Effective for the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997, the Company was required to adopt the disclosure provisions of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net income or loss applicable to common shareholders and net income or loss per share as if compensation cost for the Company's common stock warrants and options had been determined in accordance with certain fair value assumptions used for grants during the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997, as follows: no expected dividend yield for all years, expected volatility of 149%, 90% and 110%; an average risk free interest rate of 5.1%, 5.5% and 5.9% and an average expected life of 4.8, 4.0 and 2.5 years, respectively.

Had compensation cost for the warrants and options issued during the periods presented been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                              Inception
                                                   Seven                                     (October 4,
                                               Months Ended        Year Ended May 31,       1993) Through
                                               December 31,    --------------------------    December 31,
                                                   1998           1998           1997            1998
                                               -------------   -----------   ------------   --------------

Net loss applicable to common stock:
   As reported..............................     $7,980,815    $6,014,298    $ 9,528,473      $26,196,492
                                                 ----------    ----------    -----------      -----------
   Pro forma................................     $8,835,593    $6,127,976    $10,630,229      $28,266,704
                                                 ----------    ----------    -----------      -----------
Basic net loss per share of common stock:
   As reported..............................     $     (.27)   $     (.35)   $      (.89)     $     (2.08)
                                                 ----------    ----------    -----------      -----------
   Pro forma................................     $     (.29)   $     (.36)   $     (1.00)     $     (2.24)
                                                 ----------    ----------    -----------      -----------

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

Warrants Issued in Private Placements

During the year ended May 31, 1996, the Company issued warrants to purchase 869,003 shares of common stock in connection with three separate private placements. As no warrants were exercised during the year ended May 31, 1997, the following table summarizes activity associated with these warrants from that date through December 31, 1998:

                                                                                               Exercise Price
                                                                                       -------------------------------
                                                                                                             Weighted
                                                                         Shares                Range          Average
                                                                         ------        --------------------  ---------

Balance, May 31, 1997................................................     869,003       $ 1.00   -   $ 2.00    $ 1.48
   Exercised.........................................................    (158,500)        1.00   -     1.00      1.00
                                                                        ---------
Balance, May 31, 1998................................................     710,503         1.00   -     2.00      1.58
   Exercised.........................................................    (166,000)        1.00   -     1.00      1.00
   Expired...........................................................     (79,503)        1.00   -     1.00      1.00
                                                                        ---------
Balance, December 31, 1998...........................................     465,000         1.50   -     2.00      1.89
                                                                        =========

Outstanding warrants issued in private placements at December 31, 1998 were comprised of the following:

Date           Exercise    Expiration
Granted         Price          Date      Outstanding      Vested
-------      ----------    ----------    -----------      -------
7/31/95         $ 2.00       7/31/00       365,000        365,000
7/31/95           1.50       7/31/00       100,000        100,000
                                           -------        -------
                                           465,000        465,000
                                           =======        =======

The basic net loss per share of common stock for all years presented in the accompanying financial statements does not reflect the weighted average number of shares that would be outstanding assuming exercise of these warrants as the effect of such exercise would be anti-dilutive.


11.  RELATED PARTIES

During the year ended May 31, 1998, the Company issued 1,000,000 shares of its common stock to a director as compensation for capital raising efforts on behalf of the Company.

In March 1998, the Company granted warrants to the president to purchase 4,000,000 shares of the Company's common stock at $.3125 per share. The warrants vest annually on a ratable basis over a four year period and expire in March 2003. At December 31, 1998, none of the warrants were vested or exercisable.

On September 1, 1996, the Company granted common stock warrants to the president to purchase 2,000,000 shares of the Company's common stock. In March 1998, the Company cancelled these warrants and issued new warrants to purchase 1,709,091 shares and options to purchase 290,909 shares. All of the warrants and options are immediately exercisable (see Note 10).

The Company incurred non-cash compensation expense via the issuance of common stock to the president during the period from inception (October 4, 1993) through December 31, 1998 as more fully described in Note 12.

The president provided working capital loans to the Company during 1996 and 1995 on an as needed basis. As of December 31, 1998, no loans were outstanding.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash compensation expense incurred during the period from inception (October 4, 1993) through December 31, 1998 was determined using the estimated fair market value of the Company's common stock, common stock warrants, or common stock options on the date such instruments were granted.

During the seven months ended December 31, 1998, the Company recognized $573,904 of non-cash professional services associated with the issuance of 1,000,000 shares of common stock to a director which vest over a one-year period.

During the seven months ended December 31, 1998, the Company recognized non-cash compensation expense associated with the issuance of warrants and options for professional services valued at $1,199,564.

During the year ended May 31, 1998, the Company incurred non-cash compensation expense associated with the issuance of (i) 3,000,000 shares of common stock to the ex-chairman of the board valued at $787,500, (ii) 889,940 shares of common stock for professional services valued at $576,094, (iii) 826,140 shares of common stock to key employees valued at $518,596, (iv) warrants and options for professional services valued at $576,313, and (v) warrants to key employees valued at $102,349.

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

For the period from inception (October 4, 1993) through December 31, 1998, the Company incurred non-cash compensation expense via the issuance of (i) 1,432,580 shares of common stock to the president valued at $2,499,415, (ii) 3,000,000 shares of common stock to the ex-chairman of the board valued at $787,500, (iii) 4,432,548 shares of common stock for professional services and expenses valued at $5,929,697, (iv) 1,172,250 shares of common stock to key employees valued at $1,262,208, (v) warrants and options for professional services valued at $2,066,473, and (vi) warrants to key employees valued at $158,389.

Accounts payable and accrued liabilities totalling $111,341 for professional services and expenses were converted to common stock during the year ended May 31, 1997.

The Company issued 883,333 shares of Series A preferred stock in exchange for computer software technology during the year ended May 31, 1996 (see Notes 4 and 9). During the seven months ended December 31, 1998, the preferred stock and accrued dividends of $187,315 were converted to 883,333 and 31,219 shares of the Company's common stock, respectively.

The Company issued 250,000 shares of its common stock in settlement of a note payable in the amount of $471,257 during the year ended May 31, 1996.

                          GK INTELLIGENT SYSTEMS,INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

13.  TRANSITION PERIOD COMPARABLE INFORMATION (UNAUDITED)

In August 1998, the Company changed its fiscal year end from May 31 to December
31. Therefore, the transition period ended December 31, 1998 includes seven months of operations. Unaudited information for the comparable seven month period of June 1, 1997 through December 31, 1997 is included below:

STATEMENT OF LOSS
                                                           Seven Months Ended
                                                            December 31, 1997
                                                           ------------------

Revenues................................................        $         -
Costs and expenses:
   Professional services................................          1,080,113
   Employee compensation................................            762,320
   Depreciation and amortization........................            502,449
   President's compensation.............................            140,000
   Other general and administrative.....................            313,393
                                                                -----------
Net loss................................................        $(2,798,275)
                                                                ===========
Basic Net Loss Per Share of Common Stock................        $      (.19)
                                                                ===========
Weighted Average Number of Shares of Common Stock
 Outstanding............................................         14,766,045
                                                                ===========

STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

Operating activities:
  Net loss......................................................................   $(2,798,275)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.............................................       502,449
      Issuance of common stock, warrants and options for various expenses.......     1,117,115
      Changes in assets and liabilities:
        Other current assets....................................................        34,818
        Accounts payable........................................................       147,428
                                                                                   -----------
          Net cash used in operating activities.................................      (996,465)
                                                                                   -----------
Investing activities:
  Purchased and developed software..............................................      (175,384)
  Other capital expenditures....................................................       (14,520)
                                                                                   -----------
          Net cash used in investing activities.................................      (189,904)
                                                                                   -----------
Financing activities:
  Proceeds from private placements and other share issuances....................       720,814
  Proceeds from borrowings......................................................       150,000
                                                                                   -----------
          Net cash provided by financing activities.............................       870,814
                                                                                   -----------
Net decrease in cash and cash equivalents.......................................      (315,555)

Cash and cash equivalents at beginning of period................................       348,465
                                                                                   -----------
Cash and cash equivalents at end of period......................................   $    32,910
                                                                                   ===========