Form 10-KT/A
period 1998-12-31
GK INTELLIGENT SYSTEMS INC
filed 1999-04-30
CIK 1024095

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               ----------------

[_]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

       For the transition period from June 1, 1998 to December 31, 1998

                        Commission file number: 0-22057

                         GK INTELLIGENT SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0513297
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


     5555 San Felipe, Suite 625                           77056
   (Address of Principal Executive                     (Zip Code)
               Office)

                                 713-292-2300
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

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  Issuer's revenues for the 7 months ended December 31, 1998, were approximately $58,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on March 22, 1999, was $59,694,650. As of March 22, 1999, registrant had 32,530,335 shares of Common Stock outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEMS                                                                      PAGE
                                       PART I

 ITEM 1.  DESCRIPTION OF BUSINESS........................................     1
 ITEM 2.  DESCRIPTION OF PROPERTY........................................     6
 ITEM 3.  LEGAL PROCEEDINGS..............................................     6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     8

                                      PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......     9
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...........................     9
 ITEM 7.  FINANCIAL STATEMENTS...........................................    17
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    17

                                      PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............    18
 ITEM 10. EXECUTIVE COMPENSATION.........................................    19
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    24
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    24
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................    25

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

  In May 1997, the Company acquired from the University of Southern California the Data Crystal License for a $25,000 license fee and certain royalty payments of 5%-40% from sales related to the licensed technology, to be not less than $25,000 nor more than $200,000 per year. The license is perpetual and exclusive.

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

                                                              High     Low
                                                              ----     ---
FISCAL 1997
(represents twelve months ended May 31, 1998)
  First Quarter.............................................. $ 2 1/2     7/8
  Second Quarter.............................................   1 7/16    7/16
  Third Quarter..............................................   1 1/16    3/16
  Fourth Quarter (through May 20,1998).......................   9 1/16    9/32
  Fourth Quarter (from May 21, 1998).........................  10 1/8   6 1/4
FISCAL 1998
(represents seven months ended December 31, 1998)
  First Quarter..............................................  18 3/16  1 5/8
(represents four month transitional quarter ended September
 30, 1998)
  Second Quarter.............................................   8 3/16  2 15/16

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

                                                                    Inception
                                                                   (October 4,
                            Seven Months Ended     Year Ended         1993)
                               December 31,          May 31,         through
                            -------------------- ----------------  December 31,
                             1998       1997      1998     1997        1998
                            -------  ----------- -------  -------  ------------
                                     (Unaudited)
                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:
Revenues..................  $    58    $    --   $    --  $    --    $     58
Cost of revenues..........       19         --        --       --          19
Gross margin..............       39         --        --       --          39
                            -------    -------   -------  -------    --------
Costs and Expenses:
  Professional services...    3,801      1,080     2,749    4,964      12,370
  Employee compensation...    1,793        762     1,273      890       3,956
  Depreciation and
   amortization...........      726        502       957      820       3,029
  President's
   compensation...........      140        140       240    2,523       3,688
  Other general and
   administrative.........    1,505        314       663      331       3,005
                            -------    -------   -------  -------    --------
Total costs and expenses..    7,965      2,798     5,882    9,528      26,048
                            -------    -------   -------  -------    --------
Net loss..................   (7,926)    (2,798)   (5,882)  (9,528)    (26,009)
Dividends on preferred
 stock....................      (55)       --       (132)     --         (187)
                            -------    -------   -------  -------    --------
Net loss applicable to
 common shareholders......  $(7,981)   $(2,798)  $(6,014) $(9,528)   $(26,196)
                            =======    =======   =======  =======    ========
Basic net loss per share
 of common stock..........  $  (.27)   $  (.19)  $  (.35) $  (.89)   $  (2.08)
                            =======    =======   =======  =======    ========
Weighted average number of
 shares of common stock
 outstanding..............   30,055     14,766    17,133   10,671      12,600
                            =======    =======   =======  =======    ========
BALANCE SHEET DATA:
Assets:
  Current assets..........  $ 2,030
  Computer software costs,
   net....................    1,629
  Property and equipment,
   net....................    1,421
                            -------
Total assets..............  $ 5,080
                            =======
Liabilities and
 Stockholders' Equity:
  Current liabilities.....  $   883
  Capital lease
   obligations, less
   current maturities.....       70
  Other long term
   liabilities............      204
  Stockholders' equity....    3,923
                            -------
Total liabilities and
 stockholders' equity.....  $ 5,080
                            =======

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

NEW ACCOUNTING PRONOUNCEMENTS

  Derivative and Hedging Activities--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

  Start-up Activities--In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

  FASB Amendments and Clarifications--In February 1999, the FASB issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends SFAS No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

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

HISTORICAL CASH FLOWS

TRANSITION PERIOD VERSUS PRIOR YEAR TRANSITION PERIOD

  Operating Activities--Cash used in operating activities during the transition period amounted to approximately $5,077,000, an increase of approximately $4,081,000 over the $996,000 of cash used for operations during the prior year transition period. The increase relates primarily to significant expenditures during the transition period to professionals, employees and vendors required to (i) develop and refine the Company's first product, (ii) develop the Company's internal systems and infrastructure, (iii) provide marketing and advertising support, (iv) strengthen the Company's Board of Directors and (v) represent the Company in various legal matters.

  Investing Activities--Investing expenditures during the transition period amounted to approximately $1,295,000, an increase of $1,105,000 over the $190,000 of expenditures in the prior year transition period. The increase relates primarily to the acquisition of furniture and equipment during the transition period associated with the development of the Company's internal systems and infrastructure and increased number of employees and professionals.

  Financing Activities--The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements. During the transition period, the Company received approximately $2.2 million from a private placement in November 1998. During the prior year transition period, the Company received approximately $721,000 from private placements and $150,000 from bank loans.

YEAR ENDED MAY 31, 1998 VERSUS YEAR ENDED MAY 31, 1997

  Operating Activities--Cash used in operating activities for the year ended May 31, 1998 amounted to approximately $2,478,000, an increase of approximately $1,240,000 over the $1,238,000 of cash used for operations during the year ended May 31, 1997. The increase relates primarily to general increases in business activity, number of employees, number of consultants and general and administrative expenses in 1998 as well as the retirement of $155,000 of prior year president's compensation in 1998.

  Investing Activities--During the year ended May 31, 1998, the Company invested $260,000 for software costs and $177,000 for furniture and equipment, an increase of $267,000 over combined 1997 fiscal year capital investments. The increase relates to (i) refinements to the internet trainer course, which were capitalized and will be amortized when product sales are recognized, and
(ii) furniture and equipment purchases required to accommodate the increase in employees and consultants.

  Financing Activities--The Company has financed its operating and investing activities since inception (October 4, 1993) primarily from the proceeds of private placements. During the year ended May 31, 1998, the Company received approximately $7.8 million from a private placement, including $5.4 million from the issuance of 4.6 million shares in May 1998 as compared to private placement proceeds of $1.8 million in 1997. Also during 1998, the Company received and repaid $150,000 of bank loans.

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

ITEM 7. FINANCIAL STATEMENTS

  The financial statements filed as a part of this report include:

                                                                           Page
                                                                           ----
Index to Financial Statements............................................  F-1
Report of Independent Certified Public Accountants.......................  F-2
Balance Sheet as of December 31, 1998....................................  F-3
Statements of Loss for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception (October
 4, 1993) through December 31, 1998......................................  F-4
Statements of Stockholders' Equity (Capital Deficit) for the period from inception (October 4, 1993) through December 31, 1998...................  F-5
Statements of Cash Flows for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception
 (October 4, 1993) through December 31, 1998.............................  F-7
Notes to Financial Statements............................................  F-8

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The Company's directors and executive officers are:

 Name                          Position
 ----                          -----------------------------------------
 Gary F. Kimmons.............  Chairman of the Board of Directors, Chief
                               Executive Officer,
                               Chief Financial Officer, Secretary, and
                               President

 Gerald Allen................  Director

 John Paul DeJoria...........  Director

 Marcus F. Wray..............  Director

 Cynthina Heinsohn...........  Vice President, Enterprise Computing

  GARY F. KIMMONS, Age 48, has served as chairman of the board of the Company since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

  GERALD C. ALLEN, Age 54, has served as a director of the Company since May 1998. Mr. Allen has served as chairman of the board of International Industrial Services, Inc., owners of Cooper Heat and MQS Inspection, for over five years. For the past twenty years, Mr. Allen has been involved in all aspects of venture capital financing in the energy sector.

  JOHN PAUL DEJORIA, Age 55, has served as a director of the Company since August 1998. Mr DeJoria is the chairman of the board and chief executive officer of John Paul Mitchell Systems, a privately held cosmetic company serving the United States and twenty-three other countries and has held this position for over five years. Mr. DeJoria also serves as a director for MQS Inspection, Cooper Heat, Skidmore Energy, and N.R.G. Resources. Mr. DeJoria is co-founder of Solar Utility Company and St. Marten Spirits.

  MARCUS F. WRAY, has served as a director of the Company since November 1998. From 1989 until his retirement in November 1994, Mr. Wray was chairman of the board and chief executive officer of Joy Technologies, Inc. Since November 1994, Mr. Wray has been a private investor.

  CYNTHINA HEINSOHN, Age 38, has served as vice president, enterprise computing for the Company since May 1997. From June 1994 to May 1998, Ms. Heinsohn was the chief executive officer and president of Esoteric Essences Corporation. From 1981 to February 1997, Ms. Heinsohn performed strategic planning for Exxon Corporation.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.

Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners complied with all applicable filing requirements during the transitional period from May 31, 1998 to the fiscal year ended December 31, 1998, except the following. Mr. DeJoria did not timely file a Form 3 in August 1998, the date the Mr. DeJoria joined the Board, which Form 3 was subsequently filed in September 1998, and Mr. DeJoria did not timely file a Form 4 in December 1998, reporting the acquisition of Common Stock, which Form 4 was subsequently filed in February 1999 and amended in April 1999. Mr. Wray did not timely file a Form 3 in November 1998, the date the Mr. Wray joined the Board, which Form 3 was subsequently filed in December 1998.

ITEM 10. EXECUTIVE COMPENSATION

  The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year (of seven months) ended December 31, 1998:

                              Annual Compensation          Long Term Compensation
                          ------------------------------   ---------------------------
                                                           Restricted      Securities
Name and Principal        Fiscal            Other Annual     Stock         Underlying
Positions                  Year     Salary  Compensation    Award(1)      Options/SARs
------------------        ------   -------- ------------   ----------     ------------
Gary F. Kimmons, CEO....   1998(2) $140,000          --            --             --
                           1997(3) $240,000          --            --      4,000,000(5)
                           1996(4) $240,000          --    $2,262,500(6)   2,000,000(7)
Gerald Allen, Director..   1998(2)       --    $192,000(8)         --             --
                           1997(3)       --          --    $4,250,000(9)          --
                           1996(4)       --          --            --             --
John Paul DeJoria,
 Director...............   1998(2)       --  $1,575,000    $1,625,000(10)         --
                           1997(3)       --          --            --             --
                           1996(4)       --          --            --             --
Marcus F. Wray,
 Director...............   1998(2)       --          --            --      1,000,000(11)
                           1997(3)       --          --            --             --
                           1996(4)       --          --            --             --
Cynthina Heinsohn.......   1998(2) $ 75,000          --            --             --
                           1997(3) $ 84,000          --    $  143,750(12)    100,000(13)
                           1996(4) $  3,500          --    $   36,060(14)         --
Shelley Duvall,
 Consultant.............   1998(2)       --  $  200,000            --        120,000(15)
                           1997(3)       --          --            --             --
                           1996(4)       --          --            --             --

--------
  * Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
 (1) These issuances of Common Stock were awarded for services rendered, valued at the closing market price as of date of grant.
 (2) Represents transitional fiscal year 1998 consisting of seven months ended December 31, 1998.
 (3) Represents former fiscal year 1998 consisting of twelve months ended May 31, 1998.
 (4) Represents former fiscal year 1997 consisting of twelve months ended May 31, 1997.
 (5) Consists of a warrant granted in March 1998 to purchase 4,000,000 shares of Common Stock at an exercise price of $0.3125 per share, vesting over a period of four years at a rate of 1,000,000 shares per year, beginning in March 1999.
 (6) Consists of: (a) 1,000,000 shares of Common Stock granted April 18, 1997,
     (b) 50,000 shares of Common Stock granted January 31, 1997, and (c) 50,000 shares of Common Stock granted May 27, 1997.
 (7) In September 1996, Mr. Kimmons was granted a warrant to purchase 2,000,000 shares of Common Stock at a price of $1.00 per share. In March 1998, the warrant was re-issued as a result of a decrease in the price of the Common Stock as follows: (a) options to purchase 290,909 shares of Common Stock, currently exercisable at $0.34375 per share, and
    (b) a warrant to purchase 1,709,091 shares of Company Common Stock, currently exercisable at $0.3125 per share.
 (8) Pursuant to an agreement with the Company, Mr. Allen is compensated at a rate of $1,500 per day.
 (9) Consists of 1,000,000 shares of Common Stock granted March 31, 1998.
(10) Includes of 1,000,000 shares of Common Stock purchased August 20, 1998, at an aggregate purchase price of $50,000.
(11) Consists of an option to purchase 1,000,000 shares of Common Stock granted November 1998 at an exercise price of $0.05 per share vesting monthly over a period of one year, beginning November 30, 1998.
(12) Consists of: (a) 80,000 shares of Common Stock granted March 13, 1998,
     (b) 50,000 shares of Common Stock granted February 9, 1998, and (c) 50,000 shares of Common Stock granted August 29, 1997.
(13) Consists of an option granted in March 1998 to purchase 100,000 shares of Common Stock at an exercise price of $0.3125 per share vesting over a period of four years at a rate of 25,000 per year beginning March 1999.
(14) Consists of 20,000 shares purchased May 18, 1997 at a purchase price of $0.01 per share.
(15) Consists of an option to purchase 120,000 shares of Common Stock granted September 1998, at an exercise price of $2.50 per share vesting at a rate of 3,333 per month.

                     EMPLOYMENT AND CONSULTING AGREEMENTS

  In March 1998, the Company amended and restated its employment agreement with Mr. Kimmons. The amended agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and a warrant to purchase 4,000,000 shares of Company Common Stock exercisable at a purchase price of $.3125 per share (closing market price on the date of grant) which vest at the rate of one-quarter per year over four years. Upon Mr. Kimmon's death, disability or involuntary termination (other than for cause), all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) March 15, 2001. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation. Mr. Kimmons holds voting rights for 5.1 million shares of Company Common Stock held by other individuals pursuant to voting rights agreements. The voting rights agreements expire May 31, 2000; however, upon the sale of the shares by record holders pursuant to Rule 144 of the Act after May 31, 1999, the voting rights terminate as to the sold shares. Upon the expiration of the voting rights agreements or the sale of a significant number of shares of Common Stock by the Company, it is possible that Mr. Kimmons percentage of voting rights would fall below 30% triggering the change of control provisions in his employment agreement.

  In August 1998, the Company entered into a one year consulting agreement with John Paul DeJoria whereby, the Company agreed to compensate Mr. DeJoria in the amount of $50,000, and Mr. DeJoria purchased 1,000,000 shares of Company Common Stock at $.05 per share. The shares are subject to repurchase by the Company at $.05 per share in the event of Mr. DeJoria's failure to perform or early termination of the agreement. Under the agreement, the shares vest at a rate of one-twelfth per month, and the vested shares are no longer subject to repurchase by the Company. The entire amount of the shares vests immediately and automatically without notice from DeJoria upon material breach of the agreement by the Company or breach of any of the representations or warranties. Mr. DeJoria may terminate the agreement at any time upon thirty days notice. The Company may terminate the agreement if the Board determines that DeJoria failed to perform his duties under the agreement for a period of six months, and such failure was not due to illness or disability.

  In November 1998, the Company entered into a one year consulting agreement with Marcus F. Wray whereby, the Company agreed to issue Mr. Wray an option to purchase 1,000,000 shares of Company Common Stock at an exercise price of $.05 per share, and agreed to compensate Mr. Wray in the amount of $50,000, which is deferred until the exercise of Mr. Wray's option at a rate of $0.05 per option share exercised. Under the agreement, the option vests at a rate of one-twelfth per month. The entire amount of the shares vests immediately and automatically upon termination of the Agreement by the Company without cause or upon the death of Mr. Wray. Mr. Wray may terminate the agreement at any time upon ten days notice, at which time the vesting of the options shares ceases.

  In March 1998, the Company entered into an employment agreement with Ms. Heinsohn, pursuant to which Ms. Heinsohn received: (i) 80,000 shares of Common Stock, (ii) options to purchase 100,000 shares of Common Stock at an exercise price of $0.3125 per share vesting over a four year period beginning March 1999, (iii) a salary of $8,333 per month which has been subsequently raised to $11,667 per month. The Company may terminate the agreement immediately for cause, and either party may terminate the agreement with 30 days notice. The agreement includes a standard non-disclosure provision and a three-year non-compete provision following termination of the agreement.

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

Stock Options And Warrants

  During 1996 the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("Plan"). Pursuant to the Plan, options to purchase shares of Common Stock may be granted to employees, officers, and directors of the Company. In June 1998, the board of directors approved an increase in the number of authorized options from 1,000,000 shares to 5,000,000 shares. Options granted under the Plan generally expire five to ten years after the date of grant. As of December 31, 1998, options to purchase 453,464 shares were currently exercisable, options to purchase 700,645 shares were outstanding but unexercisable, and 3,845,891 shares were available for future grants under the Plan. For the fiscal year ended December 31, 1998, the Company did not maintain any long-term retirement or other benefit plan.

  The following table provides information on the warrants and options granted to the indicated officer and director during the fiscal year (of seven months) ended December 31, 1998 and during the former fiscal year (of twelve months) ended May 31, 1998:

                               INDIVIDUAL GRANTS

                                       Shares        Percent of
                                     Underlying         Total
                         Fiscal   Warrants/Options Warrant/Options Exercise Expiration Market
Name                      Year        Granted       to Employees    Price      Date     Price
----                     ------   ---------------- --------------- -------- ---------- -------
Gary Kimmons............  1998(1)           --            --             --        --
                          1997(2)      290,909(3)       12.5%      $0.34375  03/13/03  $0.3125
                                     1,709,091(4)       24.1%        0.3125  03/13/03  $0.3125
                                     4,000,000(5)       56.4%        0.3125  03/13/03  $0.3125
Gerald Allen............  1998(1)           --            --             --        --
                          1997(2)           --            --             --        --
John Paul DeJoria.......  1998(1)           --            --             --        --
                          1997(2)           --            --             --        --
Marcus F. Wray..........  1998(1)    1,000,000(6)       79.6%(7)   $   0.05  11/10/08  $4.9375
                          1997(2)           --            --             --        --
Cynthina Heinsohn.......  1998(1)           --            --             --        --
                          1997(2)      100,000(8)        4.3%      $ 0.3125  03/13/08  $0.3125
Shelley Duvall..........  1998(1)      120,000(9)        9.6%(7)   $   2.50  09/08/08  $  2.50
                          1997(2)           --            --             --        --

--------
(1) Represents transitional fiscal year 1998 consisting of seven months ended December 31, 1998.
(2) Represents former fiscal year 1998 consisting of twelve months ended May 31, 1998. Consists of a currently exercisable option.
(3) Consists of a currently exercisable option.
(4) Consists of a currently exercisable warrant.
(5) Consist of a warrant vesting over four years at a rate of 1,000,000 per year, beginning in March 1999.
(6) Consist of a warrant vesting monthly over a twelve month period at a rate of 83,333 per month, beginning in November 1998.
(7) Represents percent the grant represents of total warrants granted to non-employee consultants.
(8) Consists of an option vesting over four years at a rate of 25,000 per year, beginning March 1999.
(9) Consists of a warrant vesting monthly over a three-year period at a rate of 3,333 per month, beginning in September 1998.

           AGGREGATED WARRANT/OPTIONS EXERCISES IN FISCAL YEAR 1998
            (REPRESENTING THE 7 MONTHS ENDED DECEMBER 31, 1998) AND
                    FISCAL YEAR-END WARRANT/OPTIONS VALUES

                           Shares               Number of Securities      Value of Unexercised
                          Acquired    Value    Underlying Unexercised         In-the Money
Name                     on Exercise Realized     Warrants/Options         Warrants/options(1)
----                     ----------- -------- ------------------------- -------------------------
                                              Exercisable Unexercisable Exercisable Unexercisable
                                              ----------- ------------- ----------- -------------
Gary Kimmons............      --        --     1,709,091           --   $5,127,273            --
                              --        --       290,909           --   $  863,636            --
                              --        --            --    4,000,000           --   $12,000,000
Gerald Allen............      --        --            --           --           --            --
John Paul DeJoria.......      --        --            --           --           --            --
Marcus F. Wray..........      --        --       166,666      833,337   $  543,748   $ 2,718,762
Cynthina Heinsohn.......      --        --            --      100,000           --   $   300,000
Shelley Duvall..........      --        --        10,000      110,000   $    8,125   $    89,375

--------
(1) Computed based on the differences between the closing market price and aggregate exercise prices as of Thursday, December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 15, 1999, the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                     Number of
                                                     Shares of
                                                    Common Stock    Percentage
                                                    Beneficially        of
Name and Address of Beneficial Owner(1)                Owned        Ownership
---------------------------------------             ------------    ----------
Kimmons Family Partnership, Ltd.(2)................   4,955,000        15.4%
Gary F. Kimmons....................................  15,802,752(3)     44.9%
Gerald Allen.......................................   2,026,860(4)      6.3%
John Paul DeJoria..................................   1,130,000(5)      3.4%
Marcus F. Wray.....................................     600,000(6)      1.8%
Cynthina Heinsohn..................................     225,000(7)        *
Shelley Duvall.....................................      26,664(8)        *
All executive officers and directors as a group (5
 persons)(9).......................................  18,757,752(10)    52.4%

--------
  * Less than 1%.
 (1) The business address of each principal stockholder is the same as the address of the Company's principal executive offices.
 (2) Mr. Kimmons is a general partner of a family limited partnership, and as such has the sole voting, investment and disposition power over the 4,955,000 shares of Common Stock owned by the partnership.
 (3) Includes: (i) 4,955,000 shares owned of record by the Kimmons Family Partnership, Ltd., (ii) a warrant to purchase 1,709,091 shares, and (iii) options to purchase 290,909 shares of Common Stock. Includes 1,000,000 shares of Company Common Stock representing a portion of a warrant to purchase 4,000,000 shares of Common Stock which have vested or will vest within 60 days of March 15, 1999. Includes 5,100,000 shares of Common Stock held by other individuals that have granted Mr. Kimmons voting rights with respect to these shares. The voting rights agreements expire May 31, 2000; however, if the shares are sold by the record holder pursuant to Rule 144 of the Act, after May 31, 1999, the voting rights terminate as to the sold shares.
 (4) Includes 28,860 shares owned by LK Resources, L.C., of which Mr. Allen is a member and 900,000 shares owned by Mr. Allen as trustee.
 (5) See "Executive Compensation--Employment and Consulting Agreements," for a discussion of the purchase terms of 1,000,000 shares of Common Stock.
 (6) Includes a portion of an option to purchase 1,000,000 shares of Common Stock which have vested or will vest within 60 days of March 15, 1999.
 (7) Includes a portion of an option to purchase 100,000 shares of Common Stock which have vested or will vest within 60 days of March 15, 1999.
 (8) Consists of a portion of an option to purchase 120,000 shares of Common Stock which have vested or will vest within 60 days of March 15, 1999.
 (9) Includes Messrs. Kimmons, Allen, DeJoria, Wray and Ms. Heinsohn.
(10) Includes options and warrants to purchase 3,525,000 shares of Common
     Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1996, Mr. Kimmons was issued a five-year warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $1 per share, which was re-issued in March 1998 as an option to purchase 290,909 shares of Common Stock at $0.34375 per share and a warrant to purchase 1,709,091 shares of Common Stock at $0.3125 per share. Mr. Kimmons was granted an additional 1,100,000 shares of Common Stock, of which 50,000 shares were issued in January 1997, 50,000 shares were issued in May 1997, and 1,000,000 shares were granted in April 1997 and issued in August 1997. In March 1998, Mr. Kimmons received a warrant to purchase 4,000,000 shares of Common Stock vesting over a period of four years at a rate of 1,000,000 shares per year, beginning in March 1999. All grants were for services rendered and at exercise prices of no less than the closing market price on the date of grant.

  In September 1997, the Board of Directors voted to pay Kathryn Kimmons, the wife of Mr. Kimmons, an annual salary of $60,000 for her services as corporate secretary (a non-executive office) for the fiscal year ended May 31, 1998. Mrs. Kimmons began serving as secretary in June 1997 and resigned as secretary in May 1998.

  Between March and May 1998, Gerald Allen assisted the Company in connection with a private placement of Common Stock for which Mr. Allen was issued 1,000,000 shares of Common Stock. Mr. Allen, individually and as trustee, purchased an aggregate of 1,050,000 shares of Company Common Stock in May 1998 at a purchase price of $1.50 per share. This purchase was part of a private placement offering subscribed to by additional unrelated third parties, which offering price was at or about market.

  In November 1998, Mr. DeJoria's family purchased an aggregate of 270,000 shares of Common Stock at a purchase price of $2.50 per share. This purchase was part of a private placement offering subscribed to by additional unrelated third parties, which offering price was at or about market.

  See "Executive Compensation--Employment and Consulting Agreements" for a discussion of shares of Common Stock purchased by Mr. DeJoria, and for a discussion of the option granted to Mr. Wray.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are to be filed as part of this report:

    EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT
    ----------- ------------------------------------------------------------
     2.1(1)     Certificate of Merger

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

    10.7(2)     Shelley Duvall Memorandum of Understanding

    10.8(2)     Rodney L. Norville Severance Agreement and General Release

    10.9(3)     Marcus F. Wray Consulting Agreement

    10.10(4)    Cynthina Heinsohn Employment Agreement

    23.1(5)     Consent of BDO Seidman, LLP

    27.1(6)     Financial Data Schedule

--------
(1) Filed as an exhibit to the Company's registration statement on Form 10-SB SEC File No. 000-22057 and incorporated by reference herein.

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

(5) Filed herewith.

(6) Filed as an exhibit to the Company's Annual Report for fiscal year ended December 31, 1998 on Form 10-KSB SEC File No. 000-22057 and incorporated by reference herein.

  (b) There have been no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GK Intelligent Systems, Inc.

                                                  /s/Gary F. Kimmons
                                          By:__________________________________
                                                    Gary F. Kimmons,
                                           President, Chief Executive Officer,
                                              Chief Financial Officer, and
                                                        Director

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                      Title                   Date

   /s/    Gary F. Kimmons            President, Chief          April 30, 1999
                                      Executive Officer and
-----------------------------------   Director
          Gary F. Kimmons

   /s/    Gerald C. Allen            Director                  April 30, 1999
-----------------------------------
          Gerald C. Allen

   /s/    Marcus F. Wray             Director                  April 30, 1999
-----------------------------------
          Marcus F. Wray


                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................  F-2
Balance Sheet as of December 31, 1998....................................  F-3
Statements of Loss for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception (October
 4, 1993) through December 31, 1998......................................  F-4
Statements of Stockholders' Equity (Capital Deficit) for the period from inception (October 4, 1993) through December 31, 1998...................  F-5
Statements of Cash Flows for the seven months ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception
 (October 4, 1993) through December 31, 1998.............................  F-7
Notes to Financial Statements............................................  F-8

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

                                          BDO SEIDMAN, LLP

Houston, Texas
March 5, 1999

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET
                               DECEMBER 31, 1998

                                     ASSETS

Current:
  Cash and cash equivalents......................................... $1,440,822
  Deposits..........................................................    313,838
  Prepaid expenses..................................................    249,531
  Other.............................................................     26,121
                                                                     ----------
Total Current Assets................................................  2,030,312
Computer software costs, net (Notes 4 and 8)........................  1,629,072
Property and equipment, net (Note 5)................................  1,420,822
                                                                     ----------
Total Assets........................................................ $5,080,206
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities Note 8)................. $   855,539
  Capital lease obligations, current maturities (Note 6)...........      26,879
                                                                    -----------
Total Current Liabilities..........................................     882,418
                                                                    -----------
Capital lease obligations, less current maturities (Note 6)........      70,461
Other long term liabilities (Note 8)...............................     203,844
Commitments and Contingencies (Notes 2, 6, 8 and 10)
Stockholders' Equity (Notes 1, 4, 8, 9, 10, 11 and 12):
  Common stock.....................................................      32,530
  Additional paid-in capital.......................................  36,351,876
  Subscriptions receivable.........................................   (779,900)
  Unearned compensation (Note 10).................................. (5,484,531)
  Deficit accumulated during the development stage................. (26,196,492)
                                                                    -----------
Total Stockholders' Equity.........................................   3,923,483
Total Liabilities and Stockholders' Equity......................... $ 5,080,206
                                                                    ===========

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS

                                                                    Inception
                          Seven Months                             (October 4,
                             Ended        Year Ended May 31,      1993) through
                          December 31,  ------------------------  December 31,
                              1998         1998         1997          1998
                          ------------  -----------  -----------  -------------
Revenues, less returns
 and allowances
 of $1,691..............  $    58,255   $        --  $        --  $      58,255
Cost of revenues........       19,349            --           --         19,349
                          -----------   -----------  -----------  -------------
Gross margin............       38,906            --           --         38,906
                          -----------   -----------  -----------  -------------
Costs and expenses:
  Professional services
   (Note 10)............    3,800,446     2,748,628    4,963,686     12,370,116
  Employee
   compensation.........    1,793,323     1,272,876      889,527      3,955,726
  Depreciation and
   amortization.........      726,235       957,475      820,497      3,029,259
  President's
   compensation (Note
   11)..................      140,000       240,000    2,523,443      3,688,457
  Other general and
   administrative.......    1,504,902       662,819      331,320      3,004,525
                          -----------   -----------  -----------  -------------
Total costs and
 expenses...............    7,964,906     5,881,798    9,528,473     26,048,083
                          -----------   -----------  -----------  -------------
Net loss................   (7,926,000)   (5,881,798)  (9,528,473)   (26,009,177)
Dividends on preferred
 stock (Note 9).........      (54,815)     (132,500)         --        (187,315)
                          -----------   -----------  -----------  -------------
Net Loss Applicable to
 Common Shareholders....  $(7,980,815)  $(6,014,298) $(9,528,473) $ (26,196,492)
                          ===========   ===========  ===========  =============
Basic Net Loss Per Share
 of Common Stock........        $(.27)        $(.35)       $(.89)        $(2.08)
                          ===========   ===========  ===========  =============
Weighted Average Number
 of Shares of Common
 Stock Outstanding......   30,055,000    17,133,102   10,671,092     12,599,734
                          ===========   ===========  ===========  =============

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                                                         Deficit
                             Preferred Stock                                                           Accumulated
                                   (a)        Common Stock (b)  Additional                             During the
                            ----------------- -----------------  Paid-in    Subscriptions   Unearned   Development
                            Shares   Amount     Shares   Amount  Capital     Receivable   Compensation    Stage
                            ------- --------- ---------- ------ ----------  ------------- ------------ -----------
Initial capitalization by
 president................       -- $      --  6,375,000 $6,375 $       --     $   --        $   --    $        --
Shares issued in
 connection with reverse
 merger...................       --        --    963,275    963       (963)        --            --             --
Series A preferred shares
 issued in connection with
 acquisition of software
 (Notes 4 and 9)..........  883,333 3,389,432         --     --         --         --            --             --
Shares issued in private
 placements at prices
 ranging from $.50 to
 $3.00 per share (net of
 commissions of $95,180)..       --        --    908,803    908  1,123,687         --            --             --
Shares issued to president
 for services.............       --        --    332,580    333    236,421         --            --             --
Shares issued for
 professional services....       --        --    283,956    284    338,990         --            --             --
Shares issued in
 settlement of debt.......       --        --    250,000    250    471,007         --            --             --
Net loss..................       --        --         --     --         --         --                   (2,672,906)
                            ------- --------- ---------- ------ ----------     ------        ------    -----------
BALANCE, May 31, 1996.....  883,333 3,389,432  9,113,614  9,113  2,169,142         --            --     (2,672,906)
Shares issued in private
 placements at $.875 and
 $1.00 per share (net of
 commissions of $61,306).....    --        --  2,371,653  2,372  1,802,134         --            --             --
Shares issued to president
 and employees for
 services.................       --        --    296,110    296    706,716         --            --             --
Shares issued for
 professional services and
 expenses.................       --        --    508,652    509    940,665         --                           --
Warrants issued to
 employees................       --        --         --     --     56,040         --            --             --
Warrants issued for
 professional services....       --        --         --     --    290,596         --            --             --
Net loss..................       --        --         --     --         --         --            --     (9,528,473)
                            ------- --------- ---------- ------ ----------     ------        ------    -----------
BALANCE, May 31, 1997.....  883,333 3,389,432 12,290,029 12,290  5,965,293         --            --    (12,201,379)
Shares issued in private
 placements at $.40, $.47,
 $.48, $.50, $1.00, $1.36
 and $1.50 per share......       --        --  8,136,290  8,136  7,528,866         --            --             --
Shares issued for exercise
 of warrants at $1.00 per
 share....................       --        --    158,500    159    158,341         --            --             --
Shares issued to president
 and employees for
 services.................       --        --  1,976,140  1,976  2,817,120         --            --             --
Shares issued for
 professional services....       --        --  5,618,360  5,618  4,994,186         --            --             --
Warrants and options
 issued to president and
 employees for services...       --        --         --     --    102,349         --            --             --
Warrants and options
 issued for professional
 services.................       --        --         --     --    576,313         --            --
Net loss..................       --        --         --     --         --         --            --     (5,881,798)
Dividends on Series A
 preferred stock..........       --   132,500         --     --         --         --            --       (132,500)
                            ------- --------- ---------- ------ ----------     ------        ------    -----------
BALANCE, May 31, 1998.....  883,333 3,521,932 28,179,319 28,179 22,142,468         --            --    (18,215,677)

                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                                                                               Deficit
                                                                                                             Accumulated
                           Preferred Stock (a)    Common Stock (b)  Additional                               During ther
                           --------------------  ------------------   Paid-in   Subscriptions   Unearned     Development
                            Shares     Amount      Shares   Amount    Capital    Receivable   Compensation      Stage
                           --------  ----------  ---------- ------- ----------- ------------- ------------  -------------
Balance, May 31, 1998....   883,333   3,521,932  28,179,319  28,179  22,142,468          --            --     (18,215,677)
Shares issued in private
 placement at $2.00 per
 share (net of
 commissions of $93,090)....     --          --   1,551,504   1,551   3,008,364    (779,900)           --              --
Shares issued for
 exercise of warrants and
 options at $-0-, $.31,
 $.94 and $1.00 per
 share...................        --          --     884,960     885     318,213          --            --              --
Shares issued to director
 for professional
 services................        --          --   1,000,000   1,000   1,624,000          --    (1,001,096)             --
Warrants and options
 issued for professional
 services................        --          --          --      --   5,682,999          --    (4,483,435)             --
Dividends on Series A
 preferred stock.........        --      54,815          --      --          --          --            --         (54,815)
Shares issued to convert
 preferred stock.........  (883,333) (3,576,747)    914,552     915   3,575,832          --            --              --
Net loss.................        --          --          --      --          --          --            --      (7,926,000)
                           --------  ----------  ---------- ------- -----------   ---------   -----------   -------------
BALANCE, December 31,
 1998....................        --  $       --  32,530,335 $32,530 $36,351,876   $(779,900)  $(5,484,531)  $ (26,196,492)
                           ========  ==========  ========== ======= ===========   =========   ===========   =============

NOTES:
-------
(a) $.001 par; 10,000,000 shares authorized
(b) $.001 par; 250,000,000 shares authorized


                See accompanying notes to financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Inception
                                                                   (October 4,
                           Seven Months                               1993)
                              Ended        Year Ended May 31,        through
                           December 31,  ------------------------  December 31,
                               1998         1998         1997          1998
                           ------------  -----------  -----------  ------------
Operating activities:
  Net loss...............  $(7,926,000)  $(5,881,798) $(9,528,473) $(26,009,177)
  Adjustments to recon-
   cile net loss to net
   cash used in operating
   activities:
  Depreciation and amor-
   tization..............      726,235       957,475      820,497     3,029,259
  Issuance of common
   stock, warrants and
   options for various
   expenses..............    1,773,468     2,560,853    7,681,831    12,703,682
Changes in assets and li-
 abilities:
  Current assets.........     (491,410)      (39,557)     (58,523)     (589,490)
  Accounts payable.......      840,669       (74,789)    (153,621)    1,073,446
                           -----------   -----------  -----------  ------------
    Net cash used in
     operating
     activities..........   (5,077,038)   (2,477,816)  (1,238,289)   (9,792,280)
                           -----------   -----------  -----------  ------------
Investing activities:
  Purchased and developed
   software..............           --      (259,771)    (131,143)     (915,742)
  Organization costs.....           --            --           --       (78,745)
  Other capital expendi-
   tures.................   (1,295,100)     (177,520)     (39,215)   (1,536,270)
                           -----------   -----------  -----------  ------------
    Net cash used in
     investing
     activities..........   (1,295,100)     (437,291)    (170,358)   (2,530,757)
                           -----------   -----------  -----------  ------------
Financing activities:
  Proceeds from private
   placements and other
   share issuances.......    2,585,051     7,832,211    1,806,156    13,354,227
  Proceeds from
   borrowings............           --       150,000           --       716,269
  Repayment of
   borrowings............      (13,540)     (174,120)     (68,327)     (306,637)
                           -----------   -----------  -----------  ------------
    Net cash provided by
     financing
     activities..........    2,571,511     7,808,091    1,737,829    13,763,859
                           -----------   -----------  -----------  ------------
  Net increase (decrease)
   in cash and cash
   equivalents...........   (3,800,627)    4,892,984      329,182     1,440,822
  Cash and cash
   equivalents at
   beginning of period...    5,241,449       348,465       19,283            --
                           -----------   -----------  -----------  ------------
  Cash and cash equiva-
   lents at end of peri-
   od....................  $ 1,440,822   $ 5,241,449  $   348,465  $  1,440,822
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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

New Accounting Pronouncements

  Derivative and Hedging Activities--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

  Start-up Activities--In June 1998 the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

  FASB Amendments and Clarifications--In February 1999 the FASB issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

4. COMPUTER SOFTWARE COSTS

  Computer software costs were comprised of the following at December 31, 1998:

  Cost of purchased software used to develop other software
   products:
    Training software technology................................... $  444,833
    Carnot software tools and languages............................  3,389,432
    Other tools and product costs..................................    470,909
                                                                    ----------
                                                                     4,305,174
  Less accumulated amortization.................................... (2,676,102)
                                                                    ----------
                                                                    $1,629,072
                                                                    ==========

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

5. PROPERTY AND EQUIPMENT

  Property and equipment were comprised of the following at December 31, 1998:

Furniture and equipment.............................................. $1,432,246
Furniture and equipment under capital leases.........................    159,592
Leasehold improvements...............................................     91,516
                                                                      ----------
                                                                       1,683,354
Less accumulated depreciation and amortization.......................  (262,532)
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

  A schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1998, and future minimum rental payments required under the long-term operating leases as of December 31, 1998 are as follows:

                                                            Capital  Operating
Year ending December 31,                                    Leases     Leases
------------------------                                    -------  ----------
  1999..................................................... $41,773  $  831,746
  2000.....................................................  40,688     858,594
  2001.....................................................  32,250     868,271
  2002.....................................................  11,625     307,530
  2003.....................................................      --     111,228
  Thereafter...............................................      --      37,076
Total minimum lease payments............................... 126,336  $3,014,445
                                                                     ==========
Less--amount representing interest......................... (28,996)
                                                            -------
Present value of net minimum lease payments................  97,340
Less--current maturities...................................  26,879
                                                            -------
Long-term portion.......................................... $70,461
                                                            =======

  Rent expense under operating leases for the seven months ended December 31, 1998 and the years ended May 31, 1998 and 1997 was $304,000, $180,900 and
$32,400, respectively. Rent expense for the period from inception (October 4, 1993) through December 31, 1998 was $592,500.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

Net operating loss carryforwards................................. $  5,954,000
Differences between the financial reporting and income tax bases of:
  Property, plant and equipment..................................        9,000
  Accrued compensation...........................................      105,000
  Issuances of stock, options and warrants for services..........      327,000
  Other..........................................................       28,000
                                                                  ------------
Gross deferred tax assets........................................    6,423,000
                                                                  ------------
Difference between the financial reporting and income tax bases of:
  Computer software costs........................................      503,000
                                                                  ------------
Gross deferred tax liability.....................................      503,000
                                                                  ------------
                                                                     5,920,000
Valuation allowance..............................................  (5,920,000)
                                                                  ------------
Net deferred tax asset........................................... $        -0-
                                                                  ============

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

  The Company has generated approximately $17,512,000 of tax loss carryforwards through December 31, 1998. The carryforwards expire in the following years:

      Year
      ----
      2008.......................................................... $   129,000
      2009..........................................................     612,000
      2010..........................................................   1,732,000
      2011..........................................................   3,287,000
      2012..........................................................   5,306,000
      2013..........................................................   6,446,000
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

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

terms ranging from zero to five years. The following table summarizes activity associated with such grants for the period from inception (October 4, 1993) through December 31, 1998:

                                                            Price per Share
                                                         ----------------------
                                                                       Weighted
                                               Shares        Range     Average
                                             ----------  ------------- --------
Inception through May 31, 1996..............         --  $ --  -- $ --   $ --
  Granted...................................  1,046,429   .88  -- 2.00    .51
                                             ----------
Balance, May 31, 1997.......................  1,046,429   .88  -- 2.00    .51
  Granted...................................    887,238   .22  -- 5.00   1.35
  Exercised.................................    (75,000)  .22  --  .22   2.19
  Cancelled or lapsed....................... (1,183,500)  .22  -- 2.00    .70
                                             ----------
Balance, May 31, 1998.......................    675,167   .40  -- 5.00   1.57
  Granted...................................  1,256,500   .05  -- 4.00    .65
  Reclassified from warrants issued to
   officers.................................  1,380,000   .31  --  .31    .31
  Exercised.................................   (217,500)  .40  -- 1.08    .76
  Cancelled or lapsed.......................   (289,167)  .88  -- 2.31   1.76
                                             ----------
Balance, December 31, 1998..................  2,805,000   .05  -- 5.00    .57
                                             ==========

  The following is additional information relating to outstanding warrants and options issued for professional services at December 31, 1998:

                                Options          Options
                              Outstanding      Exercisable
                           ----------------- ----------------
                           Weighted Weighted         Weighted
                           Average  Average  Number  Average
     Exercise    Number of Exercise   Life     of    Exercise
   Price Range    Shares    Price   (Years)  Shares   Price
   -----------   --------- -------- -------- ------- --------
   $ .01--$ .99  2,380,000  $ .20     6.1    346,666  $ .19
    1.00--3.99     359,000   2.40     6.1    249,000   2.35
    4.00--5.00      66,000   4.09     4.8     56,000   4.11
                 ---------                   -------
                 2,805,000                   651,666
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

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                                                                         Price
                                                             Shares    Per Share
                                                           ----------  ---------
Inception through May 31, 1996............................         --    $  --
  Granted.................................................  2,300,000     1.00
                                                           ----------
Balance, May 31, 1997.....................................  2,300,000     1.00
  Granted.................................................  7,089,091      .31
  Cancelled............................................... (2,300,000)    1.00
                                                           ----------
Balance, May 31, 1998.....................................  7,089,091      .31
Reclassified to warrants for professional services........ (1,380,000)     .31
                                                           ----------
Balance, December 31, 1998................................  5,709,091      .31
                                                           ==========
Vested as of December 31, 1998............................  1,709,091      .31
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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)

the date of grant. As of December 31, 1998, options to purchase 453,464 shares were exercisable and 3,845,891 shares were available for future grants under the Plan. The following table summarizes activity under the Plan for the period from inception (October 4, 1993) through December 31, 1998:

                                                             Price per Share
                                                         -----------------------
                                                                        Weighted
                                               Shares        Range      Average
                                             ----------  -------------- --------
Balance, May 31, 1997.......................         --  $  -- - $   --  $ --
  Granted...................................  2,328,909     -- -   6.44   1.44
  Cancelled.................................   (300,000)    -- -   1.00    .50
Balance, May 31, 1998.......................  2,028,909     .31 -  6.44   1.58
  Granted...................................  1,870,700    1.63 - 13.38   6.81
  Exercised.................................   (393,000)    .31 -   .31    .31
  Cancelled................................. (2,352,500)    .31 -  8.75   6.06
Balance, December 31, 1998..................  1,154,109     .31 - 13.38   1.35

  The following is additional information relating to options outstanding under the Plan at December 31, 1998:

                           Options Outstanding           Options Exercisable
                  ------------------------------------- ----------------------
                               Weighted      Weighted   Number     Weighted
   Exercise       Number of    Average       Average      of       Average
   Price Range     Shares   Exercise Price Life (Years) Shares  Exercise Price
   -----------    --------- -------------- ------------ ------- --------------
   $ .01--$  .99    880,909     $ .38          4.9      415,909     $ .34
    1.00--  3.99     91,500      2.95          9.8        2,605      2.51
    4.00--  5.99    143,200      4.70          9.1       21,908      4.29
    6.00-- 13.38     38,500      7.38          8.5       13,042      7.17
                  ---------                             -------
                  1,154,109                             453,464
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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


  Had compensation cost for the warrants and options issued during the periods presented been determined based on fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                    Inception
                                                                   (October 4,
                             Seven Months                             1993)
                                Ended       Year Ended May 31,       Through
                             December 31, -----------------------   December
                                 1998        1998        1997       31, 1998
                             ------------ ----------  -----------  -----------
Net loss applicable to
 common stock:
  As reported..............   $7,980,815  $6,014,298  $ 9,528,473  $26,196,492
                              ----------  ----------  -----------  -----------
  Pro forma................   $8,835,593  $6,127,976  $10,630,229  $28,266,704
                              ----------  ----------  -----------  -----------
Basic net loss per share of
 common stock:
  As reported..............   $     (.27) $     (.35) $      (.89) $     (2.08)
                              ----------  ----------  -----------  -----------
  Pro forma................   $     (.29) $     (.36) $     (1.00) $     (2.24)
                              ----------  ----------  -----------  -----------

Warrants Issued in Private Placements

  During the year ended May 31, 1996, the Company issued warrants to purchase 869,003 shares of common stock in connection with three separate private placements. As no warrants were exercised during the year ended May 31, 1997, the following table summarizes activity associated with these warrants from that date through December 31, 1998:

                                                        Exercise Price
                                                       ----------------
                                                                        Weighted
                                              Shares        Range       Average
                                             --------  ---------------- --------
Balance, May 31, 1997.......................  869,003  $1.00 -- - $2.00  $1.48
  Exercised................................. (158,500)  1.00 -- -  1.00   1.00
                                             --------
Balance, May 31, 1998.......................  710,503   1.00 -- -  2.00   1.58
  Exercised................................. (166,000)  1.00 -- -  1.00   1.00
  Expired...................................  (79,503)  1.00 -- -  1.00   1.00
                                             --------
Balance, December 31, 1998..................  465,000   1.50 -- -  2.00   1.89
                                             ========

  Outstanding warrants issued in private placements at December 31, 1998 were comprised of the following:

      Date          Exercise           Expiration
     Granted         Price                Date              Outstanding           Vested
     -------        --------           ----------           -----------           ------
     7/31/95         $2.00              7/31/00               365,000             365,000
     7/31/95         1.50               7/31/00               100,000             100,000
                                                              -------             -------
                                                              465,000             465,000
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

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

STATEMENT OF LOSS

                                                                  Seven Months
                                                                     Ended
                                                                  December 31,
                                                                      1997
                                                                  ------------
Revenues......................................................... $        --
Costs and expenses:
  Professional services..........................................   1,080,113
  Employee compensation..........................................     762,320
  Depreciation and amortization..................................     502,449
  President's compensation.......................................     140,000
  Other general and administrative...............................     313,393
                                                                  -----------
Net loss......................................................... $(2,798,275)
                                                                  ===========
Basic Net Loss Per Share of Common Stock......................... $      (.19)
                                                                  ===========
Weighted Average Number of Shares of Common Stock Outstanding....  14,766,045
                                                                  ===========

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

Operating activities:
Net loss......................................................... $(2,798,275)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................      502,449
  Issuance of common stock, warrants and options for various
   expenses......................................................    1,117,115
  Changes in assets and liabilities:
    Other current assets.........................................       34,818
    Accounts payable.............................................      147,428
                                                                  ------------
      Net cash used in operating activities......................    (996,465)
                                                                  ------------
Investing activities:
  Purchased and developed software...............................    (175,384)
  Other capital expenditures.....................................     (14,520)
                                                                  ------------
      Net cash used in investing activities......................    (189,904)
                                                                  ------------
Financing activities:
  Proceeds from private placements and other share issuances.....      720,814
  Proceeds from borrowings.......................................      150,000
                                                                  ------------
      Net cash provided by financing activities..................      870,814
                                                                  ------------
Net decrease in cash and cash equivalents........................    (315,555)
Cash and cash equivalents at beginning of period.................      348,465
                                                                  ------------
Cash and cash equivalents at end of period....................... $     32,910
                                                                  ============