Form 10QSB
period 1999-03-31
GK INTELLIGENT SYSTEMS INC
filed 1999-05-14
CIK 1024095

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
_______________________________________________________________________________

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                     For the quarter ended March 31, 1999

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
                        (Address of principal offices)


                                (713) 292-2300
                        (Registrant's telephone number)


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

Yes  X   No
    ---     ---

Issuer's revenues for the quarter ended March 31, 1999, were approximately $13,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the American Stock Exchange on May 13, 1999, was $53,081,169. As of May 13, 1999, registrant had 32,665,335 shares of
Common Stock outstanding.

================================================================================

                         GK INTELLIGENT SYSTEMS, INC.

                           FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.                                         PAGE NO.
------------------------                                         --------


PART I-FINANCIAL INFORMATION


     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                  Balance sheet as of March 31, 1999............    3

                  Statements of loss for the quarter ended
                  March 31, 1999 and 1998.......................    4

                  Statements of cash flows for the quarter ended
                  March 31, 1999 and 1998.......................    5

                  Notes to financial statements.................    6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.    7


PART II-OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS.............................   11

     ITEM 2.      CHANGES IN SECURITIES.........................   12

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...............   12

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS...........................   12

     ITEM 5.      OTHER INFORMATION.............................   12

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..............   12


                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET
                                  (Unaudited)

                                                           March 31,
                                                             1999
                                                          ----------
                           Assets
                           ------
Current:
 Cash ...............................................     $  127,301
 Accounts receivable, trade..........................        288,368
 Deposits............................................        361,925
 Prepaid expenses....................................        220,409
 Other...............................................         27,166
                                                          ----------

Total Current Assets.................................      1,025,169
                                                          ----------

Computer software costs, net.........................      1,308,520
Property and equipment, net..........................      1,427,984
                                                          ----------

Total Assets.........................................     $3,761,673
                                                          ==========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities...........   $  1,321,716
  Deferred revenue, product sales....................        285,331
  Capital lease obligations, current maturities......         28,153
                                                        ------------

Total Current Liabilities............................      1,635,200
                                                        ------------

Capital lease obligations, less current maturities...         62,925

Other long term liabilities..........................        155,103

Commitments and Contingencies
Stockholders' Equity:
  Common stock.......................................         32,665
  Additional paid-in capital.........................     36,621,741
  Unearned compensation..............................     (3,843,905)
  Deficit accumulated during the development stage...    (30,902,056)
                                                        ------------

Total Stockholders' Equity...........................      1,908,445
                                                        ------------

Total Liabilities and Stockholders' Equity...........   $  3,761,673
                                                        ============

           See accompanying notes to unaudited financial statements

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF LOSS
                                  (Unaudited)


                                                                          Quarter Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       1999           1998
                                                                   ------------   ------------

Revenues........................................................   $    13,478    $         -
                                                                   -----------    -----------

Costs and Expenses:
    Cost of revenues............................................         5,224              -

    Professional services.......................................     3,094,833      1,142,300

    Employee compensation.......................................       716,015        612,838

    Depreciation and amortization...............................       429,109        216,547

    Other general and administrative............................       473,861        114,230
                                                                   -----------    -----------

        Total Costs and Expenses................................     4,719,042      2,085,915
                                                                   -----------    -----------

Net loss........................................................    (4,705,564)    (2,085,915)

Dividends on preferred stock....................................             -        (79,500)
                                                                   -----------    -----------

Net loss applicable to common shareholders......................   $(4,705,564)   $(2,165,415)
                                                                   -----------    -----------

Basic net loss per share of common stock........................   $      (.14)   $      (.12)
                                                                   -----------    -----------

Weighted Average Number of Shares of Common Stock Outstanding...    32,531,835     18,051,033
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

                          GK INTELLIGENT SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                          Quarter Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                       1999            1998
                                                                  --------------   ------------

Operating activities:
  Net loss.....................................................     $(4,705,564)   $(2,085,915)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization............................         429,109        216,547
      Issuance of common stock, warrants
        and options for various expenses.......................       1,640,626      1,326,683
      Changes in assets and liabilities:
        Current assets.........................................        (308,378)      (139,827)
        Current liabilities....................................         702,767         71,780
                                                                    -----------    -----------
          Net cash used in operating activities................      (2,241,440)      (610,732)
                                                                    -----------    -----------
Investing activities:
  Purchased software...........................................               -        (36,300)
  Purchased property and equipment.............................        (115,719)        (4,495)
                                                                    -----------    -----------
          Net cash used in investing activities................        (115,719)       (40,795)
                                                                    -----------    -----------
Financing activities:
  Proceeds from private placements and other share issuances...       1,049,900        849,969
  Repayment of borrowings......................................          (6,262)        (5,214)
                                                                    -----------    -----------
          Net cash provided by financing activities............       1,043,638        844,755
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents...........      (1,313,521)       193,228

Cash and cash equivalents at beginning of period...............       1,440,822         32,910
                                                                    -----------    -----------

Cash and cash equivalents at end of period.....................     $   127,301    $   226,138
                                                                    ===========    ===========

           See accompanying notes to unaudited financial statements.

                         GK INTELLIGENT SYSTEMS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected in the accompanying unaudited financial statements. For further information regarding accounting policies, refer to the Company's audited financial statements for the seven month transition period ended December 31, 1998, the years ended May 31, 1998 and 1997 and the period from inception (October 4, 1993) through December 31, 1998 included in the Company's Transitional Report on Form 10-KSB.

Effective August 1998, the Company elected to change its year end to December
31.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses since its inception that raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and applications and to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. In this regard, the Company is currently seeking short- and long-term debt or equity financing sufficient to fund projected working capital and software product development needs during the remainder of 1999 and thereafter. However, there can be no assurance that the amount and terms of such debt or equity financing, or that the profits from the sale of software products will be sufficient to fund the Company's future software development and working capital expenditure requirements. Accordingly, the Company will continue to seek additional sources of financing as may be necessary.

3.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the quarter ended March 31, 1999, the Company recorded non-cash compensation expense totaling $1,640,626 associated with the amortization of common stock and stock options granted to professionals and directors during 1998. Non-cash compensation expense recorded during the periods presented was determined using the estimated fair market value of the Company's common stock or common stock options on the date such instruments were granted.

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

OVERVIEW

     From inception (October 4, 1993) through March, 1999, the Company has utilized funds obtained primarily through private placements of restricted common stock to acquire and develop core software technologies used in the creation of computer-based training products. The Company's first product, Around the Web in 80 Minutes, a CD-ROM based internet training course, was introduced at the COMDEX Fall '98 trade show in mid November 1998 and subsequently made available to consumers solely through direct sales beginning in late November 1998. During the first quarter of 1999, in an effort to align itself with established product distribution companies capable of serving major national retailers, the Company shifted emphasis from its direct sales approach to a distributor-based approach and engaged as its marketing representatives HighAltitude Sales and Marketing, Inc. and Computer Generation. As a result, the Company in turn signed distribution agreements with Ingram Micro, Inc. and Tech Data Corporation in February and March 1999, respectively. Ingram Micro, Inc. distributes products and services to more than 115,000 resellers in 120 countries. Tech Data serves more than 100,000 value-added resellers and retail dealers in the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East.

     In late March 1999, the Company began its first shipments of approximately 9,100 copies of Around the Web in 80 Minutes to its distributors for redistribution to retailers in April 1999. However, since the distribution agreements give distributors the right to return unsold products, the Company has deferred approximately $285,000 in revenue associated with these shipments until the products are ultimately purchased by retail customers. Further, during the period from April 1 through May 13, 1999, the Company shipped approximately 11,200 additional copies of Around the Web in 80 Minutes to its distributors.

     Through March 31, 1999, the Company has recorded minimal revenues and has incurred net losses totaling approximately $30.9 million since inception, including non-cash stock-based compensation of approximately $14.3 million. The operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop and market its software products and to continue as a going concern.
The Company's independent accountants have issued an explanatory paragraph in their opinion with respect to the Company's financial statements for the seven month transition period ended December 31, 1998 regarding the uncertainty concerning the Company's ability to continue as a going concern.

     To fund its operations, the Company has continued to pursue the private placement of its securities with accredited investors. The Company commenced a private placement in November 1998 which was closed in early May 1999 after
raising $3,373,000 for 1,686,500 shares.   In May 1999, a new private placement
was commenced which allows for the sale of up to 2.4 million units at $2.00 per unit with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants expire in five years and may be exercised on a cash-less basis. As of May 13, 1999, no funding had occurred under the new private placement.

     Costs of purchased software having alternative future uses in developing other software products are (i) capitalized when acquired, (ii) amortized on a straight line basis over their expected useful life of five years and
(iii)reported at the lower of unamortized cost or net realizable value. Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

RESULTS OF OPERATIONS

     Revenues. The Company's first product, Around the Web in 80 Minutes, a CD-ROM based Internet training course, was made available to consumers through direct sales beginning in late November 1998. Revenues from direct retail sales of the product amounted to approximately $13,000 during the quarter ended March 31, 1999 versus no sales of product during the quarter ended March 31, 1998.

     Costs and Expenses. Costs and expenses for the quarter ended March 31, 1999 increased by approximately $2,633,000, or 126%, from the quarter ended March 31, 1998 primarily due to increases in cost of revenues, professional services, employee compensation, depreciation and amortization, and other general and administrative expenses as more fully described below.

     Cost of revenues associated with the product sales during the quarter ended March 31, 1999 amounted to approximately $5,000 versus no such costs during the quarter ended March 31, 1998. Cost of revenues include the cost of CD-ROM diskettes, jewel cases, product boxes, shipping costs and labor required to assemble product kits.

     Professional services during the quarter ended March 31, 1999 increased by approximately $1,953,000, or 171%, from the quarter ended March 31, 1998 due primarily to a significant increase in the number of professionals hired in mid and late 1998 to (i) develop and refine the Company's first product, (ii) develop the Company's internal systems and infrastructure, (iii) provide marketing and advertising support, (iv) strengthen the Company's Board of Directors and (v) represent the Company in various legal matters.

     Employee compensation during the quarter ended March 31, 1999 increased by approximately $103,000, or 17%, from the quarter ended March 31, 1998 due to an increase in the number of full-time employees on staff from ten at March 31, 1998 to 31 at March 31, 1999 partially offset by the absence of non-cash stock-based compensation to employees during the quarter ended March 31, 1999 as compared to approximately $211,000 recorded during the quarter ended March 31, 1998.

     Depreciation and amortization during the quarter ended March 31, 1999 increased by approximately $213,000, or 98%, from the quarter ended March 31, 1998 due in large part to the acquisition of additional furniture and equipment to accommodate the increase in employees, as well as an increase in the amortization of software development costs associated with the release of the Company's first product in November 1998.

     Other general and administrative expenses during the quarter ended March 31, 1999 increased by approximately $360,000, or 315%, from the quarter ended March 31, 1998 due to the significant increase in the Company's business activities, the increased number of employees, and the infrastructure needed to support such activities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Used in Operating Activities. The Company's net cash flow from operating activities resulted in deficits of $2,241,000 and $611,000 for the quarters ended March 31, 1999 and 1998, respectively. The $1,630,000 increase is due primarily to the increase in business activity undertaken by the Company as described above.

     Cash Used in Investing Activities. The Company's net cash used in investing activities during the quarter ended March 31, 1999 increased by $75,000 to $116,000 from $41,000 during the quarter ended March 31, 1998 due primarily to purchases of furniture, equipment and leasehold improvements associated with development of the infrastructure and operating systems.

     Cash Flow from Financing Activities. The Company's net cash flows from financing activities during the quarter ended March 31, 1999 increased by $199,000 to $1,044,000 from $845,000 during the quarter ended March 31, 1998 due primarily to an increase in private placement proceeds received during the quarter ended March 31, 1999.

     Future Capital Requirements. The Company requires substantial capital to pursue its operating strategy. Until the Company can obtain sales levels sufficient to fund working capital needs, the Company will be dependent upon external sources of financing. To date the Company has no significant internal sources of liquidity and it should be assumed that there will be no significant internal sources of liquidity for the foreseeable future. Because the current cash balance of the Company is insufficient to provide adequate working capital through the end of May 1999, the Company is currently engaged in a best-efforts private placement to issue 2.4 million units at $2.00 per unit with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $4.00 per share. The warrants expire in five years and may be exercised on a cash-less basis. As of May 13, 1999, the Company had received no commitments under the private placement. Based on the Company's current plan of operations, it is anticipated that proceeds of approximately $4.8 million under the private placement will provide sufficient working capital through October 1999. However, even if the above private placement financing is obtained in full, the timing of the Company's immediate cash flow needs may be extended or reduced depending upon actual revenues received from sales of the Company's initial product, market interest in the Company's current and future products, expenses incurred in the development, marketing and advertising of its products and other working capital expenditures. Moreover, as the American Stock Exchange has advised the Company that it does not currently meet the continued listing requirements, and there is no assurance that the Common Stock will continue to list on the American Stock Exchange, the Company's ability to raise equity financing may be hampered. In order to fund operations for the balance of calendar year 1999 and thereafter, the Company will require additional debt or equity financing. The Company has no commitments for any additional financing and there can be no assurance that the Company will be successful in raising funds, that the amount and terms of any financing will be acceptable to the Company, or that the profits, if any, from the sale of the Company's software product or products will be sufficient to fund the Company's working capital, software development and marketing expenditure requirements. Failure to obtain sufficient funding, either from the current best-efforts private placement or from additional financing, will adversely impact the Company's financial position, and could cause the Company to curtail operations, sell assets, or take other actions as necessary.

     These conditions and the net operating losses incurred by the Company since its inception raise substantial doubt about its ability to meet future expected expenditures necessary to fully develop its software products and to continue as a going concern. At December 31, 1998, the Company's independent accountants issued an explanatory paragraph in their opinion with respect to the uncertainty concerning the Company's ability to continue as a going concern.

     Year 2000 Compliance Issues. The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

     In assessing the effect of the Year 2000 Problem on the Company, management has identified, and is currently evaluating, the following four general areas:

     .  Software products sold to customers;
     .  Internal infrastructure;
     .  Supplier/third-party relationships;
     .  Contingency plans.

     A discussion of the four general areas as well as management's ongoing actions with regard to each is set forth below:

     Software Products Sold to Customers. The Company believes its initial product, Around the Web in 80 Minutes is Year 2000 compliant. However, once purchased, Around the Web in 80 Minutes operates on computer systems that are not under the Company's control. If the computer systems that operate Around the Web in 80 Minutes are not Year 2000 compliant the product may not function properly. Around the Web in 80 Minutes utilizes the operating computer's date code to log the user's progress, as well as to create completion certificates. As such, the variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against the Company. The outcomes of any such lawsuits and the impact on the Company are not estimable at this time. The Company has not and will not assess the existence of these potential problems in its customers' various environments. The Company does not believe that the development of Year 2000 compliant products has created or will create a significant increase in the development costs of its software products.

     Internal Infrastructure. The Company continues to verify that all of its personal computers, servers and software are Year 2000 compliant. The Company intends to determine if the software vendors of all its critical applications have represented that their products are Year 2000 compliant. Because the financial and accounting software currently used by the Company is not believed to be Year 2000 compliant, the Company's is currently installing and will continue to install a new, integrated order entry, product support and financial accounting software during the second and third quarters of 1999. The Company will obtain certification from its vendors that these systems are Year 2000 compliant. The costs related to these efforts have not been nor are they expected to be material to the Company's business financial condition, or results of operations.

      Suppliers/Third-Party Relationships. As mentioned above, the Company has been gathering information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. The Company relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The Company intends to communicate with the largest of these vendors informally to determine whether they are assessing the potential impact of Year 2000 Problems and are taking appropriate actions; however, the Company does not intend to independently evaluate the Year 2000 compliance of its vendors systems used to supply such services. The Company has received no assurance of compliance from the providers of these services to date and there can be no assurance that these vendors will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operation.

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


PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS -

          In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v. GK Intelligent Systems, Inc., et al.; filed in the Texas District Court of Harris County, Texas, Houston Division, Cause H-98-3847. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. The plaintiff has also alleged that certain officers and/or directors may have engaged in insider trading. The Plaintiff seeks to have a class certified for all purchasers of the Company's stock between February 10, 1998 and September 14, 1998, inclusive, and seeks an unspecified amount of damages. The case was removed to Federal Court because the causes of action that were asserted could only have been brought under federal law. The parties have exchanged basic discovery. There is no trial setting. The Company is in the process of evaluating the plaintiff's claims and intends to vigorously defend the lawsuit.

          The Company is an appellee in Cause No. 99-20361; U.S. Quest, Ltd. and Jacody Financial, Inc. v. Gary Kimmons and GK Intelligent Systems, Inc.; in the United States Court of Appeals for the Fifth Circuit.
          The lawsuit underlying this appeal was filed in January 1998 and alleged, among other things, that the Company is liable to the plaintiffs for violation of state and federal securities laws, breach of contract and quantum meruit. The case arose out of services allegedly furnished by the plaintiffs to the Company, for which plaintiffs claim they did not receive compensation. The case was mediated without settlement in June 1998. In January 1999, Judge Lynn
          N. Hughes of the United States District Court for the Southern District of Texas granted a summary judgment in the Company's favor. The plaintiffs appealed the district court's summary judgment to the United States Court of Appeals for the Fifth Circuit. The amount of the plaintiffs' demand remains unknown except for their initial claim to 590,000 shares of the Company's Common Stock or $590,000. The Company denies any liability to the plaintiffs, and intends to vigorously defend the appeal.

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

          In August 1998, the Company received a letter from J. David Cabello, the former general counsel and secretary of the Company, in connection with Mr. Cabello's separation from employment with the Company. The Company's contractual obligations to Mr. Cabello depends on whether he resigned from his employment or whether he was terminated. Mr. Cabello has demanded $190,000 in total compensation and immediate vesting of 600,000 shares of Company Common Stock. The Company contends Mr. Cabello resigned from his positions with the Company, and as such, Mr. Cabello is entitled to earned but unpaid salary and vested options to purchase 25,000 shares of Company Common Stock. In the event the parties are unable to settle this matter, it is likely Mr. Cabello will file suit for wrongful termination.

     ITEM 2.  CHANGES IN SECURITIES -

          The following issuances of securities occurred between January 1 and May 13, 1999. Each transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.

               In March 1999, the Company issued 135,000 shares of common stock to 2 accredited investors in exchange for proceeds of $270,000.

               In April 1999, the Company issued warrants to purchase 60,250 shares of common stock with an exercise price of $.01 per share to a corporation in settlement of all claims between the Company and the corporation. The warrants are exercisable immediately and expire in April, 2004. In April 1999, the warrants were exercised and the Company issued 60,250 shares of common stock to the corporation.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS -

                EXHIBIT NO.   IDENTIFICATION OF EXHIBIT

                    2.1(1)    Certificate of Merger
                    3.1(1)    Certificate of Incorporation of the Company,
                               and Amendments thereto.

                    3.2(1)    By-laws of the Company
                    3.3(2)    Amendment to Certificate of Incorporation
                    4.1(1)    Common Stock Certificate
                    4.2(1)    Form of Warrant
                   10.1(1)    Agreement with Microelectronics Computer
                               Corporation
                   10.2(1)    Agreement with AT&T
                   10.3(a)(2) Gary Kimmons Amended and Restated Employment
                               Agreement
                   10.3(b)(2) Gary Kimmons Addendum to the Amended and
                               Restated  Employment Agreement
                   10.4(1)    Employee Stock Option Plan
                   10.5(1)    Data Crystal Agreement
                   10.6(2)    John Paul DeJoria Consulting Agreement
                   10.7(2)    Shelley Duvall Memorandum of Understanding
                   10.8(2)    Rodney L. Norville Severance Agreement and
                               General Release
                   10.9(3)    Marcus F. Wray Consulting Agreement
                   10.10(4)   Cynthina Heinsohn Employment Agreement
                   27.1(5)    Financial Data Schedule


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


                                            GK Intelligent Systems, Inc.

Date:  May 14, 1999                         By //S//  Winston van Buitenen
                                               ----------------------------
                                               Winston van Buitenen
                                               Chief Executive Officer