Form 10QSB
period 1999-06-30
GK INTELLIGENT SYSTEMS INC
filed 2003-03-26
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                76-0513297
 -----------------------------                                ----------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                    2602 Yorktown Place, Houston, Texas 77056
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (713) 626-1504
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 30, 1999, was 3,273,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 1999

                                      INDEX

                                                                         Page
                                                                         ----
Part I.  Financial Information

     Item 1.   Financial Statements (unaudited)........................... 3

               Balance Sheets ............................................ 3
               Statements of Operations .................................. 4
               Statements of Cash Flows................................... 5
               Notes to the Financial Statements ......................... 7

     Item 2.   Management's Discussion and Analysis or
                    Plan of Operation .................................... 12

     Item 3.   Controls and Procedures ................................... 14

Part II. Other Information

     Item 1.   Legal Proceedings ......................................... 15

     Item 2.   Changes in Securities ..................................... 17

     Item 3.   Defaults Upon Senior Securities ........................... 17

     Item 4.   Submission of Matters to a Vote of Security Holders ....... 17

     Item 5.   Other Information ......................................... 17

     Item 6.   Exhibits and Reports on Form 8-K .......................... 18

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                  June 30,
                                                                    1999
                                                                 ------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                          $     13,572
   Prepaid expenses                                                   137,121
                                                                 ------------

     Total Current Assets                                             150,693
                                                                 ------------

   COMPUTER SOFTWARE, NET                                                  -

   PROPERTY AND EQUIPMENT, NET                                             -
                                                                 ------------

     TOTAL ASSETS                                                $    150,693
                                                                 ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,358,217
   Accrued liabilities                                                947,517
   Accrued liabilities - related parties                              135,422
   Notes payable                                                      100,000
   Notes payable - related parties                                    200,000
                                                                 ------------

     Total Current Liabilities                                      2,741,156
                                                                 ------------

     TOTAL LIABILITIES                                              2,741,156
                                                                 ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 3,273,059 shares
     issued and outstanding                                             3,273
   Additional paid-in capital                                      37,017,241
   Accumulated deficit                                            (39,610,977)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (2,590,463)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    150,693
                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                       For the Six              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                          June 30,                           June 30,                    June 30,
                                               -------------------------------   ----------------------------------
                                                    1999             1998               1999             1998              1999
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $       28,423  $             -   $        41,901  $               -  $      100,156

Cost of sales                                           5,388                -            10,612                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                        23,035                -            31,289                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                 1,385,199                -         1,385,199                  -       1,385,199
   Depreciation and amortization                            -          825,630           429,110          1,042,177       3,458,369
   Impairment loss on software                      1,308,520                -         1,308,520                  -       1,308,520
   General and administrative                       6,087,636        3,530,916        10,372,344          5,400,284      33,391,168
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                       8,781,355        4,356,546        13,495,173          6,442,461      39,543,256
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER EXPENSE                          (8,758,320)      (4,356,546)      (13,463,884)        (6,442,461)    (39,473,061)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Gain on release of debt                             73,003                -            73,003                  -          73,003
   Interest expense                                   (23,604)               -           (23,604)                 -         (23,604)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                      49,399                -            49,399                  -          49,399
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE TAX                                    (8,708,921)      (4,356,546)      (13,414,485)        (6,442,461)    (39,423,662)

INCOME TAX EXPENSE                                          -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                           (8,708,921)      (4,356,546)      (13,414,485)        (6,442,461)    (39,423,662)

DIVIDENDS ON PREFERRED STOCK                                -          (79,500)                -           (159,000)       (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $   (8,708,921) $    (4,436,046)  $   (13,414,485) $      (6,601,461) $  (39,610,977)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (2.66) $         (1.57)  $         (4.11) $           (2.18)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               3,273,059        2,833,532         3,262,797          3,024,616
                                               ==============  ===============   ===============  =================


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                                Since
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         1999                1998               1999
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $      (13,414,485) $       (6,442,461) $    (39,423,662)
   Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                        429,110           1,042,177         3,458,369
       Loss on disposal of fixed assets                                   1,385,199                   -         1,385,199
       Impairment loss on software                                        1,308,520                   -         1,308,520
       Gain on release of debt                                               73,003                   -            73,003
       Beneficial conversion on issuance of debt                            103,068                   -           103,068
       Amortization of unearned compensation                              5,484,531                   -         5,484,531
       Common stock and warrants                                            217,124           5,574,982        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                       452,369            (279,654)         (137,121)
     Increase (decrease) in accounts payable and accrued
      expenses                                                            1,118,791             143,560         2,192,237
     Increase in accrued liabilities - related party                        135,422                   -           135,422
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided (Used) by Operating Activities                  (2,707,348)             38,604       (12,499,628)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -             (72,600)         (915,742)
     Other capital expenditures                                            (115,718)             (8,990)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                               (115,718)            (81,590)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                   100,000                   -           816,269
   Common stock issued for cash                                             270,602           1,699,938        13,624,829
   Payments on notes payable                                                      -             (10,428)         (306,637)
   Proceeds from issuance of notes payable - related party                  200,000                   -           200,000
   Receipt of subscription receivable                                       779,900                   -           779,900
   Capital contributed by the Company's president                            45,314                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                          1,395,816           1,689,510        15,159,675
                                                                 ------------------  ------------------  ----------------

NET INCREASE (DECREASE) IN CASH                                          (1,427,250)          1,646,524            13,572

CASH AT BEGINNING OF PERIOD                                               1,440,822              32,910                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           13,572  $        1,679,434  $         13,572
                                                                 ==================  ==================  ================



   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)




                                                                                                               Since
                                                                                                             Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         1999                1998               1999
                                                                 ------------------  ------------------  -----------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $                -  $                -  $        111,341
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $          217,124  $                -  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $           42,738  $                -  $         42,738




   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 1999 and 1998


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - GOING CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenue to cover its operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development and marketing of its software to generate sales to cover the Company's working capital needs and software development expenditures. There is no assurance that the Company will be successful in raising the needed capital or that there will be sales of its software.

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

          Due to the increase in costs and the lack of financial funding, the Company suspended operations in June 1999.

          In June 2002, the Company, which had been dormant for 3 years, commenced the process of reestablishing business operations. The Company is pursuing the further development of its software technology and adapting the software to current market needs.

          Property and Equipment
          ---------------------

          In June 1999, the Company's assets were seized by landlords and sold to off set amounts owing for rent. The Company realized a loss on disposal of the fixed assets of $1,385,199.

          Computer Software
          -----------------

          Because of minimal sales in 1999 and no sales through January 2003 the Company determined that the software value has been fully impaired. The impairment loss recognized was $1,308,520.

         Commitments and Contingencies

          On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released.

          In May 2001, the Company entered into a Consulting and Finder's Fee Agreement with The Herman Group pursuant to which the Herman Group was to provide services to the Company in connection with the clean-up, strategic planning, location and procurement of investors and financing for the Company and identification of potential buyer's and/or merger candidates for the Company. Despite not having rendered any substantive services to the Company, nor procuring any investment or identification of any buyer or strategic alliances, on May 14, 2002 the Company received a letter threatening a lawsuit for the Company's breach of contract and demanding payment of $180,000 as fees due under the contract for services performed by the Herman Group. The Company believes The Herman Group's claim is without merit as no substantive services were provided and has responded to the demand letter. The Company has not accrued any amounts as it cannot estimate the amount of potential loss, if any, relating to this agreement.

          On February 1, 2002, a default judgment was entered on behalf of Imperial Business Credit, Inc. for $23,200. The Company has accrued the judgment and applicable costs in accrued expenses.

          On March 3, 2002, a judgment was filed in the matter of Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. The judgment was in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs and subject to interest at various rates. The Company has accrued the judgment and applicable costs in accrued expenses.

          On June 14, 2002, an agreed judgment was entered on behalf of Lyon Financial Services d.b.a. The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a. The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment for $21,500, the two parties agreed to settle for $12,750.

          The Company has paid $5,750 subsequently. The Company has accrued the judgment and applicable costs in accrued expenses.

          ----------------------------------------

          On October 10, 2002, the Company and its President, Gary F. Kimmons entered in a Settlement Agreement with an unrelated individual. In this action, the individual alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and was seeking unspecified damages. The individual also alleged that certain officers and/or directors may have engaged in insider trading. The parties to this matter have released each other from any and all claims or actions they may have against each other.

          Stock Split
          -----------

          On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split. On the same date the Company approved the filing of Amended Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 275,000,000 shares with a par value of $0.001 per share.

          Common Stock
          ------------

          During 2002, the Company issued 121,980 common shares to various vendors valued at $0.18 to $2.00 per share for the conversion of debt.

          During 2002, the Company issued 4,055,000 common shares to various consultants valued at $0.10 per share for services performed.

          During 2002, the Company issued 775,000 common shares to the Company's President/CEO and director valued at $0.10 per share for services performed.

          During 2002, the Company issued 7,100,000 common shares to the Company's President/CEO and director valued at $0.10 per share for the conversion of related party debt.

          Private Placement Memorandum
          ----------------------------

          On October 18, 2002, the Company issued a Private Placement Memorandum
          (PPM) to accredited investors as defined in Rule 501 of Regulation 1 of the Securities Act of 1933. This PPM was for 40 units with each unit consisting of 100,000 shares of common stock and a warrant to purchase up to 200,000 shares of common stock. Each warrant vests immediately and will be exercisable for a period of two years from the date of issuance. Each unit is being offered for $25,000 or $0.25 per share. Each warrant is exercisable at $0.35 per share.

          The Company has sold 7 units or 700,000 shares of common stock and 1,400,000 warrants for stock subscription receivable for $175,000.

          Notes Payable - Related Party
          -----------------------------

          On October 1, 2001, the Company entered into a promissory note for $50,000 with a director of the Company. The note bears an interest rate of 8% per annum. This note was converted into 100,000 post-reverse shares of common stock on April 1, 2002.

          On September 26, 2002, the Company entered into a promissory note for $170,041 with the Company's president and CEO. The note bears an interest rate of 6% per annum. This note is unsecured. This note payable formalized the repayment of expenses paid by the Company president and CEO on behalf of the Company.

          Consulting Agreements
          ---------------------

          On April 24, 2001, GK Intelligent Systems and Berkshire Capital Management Co., Inc. ("Berkshire Capital") entered into a Consulting Agreement. Under the terms of the Agreement, Berkshire Capital was to provide assistance in the development of the corporate strategy and recommend an effective growth strategy. This includes mentoring and assistance in forming the structure of the functional components of the Company as well as providing technical guidance in the establishing of business alliances and relationships. Further, Berkshire Capital would aid in the acquisition of administrative personnel for the Company. In consideration for their efforts the Company issued 1,000,000 unregistered and restricted shares of its common stock on the effective date of the agreement. These shares were fully earned and non-cancelable at time of issuance. Under the terms of the Agreement, Berkshire Capital will be entitled to receive additional shares, pro rata, in the event of a reverse stock split within 3 years from the effective date. The amount of pro rata shares to be issued will be proportional to the shares exchanged in the reverse stock split.

          On March 6, 2002, GK Intelligent Systems and Petty International Development, Corp. signed an Engagement Letter memorializing an Agreement under which Petty International will act as the Company's non-exclusive U.S. consulting, marketing, public offering, mergers and acquisition agent, for the purpose of rendering financial advice and other such services. The engagement is effective as of April 5, 2001. In consideration for the services provided by Petty International the Company issued 1,200,000 post reverse split shares of its unregistered and restricted stock. The term of this Agreement is for two years from the effective date. In the event that the Company determines not to proceed with any transactions after such has been accepted in writing, then there is a $50,000 dollar "break-up" fee, which is also payable in Company common stock.

          On June 1, 2002, GK Intelligent Systems entered into a Marketing Agreement with BTH2, Inc. The terms of the Agreement state that BTH2 is to provide its services as a marketing agency for the Company's products for a period of 12 months commencing June 1, 2002. In consideration for BTH2's efforts, the Company shall compensate BTH2 in the form of a non-refundable monthly retainer of $25,000 per month, with the first payment starting 60 days from the execution of the Agreement. Additionally as compensation, the Company issued 500,000 post-reverse split adjusted shares of its unregistered and restricted common stock.

          ---------------------------------

          On September 13, 2002 GK Intelligent Systems and Alan S. Litvak ("Litvak") entered into a Consulting Agreement. The terms of the Agreement set forth that Litvak will assist in the identification and procurement of qualified investors for the Company. As compensation for the services rendered under this Agreement the Company will pay a commission amounting to 10% of the total dollars raised in the private placement. Payment to Litvak shall be made according to the following formula: 50% of the total amount shall be in cash and the remaining 50% shall be in the form of unregistered and restricted Common Stock of the Company.

          During 2001 and 2002, the Company entered into a number of additional consulting agreement with various individuals and companies wherein they are to provide a variety of current and future services to the Company in exchange for compensation in the form of cash payments and issuance of common stock. Under the provisions of these agreements, the Company is obligated to issue a minimum of 1,200,000 shares of common stock plus additional cash payments or common stock in lieu of cash as services are performed in accordance with terms of the various agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     CAUTIONARY FORWARD - LOOKING STATEMENT
     --------------------------------------

     The following discussion should be read in conjunction with the Company's financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     -    the volatile and competitive nature of the software business,
     - the uncertainties surrounding the rapidly evolving markets in which the Company competes,
     - the uncertainties surrounding technological change and the Company's dependence on computer systems,
     -    the Company's dependence on its intellectual property rights,
     -    the success of marketing efforts by third parties,
     -    the changing demands of customers and
     - the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

     Business Overview
     -----------------

     From inception (October 4, 1993) through March, 1999, the Company has utilized funds obtained primarily through private placements of restricted common stock to acquire and develop core software technologies used in the creation of computer-based training products. The Company's first product, Around the Web in 80 Minutes, a CD-ROM based internet training course, was introduced at the COMDEX Fall '98 trade show in mid November 1998 and subsequently made available to consumers solely through direct sales beginning in late November 1998. During the first quarter of 1999, in an effort to align itself with established product distribution companies capable of serving major national retailers, the Company shifted emphasis from its direct sales approach to a distributor-based approach and engaged as its marketing representatives High Altitude Sales and Marketing, Inc. and Computer Generation. As a result, the Company in turn signed distribution agreements with Ingram Micro, Inc. and Tech Data Corporation in February and March 1999, respectively. Ingram Micro, Inc. distributes products and services to more than 115,000 resellers in 120 countries. Tech Data serves more than 100,000 value-added resellers and retail dealers in the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East.

     To fund its operations, the Company commenced a private placement in November 1998, which was closed in early May 1999 after raising $3,373,000 for the sale of 168,650 (post reverse split adjusted) shares of its common stock. Due to increased marketing costs associated with product rollout the Company needed additional capital. Unable to secure necessary capital from institutional sources, the Company attempted a private placement in May 1999 wherein it offered 240,000 (post reverse split adjusted) units at $2.00 per unit with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. As of May 13, 1999, no funding had occurred under the new private placement.

     Thereafter, the Company continued to pursue the private placement of its securities with accredited investors but was unsuccessful. In May 1999, Gerald
C. Allen requested that Gary F. Kimmons resign as Chief Executive Officer, claiming that if Mr. Kimmons resigned the Company would receive financing which would be provided through previous private placement sources. Before a resignation agreement could be effectuated, the Company at the direction of Gerald C. Allen announced the resignation of Mr. Kimmons and purported to appoint Winston Van Bieutenen as Chief Executive. Despite these actions, no financing was forthcoming as Mr. Allen represented, and on June 11, 1999, Marcus
F. Wray, Jean Paul Dejoria, and Gerald C. Allen all submitted letters of resignation as officers and directors of the Company. Mr. Kimmons attempted to resurrect the Company and was unable to do so, and the Company closed its doors on June 11, 1999.

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to the Company and (ii) lack or resources to maintain the Company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     Plan of Operation
     -----------------

     The Company has not engaged in any material operations or had any revenues from operations during the last three fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its shareholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

     In the event that the Company contacts or is contacted by a private company or other entity which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. Otherwise, and even though the Company only possesses nominal funds, as the Company does not engage in any ongoing business which requires the routine expenditure of funds, the Company would not be required to raise additional funds during the next twelve months. The Company does not routinely expend any funds for the ownership or lease of property, as any routine activities are being conducted out of an office made available by the Company's President.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing and making the requisite filings with the Securities and Exchange Commission and the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal shareholders, or as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management may at its discretion raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock.

     Results of Operations
     ---------------------

     Net revenues for the six months and three months ended June 30, 1999 were $41,901 and $28,423, respectively, compared to no revenues in the same periods of 1998. The Company had a operating expenses of $13,495,173 and $8,781,355 for the six and three months ending June 30, 1999, compared to $6,442,461 and 4,356,546 for the comparative periods of 1998.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The increase in expenses was the result of the Company's efforts to market its products by opening offices through out the eastern United States and the hiring of consultants, software programmers and management personnel. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999.

     The Company had a net loss of $13,414,485 and $8,708,921 for the six months and three months ended June 30, 1999 compared to $6,601,461 and 4,436,046 in 1998. The increase is due to the start up and shut down of the product sales effort described above. It is also due to the change in the Company's fiscal year end from May to December. The 1998 numbers reflect on the one month ended June 30.

     Liquidity
     ---------

     During the six months ended June 30, 1999, the Company used cash of $2,707,348 in its operations compared to $38,604 of cash provided in the six months ended June 30, 1998. The Company received $270,602 from the sale of its common stock in the first six months of 1999 compared to $1,699,938 in June of 1998. The Company had cash on hand of $13,572 as of June 30, 1999. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

Item 3.  Controls and Procedures

     Within the 90 days prior to the filing date of this Form 10-QSQ, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. There were no significant changes in the internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     From time to time, the Company is involved in certain legal actions arising from the ordinary course of business. It is the opinion of management that such litigation, described below, will be resolved without a material adverse effect on the Company's financial position or results of operations.

     Griffin v. GK Intelligent Systems, Inc., et al. In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v. GK Intelligent Systems, Inc., et al.; filed in the Texas District Court of Harris County, Texas, Houston Division, Cause H-98-3847. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. The plaintiff has also alleged that certain officers and/or directors may have engaged in insider trading. The Plaintiff seeks to have a class certified for all purchasers of the Company's stock between February 10, 1998 and September 14, 1998, inclusive, and seeks an unspecified amount of damages. The case was removed to Federal Court because the causes of action that were asserted could only have been brought under federal law. The parties have exchanged basic discovery. There is no trial setting. The Company is in the process of evaluating the plaintiff's claims and intends to vigorously defend the lawsuit.

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

     David Michael Sims v. GK Intelligent Systems, Inc. The Company is a defendant in Cause No. 98-35985; David Michael Sims v. GK Intelligent Systems, Inc. in the 189th Judicial District Court of Harris County, Texas. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out of services allegedly performed by the plaintiff for which he did not receive compensation. Although preliminary discovery has commenced, the precise amount of plaintiff's demand is currently unknown other than his initial claim for a commission of approximately $500,000. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     Claim of Union Atlantic, LC. In September 1997, the Company entered into a consulting agreement with Union Atlantic, LC ("Union Atlantic") for performance of services. The Company issued Union Atlantic a five year warrant to purchase 200,000 shares of Company Common Stock at an exercise price of $.9375 per share, and a five year warrant to purchase 112,500 shares of Company Common Stock at an exercise price of $1.25 per share as compensation for services to be rendered. Each of the warrants contained demand registration rights. Union Atlantic resigned as a consultant to the Company in November 1997. As no capital was raised by Union Atlantic, the Company sent a notice to Union Atlantic in July 1998 canceling the warrants. In August 1998, the Company received notice from Union Atlantic demanding registration of the warrants. The Company has contacted Union Atlantic and is in the process of determining Union Atlantic's legal rights, if any.

     Claim of SGD International Corp. In May 1997, the Company entered into a sales purchase/asset recovery agreement with SGD International Corp. ("SGD") pursuant to which the Company was to sell SGD certain of the Company's products for marketing purposes. In exchange for the products, SGD agreed to furnish the Company with merchandise, service and media credits. The period of exclusivity of the Agreement expired in May 1998. As the Company had not released any products, none were forwarded to SGD and the Company did not utilize any of the SGD credits. In July 1998, the Company sent SGD a notice of termination canceling the agreement. In August 1998, SGD sent a letter threatening a lawsuit for the Company's alleged breach of contract. The Company contacted SGD and is in the process of determining SGD's legal rights, if any.

     Claim of J. David Cabello. In August 1998, the Company received a letter from J. David Cabello, the former general counsel and secretary of the Company, in connection with Mr. Cabello's separation from employment with the Company. The Company's contractual obligation to Mr. Cabello depends on whether he resigned from his employment or whether he was terminated. Mr. Cabello has demanded $190,000 in total compensation and immediate vesting of 600,000 shares of Company Common Stock. The Company contends Mr. Cabello resigned from his positions with the Company, and as such, Mr. Cabello is entitled to earned but unpaid salary and vested options to purchase 25,000 shares of Company Common Stock. In the event the parties are unable to settle this matter, it is likely Mr. Cabello will file suit for wrongful termination.

     11500 Northwest, L.P. v. GK Intelligent Systems, Inc. The company is a defendant in Civil Action No. 718504 filed on June 21, 1999 in the District Court in Harris County Texas. 11500 Northwest is claiming a breach of a lease agreement for office space. 11500 Northwest are seeking to recover past due rent, broker fees, tenant improvement costs, and loss of future rental income in the amount of $83,554. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

     The following issuances of securities occurred between May 13, 1999 and June 30, 1999. Each transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.

     In March 1999, the Company issued 135,000 shares of common stock to 2 accredited investors in exchange for proceeds of $270,000.

     In April 1999, the Company issued warrants to purchase 60,250 shares of common stock with an exercise price of $0.01 per share to a corporation in settlement of all claims between the Company and the corporation. The warrants are exercisable immediately and expire in April 2004. In April 1999, the warrants were exercised and the Company issued 60,250 shares of common stock to the corporation.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis and accordingly, all references above to common stock have been restated to show the effect of the reverse split.

Item 6. Exhibits and Reports on Form 8-K.


     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.

     99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
     99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
     99.3  Certification Pursuant to Section 906 of 18 U.S.C. Section 1350.


         (b) Reports on Form 8-K.

     There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                        GK Intelligent Systems, Inc.


Dated: March 25, 2003                   /S/ Gary F. Kimmons
                                        --------------------------------------
                                        By: Gary F. Kimmons
                                        Its: President, Chief Executive Office
                                              and Chief Financial Officer