Form 10QSB
period 1999-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-03-26
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             76-0513297
 -----------------------------                              ------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                    2602 Yorktown Place, Houston, Texas 77056
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (713) 626-1504
               -------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 1999, was 3,273,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 1999

                                      INDEX

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

     Item 3.   Defaults Upon Senior Securities ........................... 17

     Item 4.   Submission of Matters to a Vote of Security Holders ....... 17

     Item 5.   Other Information ......................................... 17

     Item 6.   Exhibits and Reports on Form 8-K .......................... 18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                 September 30,
                                                                    1999
                                                                 ------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                          $     20,244
   Prepaid expenses                                                   119,038
                                                                 -------------

     Total Current Assets                                             139,282
                                                                 -------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 -------------

     TOTAL ASSETS                                                $    139,282
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,358,217
   Accrued liabilities                                              1,009,969
   Accrued liabilities - related parties                              203,050
   Notes payable                                                      252,500
   Notes payable - related parties                                    200,000
                                                                 -------------

     Total Current Liabilities                                      3,023,736
                                                                 -------------

     TOTAL LIABILITIES                                              3,023,736
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
     at $0.001 par value; -0- issued and outstanding                        -
   Common stock authorized: 275,000,000 common shares
     at $0.001 par value; 3,273,059 shares issued and outstanding       3,273
   Additional paid-in capital                                      37,017,241
   Accumulated deficit                                            (39,904,968)
                                                                 --------------

     Total Stockholders' Equity (Deficit)                          (2,884,454)
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    139,282
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                      For the Nine              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                        September 30,                      September 30,             September 30,
                                               -------------------------------   ----------------------------------
                                                    1999             1998               1999             1998              1999
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $        41,901  $               -  $      100,156

Cost of sales                                               -                -            10,612                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -            31,289                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -         1,385,199                  -       1,385,199
   Depreciation and amortization                            -          282,694           429,110          1,324,871       3,458,369
   Impairment loss on software                              -                -         1,308,520                  -       1,308,520
   General and administrative                         258,647        4,524,965        10,630,991          9,925,249      33,649,815
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         258,647        4,807,659        13,753,820         11,250,120      39,801,903
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER EXPENSE                            (258,647)      (4,807,659)      (13,722,531)       (11,250,120)    (39,731,708)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Gain on release of debt                                  -                -            73,003                  -          73,003
   Interest expense                                   (35,344)               -           (58,948)                 -         (58,948)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (35,344)               -            14,055                  -          14,055
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE TAX                                      (293,991)      (4,807,659)      (13,708,476)       (11,250,120)    (39,717,653)

INCOME TAX EXPENSE                                          -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (293,991)      (4,807,659)      (13,708,476)       (11,250,120)    (39,717,653)

DIVIDENDS ON PREFERRED STOCK                                -          (28,315)                -           (187,315)       (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $     (293,991) $    (4,835,974)  $   (13,708,476) $     (11,437,435) $  (39,904,968)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.09) $         (1.65)  $         (4.20) $           (3.93)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               3,273,059        2,936,732         3,266,100          2,908,238
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended               1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         1999                1998               1999
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $      (13,708,476) $      (11,250,120) $    (39,717,653)
   Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                        429,110           1,324,871         3,458,369
       Loss on disposal of fixed assets                                   1,385,199                   -         1,385,199
       Impairment loss on software                                        1,308,520                   -         1,308,520
       Gain on release of debt                                               73,003                   -            73,003
       Beneficial conversion on issuance of debt                            103,068                   -           103,068
       Amortization of unearned compensation                              5,484,531                   -         5,484,531
       Common stock and warrants                                            217,124          10,757,558        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                       470,452            (419,481)         (119,038)
     Increase (decrease) in accounts payable and accrued
      expenses                                                            1,181,244             215,346         2,254,690
     Increase in accrued liabilities - related party                        203,049                   -           203,049
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided (Used) by Operating Activities                  (2,853,176)            628,174       (12,645,456)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                            (115,718)         (1,515,915)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                               (115,718)         (1,515,915)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                   252,500                   -           968,769
   Common stock issued for cash                                             270,602           2,549,907        13,624,829
   Payments on notes payable                                                      -             (15,642)         (306,637)
   Proceeds from issuance of notes payable - related party                  200,000                   -           200,000
   Receipt of subscription receivable                                       779,900                   -           779,900
   Capital contributed by the Company's president                            45,314                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                          1,548,316           2,534,265        15,312,175
                                                                 ------------------  ------------------  ----------------

NET INCREASE (DECREASE) IN CASH                                          (1,420,578)          1,646,524            20,244

CASH AT BEGINNING OF PERIOD                                               1,440,822              32,910                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           20,244  $        1,679,434  $         20,244
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended               1993 through
                                                                              September 30,                 September 30,
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         Property and Equipment
         ----------------------

         In June 1999, the Company's assets were seized by landlords and sold to off set amounts owing for rent. The Company realized a loss on disposal of the fixed assets of $1,385,199.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 1999 and 1998

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

         Computer Software
         -----------------

         Because of minimal sales in 1999 and no sales through January 2003 the Company determined that the software value has been fully impaired. The impairment loss recognized was $1,308,520.

         Commitments and Contingencies
         -----------------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 1999 and 1998

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

         Commitments and Contingencies (Continued)
         ----------------------------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 1999 and 1998

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 1999 and 1998

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

         Consulting Agreements (Continued)
         ---------------------------------

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

     Business Overview
     ------------------

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

     Results of Operations
     ---------------------

     Net revenues for the nine months and three months ended September 30, 1999 were $41,901 and $-0-, respectively, compared to no revenues in the same periods of 1998. The Company had a operating expenses of $13,753,820 and $258,647 for the nine and three months ending September 30, 1999, compared to $11,250,120 and $4,807,659 for the comparative periods of 1998.

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

     The Company had a net loss of $13,708,476 and $293,911 for the nine months and three months ended September 30, 1999 compared to $11,437,435 and $4,835,974 for the same periods of 1998. The increase is due to the start up and shut down of the product sales effort described above.

     Liquidity
     ---------

     During the nine months ended September 30, 1999, the Company used cash of $2,853,176 in its operations compared to $628,174 of cash provided in the nine months ended September 30, 1998. The Company received $270,602 from the sale of its common stock in the first nine months of 1999 compared to $2,549,907 in September of 1998. The Company had cash on hand of $20,244 as of September 30, 1999. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

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

     Tina Alexander v. GK Intelligent Systems, Inc., Gary Kimmons, and Gerald Allen. The company was a defendant in Civil Action No. H-00-4333 filed August of 1999, Tina Alexander v. GK Intelligent Systems, Inc., Gary Kimmons, and Gerald Allen. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     11500 Northwest, L.P. v. GK Intelligent Systems, Inc. The company is a defendant in Civil Action No. 718504 filed on June 21, 1999 in the District Court in Harris County Texas. 11500 Northwest is claiming a breach of a lease agreement for office space. 11500 Northwest are seeking to recover past due rent, broker fees, tenant improvement costs, and loss of future rental income in the amount of $83,554.29. The Company denies any liability to the plaintiff, and intends to vigorously defend the lawsuit.

     Marathon Oil Company v. GK Intelligent Systems, Inc. The company was a defendant in Civil Action No. 1999-36464, filed July 15, 1999 in the District Court of Harris County Texas. The claim was for past due rent and fees. The matter was settled via default judgment on August 31, 1999.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

         None.

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

         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3     Certification Pursuant to Section 906 of 18 U.S.C. Section 1350

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