Form 10QSB
period 2000-03-31
GK INTELLIGENT SYSTEMS INC
filed 2003-03-27
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              76-0513297
 ------------------------------                              -----------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2000, was 7,023,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2000

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

     Item 6.   Exhibits and Reports on Form 8-K .......................... 17

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                  March 31,
                                                                    2000
                                                                 ------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                          $          -
   Prepaid expenses                                                    82,871
                                                                 -------------

     Total Current Assets                                              82,871
                                                                 -------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 -------------

     TOTAL ASSETS                                                $     82,871
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,358,464
   Accrued liabilities                                              1,212,415
   Accrued liabilities - related parties                              398,629
   Notes payable                                                      382,500
   Notes payable - related parties                                    200,000
                                                                 -------------

     Total Current Liabilities                                      3,552,008
                                                                 -------------

     TOTAL LIABILITIES                                              3,552,008
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 7,023,059 shares
     issued and outstanding                                             7,023
   Additional paid-in capital                                      37,512,823
   Accumulated deficit                                            (40,988,983)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (3,469,137)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     82,871
                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                                                           For the Three               on October 4,
                                                                                           Months Ended                1993 through
                                                                                             March 31,                   March 31,
                                                                                 ----------------------------------
                                                                                      2000               1999              2000
                                                                                 ---------------  -----------------  --------------
REVENUES                                                                         $             -  $          13,478  $      100,156

Cost of sales                                                                                  -              5,224          29,961
                                                                                 ---------------  -----------------  --------------

   Gross margin                                                                                -              8,254          70,195
                                                                                 ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                                                            -                  -       1,385,199
   Depreciation and amortization                                                               -            429,110       3,458,369
   Impairment loss on software                                                                 -                  -       1,308,520
   General and administrative                                                            177,247          4,284,708      34,511,834
                                                                                 ---------------  -----------------  --------------

     Total Costs and Expenses                                                            177,247          4,713,818      40,663,922
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                      (177,247)        (4,705,564)    (40,593,727)
                                                                                 ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Gain on release of debt                                                                     -                  -          73,003
   Interest expense                                                                      (88,835)                 -        (280,944)
                                                                                 ---------------  -----------------  --------------

     Total Other Income (Expense)                                                        (88,835)                 -        (207,941)
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                                                                (266,082)        (4,705,564)    (40,801,668)

INCOME TAXES                                                                                   -                  -               -
                                                                                 ---------------  -----------------  --------------

NET LOSS                                                                                (266,082)        (4,705,564)    (40,801,668)

DIVIDENDS ON PROFFERED STOCK                                                                   -                  -        (187,315)
                                                                                 ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                                    $      (266,082) $      (4,705,564) $  (40,988,983)
                                                                                 ===============  =================  ==============

BASIC LOSS PER SHARE                                                             $         (0.04) $           (1.45)
                                                                                 ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                                  7,023,059          3,253,184
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                                Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (266,082) $       (4,705,564) $    (40,801,668)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -             429,110         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                                    -                   -            73,003
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                      -           1,640,626         5,484,531
       Common stock and warrants                                                  -                   -        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                        18,084            (308,380)          (82,871)
     Increase (decrease) in accounts payable and accrued
      expenses                                                              120,046             702,767         3,014,282
     Increase in accrued liabilities - related party                        127,952                   -           398,629
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                      -          (2,241,441)      (12,738,132)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -            (115,718)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -            (115,718)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Common stock issued for cash                                                   -           1,049,900        13,624,829
   Payments on notes payable                                                      -              (6,262)         (364,205)
   Proceeds from issuance of notes payable - related party                        -                   -           200,000
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                                  -           1,043,638        15,384,607
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -          (1,313,521)                -

CASH AT BEGINNING OF PERIOD                                                       -           1,440,822                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $          127,301  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                               Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $                -  $                -  $        111,341
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $                -  $                -  $         42,738



   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999

NOTE 3 -      SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

              Commitments and Contingencies (Continued)
              -----------------------------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2000 and 1999

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

     Results of Operations
     ---------------------

     Net revenues for the three months ended March 31, 2000 and 1999 were $-0-and $13,478, respectively. The Company had a operating expenses of $177,247 for the three months ending March 31, 2000 compared to $4,713,818 for the comparative period of 1999.

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

     The Company had a net loss of $266,082 for the three months ended March 31, 2000 compared to $4,705,564 for the same period of 1999. The decrease is due to the start up and shut down of the product sales effort described above. In the first quarter of 2000, the Company was inactive.

     Liquidity
     ---------

     During the three months ended March 31, 2000, the Company used cash of $-0-in its operations compared to $2,241,441 in the three months ended March 31, 1999. The Company received no cash from the sale of its common stock in the first three months of 2000 compared to $1,049,900 in the first quarter of 1999. The Company had no cash on hand as of March 31, 2000. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

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

     Green Tree Vendor Services Corporation v. Gary Kimmons, individually and D/B/A GK Intelligent Systems, Inc. The Company was made a defendant in Civil Action 723356 filed in October of 1999 in the District Court in Harris County Texas. Green Tree is claiming breach of lease and requesting monies owed under said contract along with additional fees. The Company intends to vigorously defend the lawsuit.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024.40.

     Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. On December 10, 1999 the Company was made a defendant in case number 721,308-001. On March 3, 2000 a judgment was filed with the clerk in favor of the plaintiffs in the amount of $29,854.67 in damages, fees and costs. This amount is subject to interest until paid in full.

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