Form 10QSB
period 2000-06-30
GK INTELLIGENT SYSTEMS INC
filed 2003-03-27
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2000; or

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

                    2602 Yorktown Place, Houston, Texas 77056
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (713) 626-1504
               -------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 30, 2000, was 7,023,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2000

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

     Item 2.   Management's Discussion and Analysis or
                    Plan of Operation .................................... 12

     Item 3.   Controls and Procedures ................................... 14

Part II. Other Information

     Item 1.   Legal Proceedings ......................................... 14

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

     Item 6.   Exhibits and Reports on Form 8-K .......................... 17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                  June 30,
                                                                    2000
                                                                 ------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                          $          -
   Prepaid expenses                                                    64,788
                                                                 -------------

     Total Current Assets                                              64,788
                                                                 -------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 -------------

     TOTAL ASSETS                                                $     64,788
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,358,464
   Accrued liabilities                                              1,333,337
   Accrued liabilities - related parties                              474,167
   Notes payable                                                      382,500
   Notes payable - related parties                                    200,000
                                                                 -------------

     Total Current Liabilities                                      3,748,468
                                                                 -------------

     TOTAL LIABILITIES                                              3,748,468
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 7,023,059 shares
     issued and outstanding                                             7,023
   Additional paid-in capital                                      37,512,823
   Accumulated deficit                                            (41,203,526)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (3,683,680)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     64,788
                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                       For the Six              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                          June 30,                           June 30,                    June 30,
                                               -------------------------------   ----------------------------------
                                                    2000             1999               2000             1999              2000
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $        28,423   $             -  $          41,901  $      100,156

Cost of sales                                               -            5,388                 -             10,612          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -           23,035                 -             31,289          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -        1,385,199                 -          1,385,199       1,385,199
   Depreciation and amortization                            -                -                 -            429,110       3,458,369
   Impairment loss on software                              -        1,308,520                 -          1,308,520       1,308,520
   General and administrative                         123,082        6,087,636           300,329         10,372,344      34,634,916
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         123,082        8,781,355           300,329         13,495,173      40,787,004
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (123,082)      (8,758,320)         (300,329)       (13,463,884)    (40,716,809)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Gain on release of debt                                  -           73,003                 -             73,003          73,003
   Interest expense                                   (91,461)         (23,604)         (180,296)           (23,604)       (372,405)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (91,461)          49,399          (180,296)            49,399        (299,402)
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                             (214,543)      (8,708,921)         (480,625)       (13,414,485)    (41,016,211)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (214,543)      (8,708,921)         (480,625)       (13,414,485)    (41,016,211)

DIVIDENDS ON PROFFERED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $     (214,543) $    (8,708,921)  $      (480,625) $     (13,414,485) $  (41,203,526)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.03) $         (2.66)  $         (0.07) $           (4.11)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               7,023,059        3,273,059         7,023,059          3,262,797
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (480,625) $      (13,414,485) $    (41,016,211)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -             429,110         3,458,369
       Loss on disposal of fixed assets                                           -           1,385,199         1,385,199
       Impairment loss on software                                                -           1,308,520         1,308,520
       Gain on release of debt                                                    -              73,003            73,003
       Beneficial conversion on issuance of debt                                  -             103,068           103,068
       Amortization of unearned compensation                                      -           5,484,531         5,484,531
       Common stock and warrants                                                  -             217,124        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                        36,167             452,369           (64,788)
     Increase (decrease) in accounts payable and accrued
      expenses                                                              240,968           1,118,791         3,135,204
     Increase in accrued liabilities - related party                        203,490             135,422           474,167
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                      -          (2,707,348)      (12,738,132)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -            (115,718)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -            (115,718)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -             100,000         1,098,769
   Common stock issued for cash                                                   -             270,602        13,624,829
   Payments on notes payable                                                      -                   -          (364,205)
   Proceeds from issuance of notes payable - related party                        -             200,000           200,000
   Receipt of subscription receivable                                             -             779,900           779,900
   Capital contributed by the Company's president                                 -              45,314            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                                  -           1,395,816        15,384,607
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -          (1,427,250)                -

CASH AT BEGINNING OF PERIOD                                                       -           1,440,822                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $           13,572  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                                                Since
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $                -  $                -  $        111,341
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $          217,124  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $                -  $           42,738  $         42,738


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

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

NOTE 3 -      SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

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

     To fund its operations, the Company commenced a private placement in November 1998, which was closed in early May 1999 after raising $3,373,000 for the sale of 1,686,500 shares of its common stock. Due to increased marketing costs associated with product rollout the Company needed additional capital. Unable to secure necessary capital from institutional sources, the Company attempted a private placement in May 1999 wherein it offered 2.4 million units at $2.00 per unit with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. As of May 13, 1999, no funding had occurred under the new private placement.

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

     Results of Operations
     ---------------------

     Net revenues for the three months and six months ended June 30, 2000 and 1999 were $-0-, $-0-, $41,901 and $28,423, respectively. The Company had operating expenses of $300,329 for the six months ending June 30, 2000 compared to $13,495,173 for the comparative period of 1999. The Company had operating expenses of $123,082 for the three months ended June 30, 2000 compared to $8,781,355 for the same period in 1999.

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

     The Company had a net loss of $214,543 for the three months ended June 30, 2000 compared to $8,708,921 for the same period of 1999. The Company had a net loss of $480,625 for the six months ended June 30, 2000 compared to $13,414,485 for the same period of 1999. The decrease is due to the start up and shut down of the product sales effort described above. In the first six months of 2000, the Company was inactive.

     Liquidity
     ---------

     During the six months ended June 30, 2000, the Company used cash of $-0- in its operations compared to $2,707,348 in the six months ended June 30, 1999. The Company received no cash from the sale of its common stock in the first six months of 2000 compared to $270,602 in the first six months of 1999. The Company had no cash on hand as of June 30, 2000. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

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