Form 10QSB
period 2000-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-03-27
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                76-0513297
 ------------------------------                             ------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                    2602 Yorktown Place, Houston, Texas 77056
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (713) 626-1504
                ------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2000, was 7,023,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2000

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

     Item 6.   Exhibits and Reports on Form 8-K .......................... 17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                 September 30,
                                                                    2000
                                                                 ------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                          $          -
   Prepaid expenses                                                    46,705
                                                                 -------------

     Total Current Assets                                              46,705
                                                                 -------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 -------------

     TOTAL ASSETS                                                $     46,705
                                                                 =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,358,464
   Accrued liabilities                                              1,455,386
   Accrued liabilities - related parties                              551,204
   Notes payable                                                      382,500
   Notes payable - related parties                                    200,000
                                                                 -------------

     Total Current Liabilities                                      3,947,554
                                                                 -------------

     TOTAL LIABILITIES                                              3,947,554
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 7,023,059 shares
     issued and outstanding                                             7,023
   Additional paid-in capital                                      37,512,823
   Accumulated deficit                                            (41,420,695)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (3,900,849)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     46,705
                                                                 =============


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                      For the Nine              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                        September 30,                      September 30,             September 30,
                                               -------------------------------   ----------------------------------
                                                    2000             1999               2000             1999              2000
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $          41,901  $      100,156

Cost of sales                                               -                -                 -             10,612          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -             31,289          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -          1,385,199       1,385,199
   Depreciation and amortization                            -                -                 -            429,110       3,458,369
   Impairment loss on software                              -                -                 -          1,308,520       1,308,520
   General and administrative                         119,056          258,647           419,385         10,630,991      34,753,972
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         119,056          258,647           419,385         13,753,820      40,906,060
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (119,056)        (258,647)         (419,385)       (13,722,531)    (40,835,865)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Gain on release of debt                                  -                -                 -             73,003          73,003
   Interest expense                                   (98,113)         (35,344)         (278,409)           (58,948)       (470,518)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (98,113)         (35,344)         (278,409)            14,055        (397,515)
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                             (217,169)        (293,991)         (697,794)       (13,708,476)    (41,233,380)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (217,169)        (293,991)         (697,794)       (13,708,476)    (41,233,380)

DIVIDENDS ON PREFERRED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $     (217,169) $      (293,991)  $      (697,794) $     (13,708,476) $  (41,420,695)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.03) $         (0.09)  $         (0.10) $           (4.20)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               7,023,059        3,273,059         7,023,059          3,266,100
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (697,794) $      (13,708,476) $    (41,233,380)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -             429,110         3,458,369
       Loss on disposal of fixed assets                                           -           1,385,199         1,385,199
       Impairment loss on software                                                -           1,308,520         1,308,520
       Gain on release of debt                                                    -              73,003            73,003
       Beneficial conversion on issuance of debt                                  -             103,068           103,068
       Amortization of unearned compensation                                      -           5,484,531         5,484,531
       Common stock and warrants                                                  -             217,124        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                        54,250             470,452           (46,705)
     Increase (decrease) in accounts payable and accrued
      expenses                                                              363,016           1,181,244         3,257,252
     Increase in accrued liabilities - related party                        280,528             203,049           551,205
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                      -          (2,853,176)      (12,738,132)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -            (115,718)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -            (115,718)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -             252,500         1,098,769
   Common stock issued for cash                                                   -             270,602        13,624,829
   Payments on notes payable                                                      -                   -          (364,205)
   Proceeds from issuance of notes payable - related party                        -             200,000           200,000
   Receipt of subscription receivable                                             -             779,900           779,900
   Capital contributed by the Company's president                                 -              45,314            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                                  -           1,548,316        15,384,607
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -          (1,420,578)                -

CASH AT BEGINNING OF PERIOD                                                       -           1,440,822                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $           20,244  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                                               Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999


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

              Private Placement Memorandum
              -----------------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999

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

     CAUTIONARY FORWARD - LOOKING STATEMENT
     ---------------------------------------

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

     Results of Operations
     ----------------------

     Net revenues for the three months and nine months ended September 30, 2000 and 1999 were $-0-, $-0-, $-0- and $41,901, respectively. The Company had operating expenses of $119,056 for the three months ending June 30, 2000 compared to $258,647 for the comparative period of 1999. The Company had operating expenses of $419,385 for the nine months ended September 30, 2000 compared to $13,753,820 for the same period in 1999.

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

     The Company had a net loss of $217,169 for the three months ended September 30, 2000 compared to $293,991 for the same period of 1999. The Company had a net loss of $697,794 for the nine months ended September 30, 2000 compared to $13,708,476 for the same period of 1999. The decrease is due to the start up and shut down of the product sales effort described above. In the first nine months of 2000, the Company was inactive.

     Liquidity
     ---------

     During the nine months ended September 30, 2000, the Company used cash of $-0- in its operations compared to $2,853,176 in the nine months ended September 30, 1999. The Company received no cash from the sale of its common stock in the first nine months of 2000 compared to $270,602 in the first nine months of 1999. The Company had no cash on hand as of September 30, 2000. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

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

     U.S. Quest, Ltd. and Jacody Financial, Inc. v. Gary Kimmons and GK Intelligent Systems, Inc. The Company is an appellee in Cause No. 99-20361; U.S. Quest, Ltd. and Jacody Financial, Inc. v. Gary Kimmons and GK Intelligent Systems, Inc.; in the United States Court of Appeals for the Fifth Circuit. The lawsuit underlying this appeal was filed in January 1998 and alleged, among other things, that the Company is liable to the plaintiffs for violation of state and federal securities laws, breach of contract and quantum meruit. The case arose out of services allegedly furnished by the plaintiffs to the Company, for which plaintiffs claim they did not receive compensation. The case was mediated without settlement in June 1998. In January 1999, Judge Lynn N. Hughes of the United States District Court for the Southern District of Texas granted a summary judgment in the Company's favor. The plaintiffs appealed the district court's summary judgment to the United States Court of Appeals for the Fifth Circuit. The amount of the plaintiffs' demand remains unknown except for their initial claim to 590,000 shares of the Company's Common Stock or $590,000. The Company denies any liability to the plaintiffs, and intends to vigorously defend the appeal. In January 1999, Judge Lynn N. Hughes of the United States District Court for the Southern District of Texas granted a summary judgment in the Company's favor. The plaintiffs appealed the district court's summary judgment to the United States Court of Appeals for the Fifth Circuit. On September 13, 2000, the United States Court of Appeals for the Fifth Circuit affirmed the district court's granting of summary judgment in favor of the Company and Mr. Kimmons.

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

     11500 Northwest, L.P. v. GK Intelligent Systems, Inc. The Company is a defendant in Civil Action No. 718504 filed on June 21, 1999 in the District Court in Harris County Texas. 11500 Northwest is claiming a breach of a lease agreement for office space. 11500 Northwest are seeking to recover past due rent, broker fees, tenant improvement costs, and loss of future rental income in the amount of $83,554.29. On July 14, 2000, the Court dismissed the case.

     Green Tree Vendor Services Corporation v. Gary Kimmons, individually and D/B/A GK Intelligent Systems, Inc. The Company was made a defendant in Civil Action 723356 filed in October of 1999 in the County Civil Court in Harris County Texas. Green Tree is claiming breach of lease and requesting monies owed under said contract along with additional fees. The Company intends to vigorously defend the lawsuit.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024.

     Time, Inc. v. GK Intelligent Systems, Inc. dba GK Computer Software. The Company was made a Defendant in Civil Action 740401 on September 6, 2000 in County Civil Court in Harris County Texas. The plaintiff is seeking recovery of monies pursuant to a breached lease agreement. The Company intends to vigorously defend the lawsuit.

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