Form 10KSB
period 2000-12-31
GK INTELLIGENT SYSTEMS INC
filed 2003-03-28
CIK 1024095

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its charter)

         Delaware                                                76-0513297
 ------------------------------                               ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                    2602 Yorktown Place, Houston, Texas 77056
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 626-1504
                  --------------------------------------------
                (Issuer's Telephone Number, including Area Code)



     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Per Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the most recent fiscal year ended December 31, 2000, were approximately $-0-. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2000 based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $136,034. The number of shares of the Registrant's common stock converted and outstanding on December 31, 2000 was 7,023,059 (post-reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]
================================================================================

                                TABLE OF CONTENTS

ITEMS                                                                      PAGE
                                     PART I

Item 1.       Description of Business ....................................  4
Item 2.       Description of Property ....................................  14
Item 3.       Legal Proceedings ..........................................  14
Item 4.       Submission of Matters to a Vote of Security Holders ........  15

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters ...  16
Item 6.       Management's Discussion and Analysis or Plan of Operation ..  17
Item 7.       Financial Statements .......................................  18
Item 8.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .....................  18

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act .......  19
Item 10.      Executive Compensation .....................................  20
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ...............  22
Item 12.      Certain Relationships and Related Transactions .............  23
Item 13.      Exhibits and Reports on Form 8-K ...........................  24
Item 14.      Controls and Procedures ....................................  24

                              CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for GK Intelligent Systems, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     o the success or failure of management's efforts to implement their business strategy;

     o the ability of the Company to raise sufficient capital to meet operating requirements;

     o    the uncertainty of consumer demand for our product;

     o the ability of the Company to protect its intellectual property rights;

     o the ability of the Company to compete with major established companies;

     o    the effect of changing economic conditions;

     o    the ability of the Company to attract and retain quality employees;
          and

     o    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

     Business Development
     --------------------

     GK Intelligent Systems, Inc. was formed in Delaware on February 26 1988 under the name "Technicraft Financial, Ltd." In October 1991, its name was changed to LBM-US, Inc. ("LBM"). Pursuant to an agreement effective August 1994, GK Intelligent Systems, Inc., a Texas corporation ("GK-Texas"), transferred all of its assets and liabilities to LBM, a Delaware shell corporation with no significant assets or liabilities, in exchange for 675,892 (post reverse-split adjusted) shares of LBM common stock. The remaining 96,327 (post reverse-split adjusted) shares of LBM common stock out of a total of 772,219 (post reverse-split adjusted) shares outstanding were retained by the former owners of LBM in a transaction treated for accounting purposes as a purchase of the Company by GK-Texas, referred to as a "reverse merger", thus making GK-Texas a wholly owned subsidiary of LBM. Of the LBM shares of common stock issued to GK-Texas, a total of 637,500 (post reverse-split adjusted) shares were issued to Gary F. Kimmons and his family partnership. Mr. Kimmons had formed GK-Texas, a Texas corporation, in February 1994 to produce and market multimedia, skill-oriented training and performance support systems using artificial intelligence. Mr. Kimmons had formed I-Net Intelligent Systems, Inc., a Delaware corporation ("I-NET (Delaware)"), prior to forming GK-Texas. In October 1993, I-NET (Delaware) had contracted with AT&T to develop the SMART ONE(R) training program template pursuant to an industrial design services agreement ("AT&T Agreement"). In February 1994, the intellectual property and all rights and obligations under the AT&T Agreement were assigned by I-NET (Delaware) to GK-Texas. In August 1994, after acquiring all of the technology of GK-Texas in the reverse merger, the Company changed its name to GK Intelligent Systems, Inc.

     In November 1995, the Company acquired from Microelectronics and Computer Technology Corporation ("MCC") the non-exclusive, worldwide, perpetual right and license to use various computer software tools and languages (referred to as "CARNOT" technology) through the issuance to MCC of 88,333 (post reverse-split adjusted) shares of the Company's preferred stock, which was subsequently converted into 88,333 (post reverse-split adjusted)shares of Company common stock. MCC is a consortium of corporations, public and non-profit agencies and universities who are cooperating and sharing information and technology in order to gain competitive business advantages for its members. The Company is not a member of MCC. To date, no final products have been developed using the CARNOT technology, and there can be no assurance that any products will be developed using the CARNOT technology.

     In August 1995, the stockholders of the Company amended and restated its Certificate of Incorporation in its entirety primarily to increase the number of shares of capital stock and to adopt more favorable officers and director's indemnification and limitation of liability provisions available under Delaware law. In September 1997, after approval by the boards of directors and majority stockholders of both companies, the wholly owned subsidiary GK-Texas was merged into the Company. In May 1998, the stockholders of the Company amended the Certificate of Incorporation to increase the number of shares of common stock ("Common Stock"). In August 1998, the Company adopted a calendar year end that became effective December 31, 1998.

     The Company has never filed for bankruptcy, receivership or similar proceeding nor has the Company been a party to any reclassifications, mergers, consolidations, or purchased or sold a significant amount of assets not in the ordinary course of business other than those mentioned above.

     Business of Issuer
     ------------------

     GK Intelligent Systems, Inc., with its headquarters currently at 2602 Yorktown Place, Houston, Texas 77056, develops intelligent training software that adapts to the learning styles and abilities of individual users. Around the Web in 80 Minutes was the Company's first consumer product based on the Company's Smart One technology, which combines artificial intelligence, multimedia technology and advanced instructional techniques to deliver training more efficiently and cost-effectively than traditional computer-based training.

     Now resurrecting its operations after a period of dormancy, the Company has the opportunity to become a key player in a new and emerging "intelligent performance support" ("IPS") market, with the development of advanced learning products/services as its initial focus. The Company is developing and marketing intelligent training software to move into additional IPS markets. IPS promises to deliver relevant expert assistance to those desiring timely guidance and support as they perform their daily activities. In addition to expanding its focus to new areas of the IPS market other than education/learning, the Company will shift its emphasis to the licensure of its technology and the acquisition of key service entities with potential IPS clientele to derive revenues rather than the production and marketing of products. Management believes that by pursuing this strategy, the Company will be able to enhance its revenues in a shorter period of time.

     The Company was formed in 1994 and became an AMEX company in 1998. During its operation, the company has affiliated itself with internationally known entities such as AT&T, the US Dept of Transportation, NCR Corporation, Microelectronics Computer Consortium, Radio Shack, National Geographic, The Smithsonian, AOL, and other notable entities.

     Early in 1998, it's learning technology, Smart OneSM, was designated as an official flagship (software) technology of the United Nations. The Director of Global Technology for the UN, Dr. Joseph Ben Dak, joined the Board to facilitate a global implementation. In the summer of 1998, a co-founder of Compaq Computer Corporation, Rod Canion, joined the Company and shifted its emphasis to the consumer marketplace. Mr. Canion departed prematurely in August of 1998. Shortly thereafter, in early 1999, the Company developed its first product, Around the Web in 80 Minutes, targeting the vast market of those desiring to learn how to use the Internet.

     Approximately thirty thousand copies of the product were sold retail. The retailers of America selected the Company and its product as "best new technology", "best retail marketing strategy" and "best overall for show" at their Retail XChange conference in February 1999. Around the Web In 80 Minutes was distributed internationally by three large software distributors in America. In April and May of 1999, the Company worked on an Internet Explorer version of the product in conjunction with AOL, and had completed a beta version of the new product ready for AOL market testing.

     However, the Company, suffering from a precipitous drop in its stock price linked to Mr. Canion's premature departure, encountered difficulty in securing the capital necessary to sustain its growth and brand its product. The Company closed its doors in June 1999 with approximately $4 million in outstanding debt.

     The Company terminated all of its employees, except its President by December 1999. All of the Company's tangible assets were lost to the landlord's of the abandoned offices. The Company's receivables were uncollectible and written off. The inventory was liquidated or abandoned. Only the Company's intangible technology rights remained, however they were written down to a $-0-book value because the Company is unable to establish its ability to successfully market the products.

     During its dormancy, the Company received numerous inquiries from other entities inquiring about the possibility of a restructuring and/or merger opportunities.

     Products and Services
     ---------------------

     The Company has developed an interactive software for use by companies to better serve their customers needs. The software gathers data from interacting with individuals in various settings. The data is used to develop a profile of the individual's preferences and interests. Using this profile the company is able to offer to the customer tailored services and products. The Company believes that this software will be particularly useful to Internet based marketers because they interact with their customers using computers. The Company has identified several markets where it intends to commence its services. These include the music and sports markets.

     Marketing and Distribution
     --------------------------

                  None.

     Recent Developments
     -------------------

                  None.

     Strategic Alliances
     -------------------

                  None.

     Competitive Business Conditions
     -------------------------------

     The Company intends to offer its services to internet marketers of services and products. Most of these companies accumulate data on their customers however the Company does not believe that any other company has interactive technology, which determines the customer's interests and preferences.

     Raw Materials and Supplies
     ---------------------------

     The Company does not utilize any specialized raw materials. All necessary required materials, if any, are readily available. The Company is not aware of any existing or future problem that will materially affect the source and availability of any such materials, which would be required by the Company.

     Dependence On One or a Few Major Customers
     ------------------------------------------

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. Through the widespread use of the Company's subsidiaries products and services, in multimedia, e-commerce, publishing, Internet and other developing industries, the Company will continue to increase its customer. The Company had no customers in 2000.

     Intellectual Property and Proprietary Rights
     --------------------------------------------

     The Company currently holds two registered U.S. trademarks. The mark "SMART ONE," Trademark Registration 2095594, was registered on September 9, 1997. The mark "SMART ENTERPRISE," Trademark Registration 2267846, was registered on August 3, 1999.

     Need for Government Approval
     ----------------------------

     With the exception of the requirement that the Company and its subsidiaries be registered or qualified to do business in the States and foreign countries in which they will be doing business, the software products developed and sold by the Company are not subject to approval of any government regulation.

     Effect of Existing or Probable Governmental Regulations
     -------------------------------------------------------

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the Company is subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and annual reports on Form 10-QSB with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

     Research and Development
     ------------------------

     The Company has not performed any research or development of its technology in either of the last two fiscal years. The Company will need to raise additional capital to fund the research and development needed to make the technology fully functional and marketable.

     Environmental Regulations
     -------------------------

     The Company does not plan to manufacture the products that are derived from the application and use of its technology. The Company does not believe that it is affected by any rules, which have been enacted or adopted regulating the discharge of material into the environment. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

     Employees
     ---------

     As of December 31, 2000, the Company has one employee, Mr. Gary Kimmons. No union or any other form of collective bargaining unit represents any employee. All employees are subject to employment agreements with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employee and secure additional employees.

                             CERTAIN BUSINESS RISKS
                             ======================

     The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations.

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     Risk that the Company's Common Stock may be deemed a "Penny Stock."
     ------------------------------------------------------------------

     The Company's common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks
(i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets of less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars ($5.00) of more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report the Company's common stock has a price less than $5.00.

     If the Company's Common Stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's Common Stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Competition.
     ------------

     There are several corporations, firms and individuals engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial wherewithal, and technical and personnel resources than the Company or its subsidiaries. Some of the Company's competitors have longer operating histories. In addition, certain of the Company's competitors offer a wider range of products than the Company, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Certain of the Company's competitors also have greater name recognition and larger customer bases that could be leveraged, thereby making it difficult for the Company to gain market share. Such competitors could conduct more extensive promotional activities and offer better terms and lower prices to customers than the Company can.

     In certain instances, the Company is competing with such organizations for the same customers. In addition, competition among software developers exists for experienced technical and other personnel. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on the Company's business, financial condition and operating results. While the Company hopes to be competitive with other companies, there can be no assurance that such will be the case.

     Volatile and Limited Market for Common Stock.
     --------------------------------------------

     As of December 31, 2002, the Company's common stock was quoted on the "OTC Bulletin Board" under the symbol "GKIS." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

     The market price of the Company's Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond the Company's control, including: annual variations in operating results; announcements of technological innovations or new software, services or products by the Company or its competitors; and changes in financial estimates and recommendations by securities analysts. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of the Company's attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Dependence on Key Employees and Need for Additional Management and
     Personnel.
     ------------------------------------------------------------------

     Historically, the Company has been heavily dependent on the ability of Gary
F. Kimmons who has contributed essential technical and management experience. The loss of Mr. Kimmons services would have a material adverse effect on the Company's business. However, Mr. Kimmons interests are closely aligned with those of the Company due to his large ownership interest in the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace Mr. Kimmons should he become unavailable.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as, the continued service of its key technology and management personnel and its ability to identify, hire and retain additional qualified personnel, particularly those in the field of computer programming. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

     Unascertainable Risks Associated with Potential Future Acquired Businesses.
     ---------------------------------------------------------------------------

     To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Risks Associated with Acquisitions and Strategic Relationships.
     ---------------------------------------------------------------

     The Company may acquire other companies or technologies and regularly evaluates such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets; and potential loss of key employees of acquired companies. The Company has limited experience in assimilating acquired organizations into our operations.

     No assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results. The Company has established a number of strategic relationships with online and Internet service providers and software and information service providers. Additionally, there can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. The Company may not develop any new such relationships in the future.

     Due to the foregoing factors, annual revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of the Company's operating results will not necessarily be meaningful and they should not be relied on as any indication of future performance. The Company's future annual operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of the Company's Common Stock. Additionally, to the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks.

     Conflicts of Interest; Related Party Transactions.
     --------------------------------------------------

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Although there is no formal bylaw, stockholder resolution or agreement authorizing any such transaction, corporate policy does not forbid it and such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of all factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions. It is the Company's intention that all future transactions be entered into on such terms as if negotiated at arms length, unless the Company is able to receive more favorable terms from a related party.

     Risks Associated with Significant Fluctuations in Annual Operating Results.
     --------------------------------------------------------------------------

     The Company expects to experience large fluctuations in future annual operating results that may be caused by many factors, including the timing of introductions or enhancements to its software products by the Company or its competitors; market acceptance of such newly introduced or upgraded products; the pace of development of the market for the Company's software products; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

     Risks Associated with Management of a Changing Business.
     --------------------------------------------------------

     The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional skilled personnel, including persons with experience in software development, marketing and sales. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable persons in the future. The Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates.

     If the Company's revenues do not keep up with operating expenses, the Company's production and release of new and upgraded products do not meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there could be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use and demand for the Company's software products may strain the Company's ability to adequately expand.

     Risks Associated with Delays in Introduction of New Services and Products.
     --------------------------------------------------------------------------

     The Company's future success depends in part on the Company's ability to develop and enhance the Company's software products. There are significant technical risks in the development of new products or enhanced versions of existing products. There can be no assurance that the Company will be successful in achieving any of the following: effectively using new technologies; adapting the Company's products to emerging industry standards; developing, introducing and marketing product enhancements; or developing, introducing and marketing new products. The Company may also experience difficulties that could delay or prevent the development, introduction or marketing of these products. Additionally, these new products may not adequately meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce enhanced or new products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected.

     Risks Associated with Dependence on Intellectual Property Rights.
     -----------------------------------------------------------------

     The Company does not presently hold any patents, but does hold a registered copyright for the mark "Smart One." The Company intends to seek additional copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of products or under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks.

     The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently.

     Policing unauthorized use of the Company's technology is made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of software or other data. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

     There can be no assurance that the steps the Company takes will prevent misappropriation of the Company's technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights; protect the Company's trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Infringement.
     -----------------------------------

     The Company may in the future receive notices of claims of infringement on other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert the Company's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Entering New Markets.
     ------------------------------------------

     One element of the Company's strategy is to leverage the Company's brand names of products that the Company provides. No assurance can be given that the Company will be able to compete successfully in any such new markets. There can be no assurance that the Company's marketing efforts or the Company's pursuit of any new opportunities will be successful. If the Company's efforts are not successful, the Company could realize less than expected earnings, which in turn could result in a decrease in the market value of the Company's Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize the Company's resources.

     Substantial Doubt that the Company Can Continue as a Going Concern.
     --------------------------------------------------------------------

     The Company expects to continue to incur significant capital expenses in pursuing its business plan to market its product and expanding its product line and obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require significant additional funds over the next twelve months. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

     New and Uncertain Markets and Technology; Unproven Market Acceptance.
     ---------------------------------------------------------------------

     Factors that may adversely affect the Company's operating results include, but are not limited to, the Company's ability to attract consumers/users at a steady rate and maintain consumer/user satisfaction, the Company's ability to maintain or increase sales productivity, the introduction of new or enhanced sites and services, the amount of expenditures for online advertising by businesses, the level of use of online services and consumer acceptance of the Internet for services such as those the Company offers, the Company's ability to upgrade and develop its systems and the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business and infrastructure and general economic conditions. The markets for the Company's products and services have only recently begun to develop, are rapidly changing and are characterized by low barriers to entry. There can be no assurance that the markets for the Company's products and services will develop at the pace anticipated and even if the market emerges that it will become economically sustainable. Additionally, it is becoming increasingly important that strategic relationships with larger, more financially sound, and well-known entities be entered into to obtain exposure to a large number of users, sponsors and advertisers. There is no assurance that these strategic relationships can be developed and agreements entered into.

     Future Capital Needs; Uncertainty of Additional Funding.
     --------------------------------------------------------

     No assurance can be given that the Company will be able to conduct its marketing and product development programs as planned, or that changes in the Company's marketing and product development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such proceeds before such time. Contingencies may arise that require the Company to obtain additional funding before that time. The Company's future capital requirements will depend on many factors, including continued product development programs, the magnitude of these programs, the time and expense involved in obtaining new customers, competing technological and market developments, the establishment of additional collaborative arrangements, the costs involved in filing and prosecuting and enforcing copyright and trademark claims, establishing marketing programs and conducting commercialization activities and arrangements for new products and services.

     Substantial Future Sales of Stock; Dilution.
     -------------------------------------------

     There may be substantial sales of the Company stock, common or preferred. Sales of substantial amounts of stock could have a material dilutive effect on shareholders. Additionally, it may be necessary to offer warrants or options to obtain strategic relationships or to raise additional capital. All of these issuances will dilute the holdings of existing shareholders thereby reducing such holder's percentage ownership.

     No Dividends.
     ------------

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

     Risk of Technical Obsolescence.
     ------------------------------

     The Company operates in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other producers, large companies, joint ventures, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and many have substantially greater experience in conducting testing, manufacturing and marketing of products. These entities represent significant long-term competition for the Company. There can be no assurance that developments by others will not render the Company's technologies and future products obsolete or noncompetitive. In addition, the Company's competitors might succeed in developing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. See "Business - Competitive Business Conditions."

     Decreasing Prices for Software.
     -------------------------------

     In the last few years the average price for some categories of software have fallen tremendously. If this trend should affect software that licenses the Company's technology the traditionally high margins will be eroded which will be passed on to the Company in the form of lower revenues. There can be no guarantee that the price of the software utilizing the Company's technology will not decline over the short-term future. Further, competition may cause the Company or those who utilize its technologies to lower prices in the future. It is difficult to raise prices in the industry even if internal costs increase.

     Technology Changes in the Software Industry are Rapid.
     ------------------------------------------------------

     In the past few years software has been produced on different media and in a matter of a few short years the industry has seen its software go from floppy disk to CD-ROM to being offered online. It cannot be known if the Company will be able to rapidly and effectively make the necessary adjustment with its business practices to keep pace and stay competitive in the marketplace.

     Limited Current Sales and Marketing Capability.
     ----------------------------------------------

     The Company has limited experience in sales, marketing and distribution. To market its products, the Company must both hire and retain the necessary personnel to distribute and market the product or enter into collaborative arrangement or distribution agreements with third parties who will market such products or develop its own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to hire or retain the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which the Company will enter into agreements will be successful.

     No Guarantee of Continued Listing on OTC Bulletin Board.
     -------------------------------------------------------

     There is no guarantee that the Company's common stock will continue to be listed on the pink sheets or on any other published medium including but not limited to the OTC Bulletin Board or any publication by the National Quotation Bureau, Incorporated or any by similar successor organizations, or by any member firm of the New York Stock Exchange, or other American Exchange, NASDAQ, or NASD related entity.

     History of Losses; Uncertainty of Future Profitability.
     ------------------------------------------------------

     As of December 31, 2000, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its software products, or achieve customer acceptance.

     Reports to Security Holders
     ---------------------------

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "GK Intelligent Systems."

Item 2. Description of Property.

     The Company has no property, leased or owned at December 31, 2000.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in certain legal actions arising from the ordinary course of business. It is the opinion of management that such litigation, described below, will be resolved without a material adverse effect on the Company's financial position or results of operations.

     Griffin v. GK Intelligent Systems, Inc., et al. In October 1998, the Company, its president and a former officer were named as defendants in a class-action lawsuit; Griffin v. GK Intelligent Systems, Inc., et al.; filed in the Texas District Court of Harris County, Texas, Houston Division, Cause H-98-3847. The plaintiff has alleged violations of the securities laws, common law fraud, conspiracy, negligence, and negligent misrepresentation and is seeking unspecified damages. The plaintiff has also alleged that certain officers and/or directors may have engaged in insider trading. The Plaintiff was seeking to have a class certified for all purchasers of the Company's stock between February 10, 1998 and September 14, 1998, inclusive, and an unspecified amount of damages. The case was removed to Federal Court because the causes of action that were asserted could only have been brought under federal law. A final settlement was reached and the case dismissed with prejudice on October 10, 2000.

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

     Green Tree Vendor Services Corporation v. Gary Kimmons, individually and D/B/A GK Intelligent Systems, Inc. The Company was made a defendant in Civil Action 723356 filed in October of 1999 in the District Court in Harris County Texas. Green Tree is claiming breach of lease and requesting monies owed under said contract along with additional fees. The Court dismissed this case by order on October 20, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     During the period covered by this report no matters were submitted to a vote of the security holders.


                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

     During the period covered by this report, the Company's Common Stock was listed and traded on the Over the Counter Bulletin Board under the symbol "GKIS". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the calendar years ended December 31, 2000 and 1999.

Fiscal 2000                        High                Low
-------------------------------------------------------------------------------
First Quarter(1)                   $1.26               $0.47
Second Quarter(1)                  $0.51               $0.15
Third Quarter(1)                   $0.25               $0.10
Fourth Quarter(1)                  $0.14               $0.025

Fiscal 1999                        High                Low
-------------------------------------------------------------------------------
First Quarter(2)                   $3.6875             $2.4375
Second Quarter(3)                  $2.125              $0.375
Third Quarter(1)                   $0.39               $0.34
Fourth Quarter(1)                  $0.60               $0.25

__________________
     (1) This represents the closing bid information for the stock on the Non-Nasdaq OTC. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     (2) This represents closing sale information on the American Stock Exchange for the period reported.

     (3) This represents closing sale information on the American Stock Exchange for the period through June 24, 1999. On or about June 25, 1999 the stock was no longer listed on the American Stock Exchange.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium.

     Holders
     -------

     There were approximately 425 holders of record of the Company's Common Stock as of December 31, 2000.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Cautionary Forward - Looking Statement
     ---------------------------------------

     This section and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on the Company's fiscal calendar.

     Results of Operations
     ---------------------

     Net revenues for the years ended December 31, 2000 and 1999 were $-0- and $41,901, respectively. The Company had operating expenses of $546,495 for the year ending December 31, 2000 compared to $14,381,024 for 1999. The Company had depreciation expense of $429,110, loss on disposal of fixed assets of $1,385,199 and impairment loss on software of $1,308,520 in 1999. None of these expenses existed in 2000. The Company had general and administrative expenses of $546,495 for the years ended December 31, 2000 compared to $11,258,195 for 1999.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The 1999 depreciation, general and administrative expenses were the result of the Company's efforts to market its products by opening offices through out the eastern United States and the hiring of consultants, software programmers and management personnel. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999 which caused the losses on disposal and impairment of assets. In 2000, the Company's general and administrative expenses were primarily the accrual of officer wages and other expenses incurred in winding down the failed operations.

     The Company had interest expense of $371,214 for the year ended December 31, 2000 compared to $257,340 for 1999. The interest is accrued on the Company's unpaid accounts payable and accrued expenses. In 2000, the Company was inactive.

     Liquidity
     ---------

     During the year ended December 31, 2000, the Company used cash of $-0-in its operations compared to $3,003,420 in 1999. The Company received no cash from the sale of its common stock in 2000 compared to $270,603 in1999. The Company received $-0- in shareholder loans in 2000 compared to $200,000 in 1999. The Company had no cash on hand as of December 31, 2000. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

Item 7. Financial Statements.

     The financial statements filed as a part of this report include:

     Index to Financial Statements ..............................................................    F-1
     Report of Independent Certified Public Accountants .........................................    F-2
     Balance Sheet as of December 31, 2000 ......................................................    F-3
     Statements of Operations for the years ended December 31, 2000 and 1999,
          and the period from inception (October 4, 1993) through December 31, 2000 .............    F-4
     Statements of Stockholders' Equity for the period from
          inception (October 4, 1993) through December 31, 2000 .................................    F-5
     Statements of Cash Flows for the years ended December 31, 2002 and 1999,
          and the period from inception (October 4, 1993) through December 31, 2000 .............    F-9
     Notes to Financial Statements ..............................................................    F-11

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     (a)  Previous Independent Accountants.

          (i) On or about June 15, 1999, BDO Seidman, LLP, resigned as the Company's independent accountants.

          (ii) None of the reports of BDO Seidman, LLP on the financial statements for the fiscal year ended December 1998 and May 31,1998, contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

          (iii) During the fiscal year prior to the date of resignation by BDO Seidman, LLP, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreement(s) in their reports on the consolidated financial statements for such years.

          (iv) During the Company's two most recent fiscal years for which annual reports on Form 10-K, were filed by the Company, through the quarter ended September 30, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

          (v) The Company provided BDO Seidman, LLP, with a copy of the disclosure contained herein, made in response to Item 304 (a) of Regulation S-K. The Company requested BDO Seidman, LLP, to furnish, and BDO Seidman, LLP, furnished to, the Company a letter addressed to the Commission stating that it agreed with the statements made by the Company.

     (b)  Newly Engaged Independent Accountants.

     On September 6, 2002, the Company engaged HJ & Associates, LLC, as its new independent accountants. Through September 6, 2002, neither the Company nor anyone on its behalf consulted HJ & Associates, LLC, regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by HJ & Associates, LLC, on the Company's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a)  Identity of Directors and Executive Officers.

          Name                      Age      Position
          ---------------------------------------------------------------------
          Gary F. Kimmons           49       Chairman of the Board, President
                                             and Chief Executive Officer
                                             and Chief Financial Officer

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     GARY F. KIMMONS, Age 49, has served as chairman of the board of the Company since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

     Directorships
     -------------

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     Family Relationships.
     --------------------

     None

     Involvement in Certain Legal Proceedings.
     -----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

     Section 16 (a) Beneficial Ownership Compliance.
     -----------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2000, none of the officers, directors and more than 10% beneficial owners complied with the above described filing requirements and no filings were made.

Item 10. Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                                                                Long Term Compensation
                                                                                ------------------------------------
                                    Annual Compensation                         Awards                      Payouts
                                    --------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
---------------------------------------------------------------------------------------------------------------------
Gary F. Kimmons          2000    $240,000    0            $0           0            0            0          0
President and CEO        1999    $240,000    0            $0           0            0            0          0


     Employment Contracts
     --------------------

     In March 1998, the Company amended and restated its employment agreement with Mr. Kimmons. The amended agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and a warrant to purchase 400,000 (post reverse split adjusted) shares of Company Common Stock exercisable at a purchase price of $3.125 (post reverse split adjusted) per share (closing market price on the date of grant) which vest at the rate of one-quarter per year over four years. Upon Mr. Kimmon's death, disability or involuntary termination (other than for cause), all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement,
(3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) March 15, 2001. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares,
(2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

     Stock Options and Warrants
     --------------------------

     During 1996 the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("Plan"). Pursuant to the Plan, options to purchase shares of Common Stock may be granted to employees, officers, and directors of the Company. In June 1998, the board of directors approved an increase in the number of authorized options from 100,000 (post reverse-split adjusted) shares to 500,000 (post reverse-split adjusted) shares. Options granted under the Plan generally expire five to ten years after the date of grant. As of December 31, 2000 there were options to purchase 128,650 (post reverse split adjusted) shares were outstanding of which 123,500 were exercisable. As of December 31, 2000 there were also outstanding warrants to purchase 713,659 (post reverse-split shares). For the fiscal year ended December 31, 1998, the Company did not maintain any long-term retirement or other benefit plan.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis and accordingly, all references above to common stock have been restated to show the effect of the reverse split.

     Option Grants Table
     -------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2000.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                         Number Of      % Of Total
                         Securities     Options
                         Underlying     Granted To     Exercise
                         Options        Employees      Or Base
                         Granted        In Fiscal      Price         Expiration
Name                     (#)            Year(%)        ($/Sh)(1)     Date
-------------------------------------------------------------------------------
Gary Kimmons             0              0              0             0

     Option Exercise and Year End-Value Table
     ----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2000, on a post-reverse split adjusted basis:


               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR

                                                       Number Of
                                                       Securities                Value Of
                                                       Underlying                Unexercised
                                                       Unexercised               In-The-Money
                                                       Options At                Options At
                                                       Fy-End(#)                 Fy-End($)(1)
                                                      --------------------------------------------
                         Shares           Value
                         Acquired On      Realized    Exercisable (E)/           Exercisable (E) /
Name                     Exercise(#)      ($)         Unexercisable (U)          Unexercisable (U)
--------------------------------------------------------------------------------------------------
Gary Kimmons             0                0           170,909 (E) / 0 (U)        0 (E) /  0 (U)
                         0                0            29,090 (E) / 0 (U)        0 (E) /  0 (U)
                         0                0           100,000 (E) / 300,000 (U)  0 (E) /  0 (U)

_________________
     (1) Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on December 31, 2000, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities. On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.


Title of                 Name of                                           Amount of           Percent of
Class                    Beneficial Owner                                  Ownership           Class
----------------------------------------------------------------------------------------------------------
Common Stock             Kimmons Family Partnership, Ltd.(1)(2)            495,500             7.05%
Common Stock             Gary F. Kimmons(1)                              1,086,192(3)          15.47%

__________________
     1. The business address of each principal stockholder is the same as the address of the Company's principal executive offices.

     2. Mr. Kimmons is a general partner of a family limited partnership, and as such has the sole voting, investment and disposition power over the 495,500 (post reverse-split adjusted) shares of Common Stock owned by the partnership.

     3. Includes: (i) 495,500 (post reverse-split adjusted) shares owned of record by the Kimmons Family Partnership, Ltd., (ii) a warrant to purchase 170,909 (post reverse-split adjusted) shares and (iii) 200,000 (post reverse-split adjusted) shares of Company Common Stock representing a portion of a warrant to purchase 400,000 (post reverse-split adjusted) shares of Common Stock, which have vested.

     (b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on December 31, 2000, for individuals or entities in the following categories at the Company's fiscal year end: (i) persons known by the Company to own beneficially more than five percent (5%) of the Company's Common stock, (ii) each director, (iii) each Named Executive Officer listed in the "Summary Compensation Table" set forth herein, and (iv) all directors and executive officers as a group.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.


                                            Amount and Nature of Beneficial Ownership
                                            -------------------------------------------
                                                      Presently
Executive Officers, Directors           Common        Exercisable
And Principal Shareholders              Stock         Options         Total     Percent
---------------------------------------------------------------------------------------
Kimmons Family Partnership, Ltd.(1)(2)  495,500        0              495,500    7.05%

Gary F. Kimmons(1)(2)                 1,086,192(3)     0            1,086,192   15.47%

All Directors and Officers            1,086,192(3)     0            1,086,192   15.47%
 as a Group (1 person)

_______________________
     1. The business address of such shareholder is the same as the address of the Company's principal executive offices.

     2. Mr. Kimmons is a general partner of a family limited partnership, and as such has the sole voting, investment and disposition power over the 495,500 (post reverse-split adjusted) shares of Common Stock owned by the partnership.

     3. Includes: (i) 495,500 (post reverse-split adjusted) shares owned of record by the Kimmons Family Partnership, Ltd., (ii) a warrant to purchase 170,909 (post reverse-split adjusted) shares, and (iii) options to purchase 29,090 (post reverse-split adjusted) shares of Common Stock. Includes 100,000 (post reverse-split adjusted) shares of Company Common Stock representing a portion of a warrant to purchase 400,000 (post reverse-split adjusted) shares of Common Stock, which have vested.

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.


     At December 31, 2000, the Company had two unsecured notes payable - related party totaling $200,000, to directors of the Company bearing an imputed interest rate of 10% per annum. These notes payable-related party are due on demand and are currently in default.

     Interest expense related to these note payable - related parties for the years ended December 31, 2000 and 1999 was $20,000 and $13,750, respectively.

Item 13. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.


         Exhibit         Description
         -------         -------------------------------------------------------------------
         2.1(+)          Certificate of Merger
         3.1(+)          Certificate of Incorporation of the Company, and Amendments thereto.
         3.2(+)          By-laws of the Company
         3.3(+)          Amendment to Certificate of Incorporation
         4.1(+)          Common Stock Certificate
         4.2(+)          Form of Warrant
         9.1(+)          Form of Voting Agreement granted to Mr. Kimmons
         10.1(+)         Agreement with Microelectronics Computer Corporation
         10.2(+)         Agreement with AT&T
         10.3(+)         Gary Kimmons Amended and Restated Employment Agreement
         10.3(+)         Gary Kimmons Addendum to the Amended and Restated Employment Agreement
         10.4(+)         Employee Stock Option Plan
         10.5(+)         Data Crystal Agreement
         99.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
         99.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3            Certification Pursuant to Section 906 of 18 U.S.C. Section 1350


     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

     (b) There have been no reports on Form 8-K filed during the period covered by this report.

Item 14. Controls and Procedures

     In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GK Intelligent Systems, Inc.


Dated: March 25, 2003                         /S/ Gary F. Kimmons
                                              ---------------------------------
                                              By: Gary F. Kimmons
                                              Its: Chief Executive Officer and
                                                   Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Reports...........................................  F-2
Balance Sheet ..........................................................  F-3
Statements of Operations ...............................................  F-4
Statements of Stockholders' Equity (Deficit)............................  F-5
Statements of Cash Flows................................................  F-9
Notes to the Financial Statements.......................................  F-11

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GK Intelligent Systems, Inc.
Houston, Texas


We have audited the accompanying balance sheet of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on October 4, 1993, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception on October 4, 1993 through December 31, 1998 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on those statements with an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period October 4, 1993 (inception) through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on October 4, 1993, through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
February 11, 2003

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                December 31,
                                                                   2000
                                                            -------------------
CURRENT ASSETS

   Cash                                                     $               -
   Prepaid expenses (Note 6)                                           28,622
                                                            -------------------

     Total Current Assets                                              28,622
                                                            -------------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                        -
                                                            -------------------

COMPUTER SOFTWARE (Note 3)                                                  -
                                                            -------------------

     TOTAL ASSETS                                           $          28,622
                                                            ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable (Note 7)                                $       1,358,464
   Accrued liabilities (Note 8)                                     1,578,681
   Accrued liabilities - related parties (Note 9)                     629,741
   Notes payable (Note 4)                                             382,500
   Notes payable - related parties (Note 5)                           200,000
                                                            -------------------

     Total Current Liabilities                                      4,149,386
                                                            -------------------

     TOTAL LIABILITIES                                              4,149,386
                                                            -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 7,023,059 shares
     issued and outstanding                                             7,023
   Additional paid-in capital                                      37,512,823
   Accumulated deficit                                            (41,640,610)
                                                            -------------------

     Total Stockholders' Equity (Deficit)                          (4,120,764)
                                                            -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $          28,622
                                                            ===================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                         From
                                                                                                       Inception
                                                                            For the                  on October 4,
                                                                           Year Ended                1993 through
                                                                          December 31,               December 31,
                                                               ---------------------------------
                                                                      2000              1999             2000
                                                               ---------------   ---------------  -----------------
REVENUES                                                       $             -   $        41,901  $         100,156

Cost of sales                                                                -            10,612             29,961
                                                               ---------------   ---------------  -----------------

   Gross margin                                                              -            31,289             70,195
                                                               ---------------   ---------------  -----------------

EXPENSES

   Depreciation and amortization                                             -           429,110          3,458,369
   Loss on disposal of fixed assets                                          -         1,385,199          1,385,199
   Impairment loss on software                                               -         1,308,520          1,308,520
   General and administrative                                          546,495        11,258,195         34,823,514
                                                              ----------------   ---------------  -----------------

     Total Costs and Expenses                                          546,495        14,381,024         40,975,602
                                                               ---------------   ---------------  -----------------

LOSS BEFORE OTHER EXPENSE                                             (546,495)      (14,349,735)       (40,905,407)
                                                               ---------------   ---------------  -----------------

OTHER INCOME (EXPENSE)

   Interest expense and loan discount fees                            (371,214)         (257,340)          (628,554)
   Gain on release of debt                                                   -            73,003             73,003
   Interest income                                                           -             7,663              7,663
                                                               ---------------   ---------------  -----------------

     Total Other Income (Expense)                                     (371,214)         (176,674)          (547,888)
                                                               ---------------   ---------------  -----------------

LOSS BEFORE TAX                                                       (917,709)      (14,526,409)       (41,453,295)

INCOME TAX EXPENSE                                                           -                 -                  -
                                                               ---------------   ---------------  -----------------

NET LOSS                                                              (917,709)      (14,526,409)       (41,453,295)

DIVIDENDS ON PREFERRED STOCK                                                 -                 -           (187,315)
                                                               ---------------   ---------------  -----------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                  $      (917,709)  $   (14,526,409) $     (41,640,610)
                                                               ===============   ===============  =================

BASIC LOSS PER SHARE                                           $         (0.13)  $         (4.45)
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                7,022,559         3,267,728
                                                               ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              --------------------   ------------------   -----------     ------------   ------------   ------------
Initial capitalization by
Company president                   -    $       -   637,500   $    638   $     5,737     $          -   $          -   $          -

Shares issued in connection
 with reverse merger                -            -    96,328         96           (96)               -              -              -

Series A preferred shares
 issued in connection with
 acquisition of software      883,333    3,389,432         -          -             -                -              -              -

Shares issued in private
 placement at prices ranging
 from $5.00 to $30.00 per
 share (net of commissions
 of $95,180)                        -            -    90,880         91     1,124,504                -               -             -

Shares issued to Company president
 for services rendered              -            -    33,258         33       236,721                -               -             -

Shares issued for professional
 services rendered                  -            -    28,396         28       339,246                -               -             -

Shares issued in
 settlement of debt                 -            -    25,000         25       471,232                -               -             -

Net loss from inception on
 October 4, 1993 through
 May 31, 1996                       -            -         -          -             -                -               -   (2,672,906)
                              --------------------   ------------------   -----------     ------------    ------------  ------------

Balance May 31, 1996          883,333    3,389,432   911,362        911     2,177,344                -               -   (2,672,906)

Shares issued in private placements
 at $8.75 and $10.00 per share
 (net of commissions of $61,306)    -            -   237,164        237     1,804,269                -               -             -

Shares issued to Company
 president and employees
 for services rendered              -            -    29,611         30       706,982                -               -             -

Shares issued for professional
 services rendered and operating
 expenses                           -            -    50,865         51       941,123                -               -             -
                              --------------------   ------------------   -----------     ------------    ------------  ------------

Balance Forward               883,333   $3,389,432 1,229,002    $ 1,229   $ 5,629,718     $          -   $           -  $(2,672,906)
                              --------------------   ------------------   -----------     ------------    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              --------------------   ------------------   -----------     ------------   ------------   ------------
Balance Forward               883,333   $3,389,432   1,229,002   $ 1,229  $ 5,629,718     $          -   $          -  $ (2,672,906)

Warrants issued to employees        -            -           -         -       56,040                -              -              -

Warrants issued for professional
 services rendered                  -            -           -         -      290,596                -              -              -

Net loss for the year ended
May 31, 1997                        -            -           -         -            -                -              -    (9,528,473)
                              --------------------   -------------------  -----------     ------------   ------------   ------------

Balance, May 31, 1997         883,333    3,389,432   1,229,002     1,229    5,976,354                -              -   (12,201,379)

Shares issued in private
 placements at prices ranging
 from $4.00 to $15.00
 per share                          -            -     813,629       814    7,536,188                -              -              -

Shares issued for exercise
 warrants at $10.00 per share       -            -      15,850        16      158,484                -              -              -

Shares issued to Company
 president and employees
 for services rendered              -            -     197,614       197    2,818,899                -              -              -

Shares issued for professional
 services rendered                  -            -     561,836       562    4,999,242                -              -              -

Warrants and options issued to
 Company president and employees
 for services rendered              -            -           -         -      102,349                -              -              -

Warrants and options issued for
 professional services rendered     -            -           -         -      576,313                -              -              -

Dividends on Series A preferred
 stock                              -      132,500           -         -            -                -              -      (132,500)

Net loss for the year ended May 31,
 1998                               -            -           -         -            -                -              -    (5,881,798)
                              --------------------   -------------------  -----------     ------------   ------------   ------------
Balance, May 31, 1998         883,333   $3,521,932   2,817,931   $ 2,818  $22,167,829     $          -   $          -  $(18,215,677)
                              --------------------   -------------------  -----------     ------------   ------------   ------------


     The accompanying notes are an integral part of these financial statements.

                       GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              --------------------   ------------------   -----------     ------------   ------------   ------------
Balance May 31, 1998          883,333   $3,521,932   2,817,931   $ 2,818  $22,167,829     $          -   $          -  $(18,215,677)

Shares issued in private placement
 at $20.00 per share (net of
 commissions of $93,090)            -            -     155,151       155    3,009,760         (779,900)             -              -

Shares issued for exercise of
 warrants and options at $-0-,
 $3.10, $9.40, and $10.00 per share -            -      88,496        88      319,010                -              -              -

Shares issued to director for
 professional services              -            -     100,000       100    1,624,900                -     (1,001,096)             -

Warrants and options issued for
 professional services              -            -           -         -    5,682,999                -     (4,483,435)             -

Dividends on Series A preferred
 stock                              -       54,815           -         -            -                -              -       (54,815)

Shares issued to convert preferred
 stock                       (883,333)  (3,576,747)     91,456        92    3,576,655                -              -              -

Net loss for the seven months
 ended December 31, 1998            -            -           -         -            -                -              -    (7,926,000)
                              --------------------   -------------------   -----------     ------------  ------------   ------------

Balance, December 31, 1998          -            -   3,253,034     3,253    36,381,153        (779,900)    (5,484,531)  (26,196,492)

Shares issued at $20.00 per share
 for cash on March 31, 1999         -            -      12,500        12       249,988                -             -              -

Shares issued at $20.00 per share
 for cash on March 31, 1999         -            -       1,000         1        19,999                -             -              -

Shares issued for exercise of
 warrants on April 1, 1999          -            -       6,025         6           596                -             -              -
                              --------------------   -------------------   -----------     ------------  ------------   ------------

Balance Forward                     -   $       -    3,272,559   $ 3,272   $36,651,736     $   (779,900) $ (5,484,531) $(26,196,492)
                              --------------------   -------------------   -----------     ------------  ------------   ------------



   The accompanying notes are an integral part of these financial statements.

                       GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              --------------------   ------------------   -----------     ------------   ------------   ------------
Balance Forward                     -   $        -   3,272,559   $ 3,272  $36,651,736     $   (779,900)  $ (5,484,531) $(26,196,492)

Shares issued for conversion of debt
 at $0.13 per share on
 December 10, 1999                  -            -   3,750,000     3,750      495,582                -              -              -

Amortization of deferred
professional fees                   -            -           -         -            -                -      5,484,531              -

Payment received on common stock
 subscription                       -            -           -         -            -          779,900              -              -

Additional shares issued to reconcile
 to transfer agent                  -            -         500         1           (1)               -              -              -

Warrant and options issued for
 professional services rendered     -            -           -         -      217,124                -              -              -

Debt issued with beneficial
 conversion features                -            -           -         -      103,068                -              -              -

Additional paid-in-capital
 contributed to the Company         -            -           -         -       45,314                -              -              -

Net loss for the year ended
 December 31, 1999                  -            -           -         -            -                -              -   (14,526,409)
                              --------------------   -------------------  -----------     ------------   ------------   ------------

Balance, December 31, 1999          -            -   7,023,059     7,023   37,512,823                -              -   (40,722,901)

Net loss for the year ended
 December 31, 2000                  -            -           -         -            -                -              -      (917,709)
                              --------------------   -------------------  -----------     ------------   ------------   ------------

Balance, December 31, 2000          -    $       -   7,023,059   $ 7,023  $37,512,823     $          -   $          -  $(41,640,610)
                              ====================   ===================  ===========     ============   ============   ============


     The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                Since
                                                                                                              Inception
                                                                              For the Year                  on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 --------------------------------------
                                                                         2000                1999               2000
                                                                 ------------------  ------------------  -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (917,709) $      (14,526,409) $    (41,453,295)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -             429,110         3,458,369
       Loss on disposal of fixed assets                                           -           1,385,199         1,385,199
       Impairment loss on software                                                -           1,308,520         1,308,520
       Gain on release of debt                                                    -              73,003            73,003
       Beneficial conversion on issuance of debt                                  -             103,068           103,068
       Amortization of unearned compensation                                      -           5,484,531         5,484,531
       Issuance of options and warrants for various
        compensation expenses                                                     -             217,124        12,920,806
   Changes in assets and liabilities:
     (Increase) decrease in current assets                                   72,333             488,535           (28,622)
     Increase in accounts payable and accrued expenses                      486,312           1,763,222         3,322,980
     Increase in accrued liabilities - related party                        359,064             270,677           629,741
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                      -          (3,003,420)      (12,795,700)
                                                                 ------------------ -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              -                   -                 -

     Purchase of software                                                         -                   -          (915,742)
     Purchase of fixed assets                                                     -            (115,718)       (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -            (115,718)       (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                                   -             270,602        13,624,829
   Proceeds from issuance of note payable                                         -             382,500         1,098,769
   Proceeds from issuance of notes payable - related party                        -             200,000           200,000
   Payments on notes payable                                                      -                   -          (306,637)
   Receipt of subscription receivable                                             -             779,900           779,900
   Capital contributed by the Company's president                                 -              45,314            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                                  -           1,678,316        15,442,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -          (1,440,822)                -

CASH AT BEGINNING OF PERIOD                                                       -           1,440,822                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $                -  $              -
                                                                 ==================  ==================  ================



     The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)



                                                                                                               Since
                                                                                                              Inception
                                                                              For the Year                  on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 --------------------------------------
                                                                         2000                1999                2000
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                                  $                -  $          499,332  $        610,673
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $          217,124  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $                -  $           42,783  $         42,783

     The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.    Business

         GK Intelligent Systems, Inc. (the "Company"), is a development stage enterprise incorporated in Delaware in 1988. The Company is principally engaged in the development and marketing of software products capable of interaction with, and adaptation to, the needs of software users (referred to as "intelligent" software) and sophisticated real-time access to and interpretation of data. To date, the Company has realized minimal revenues and its activities have been limited primarily to the acquisition of software assets used to develop future products and applications, research and development of software products and initial marketing activities. All revenues to-date are derived from sales of the Company's first product, "Around the Web in 80 Minutes."

         The Company's software technology is capable of evaluating a users' competence level and adapting training programs to the user's specific learning styles and abilities, and is referred to as Smart One technology. The Company is using this technology to develop specific training software products (e.g., Internet training).

         The Company's proprietary Carnot technology is capable of accessing and evaluating large amounts of data on network systems, such as the Internet. The Company is developing specific business applications utilizing this technology in another technology called Smart Enterprise.

         To fund its operations, the Company commenced a private placement in November 1998, which was closed in May 1999. The funds raised by this private placement were not enough to cover the increased marketing costs associated with product rollout. The Company attempted another private placement in May 1999. No funds were secured from the May 1999 private placement. Due to the increase in costs and the lack of financial funding, the Company suspended operations in June 1999.

         In June 2002, the Company, which had been dormant for 3 years, commenced the process of reestablishing business operations. The Company is pursuing the further development of its software technology and adapting the software to current market needs.

         Reverse Merger
         -------------

         Pursuant to an agreement effective August 15, 1994, LBM-US, Inc. (LBM) issued 675,892 shares of its common stock in exchange for all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation (GKIS- Texas). The remaining 96,328 common shares out of a total of 772,220 common shares were retained by the former owners of LBM. Prior to, and in conjunction with the transaction, LBM authorized a stock split of three and one-half shares to one for its existing shareholders. On August 18, 1994, LBM changed its name to GK Intelligent Systems, Inc.

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

                      GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.    Accounting Method

         The Company has adopted a calendar year end effective December 31, 1998. The Company's financial statements are prepared using the accrual method of accounting.

         c.    Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature.



                                                                             For the Year Ended
                                                                              December 31, 2000
                                                        ----------------------------------------------------------

                                                               Loss               Shares           Per Share
                                                            (Numerator)       (Denominator)         Amount

                                                        $         (917,709)          7,022,559  $            (0.13)
                                                        ==================  ==================  ==================


                                                                             For the Year Ended
                                                                                December 31, 1999
                                                        ----------------------------------------------------------
                                                               Loss               Shares           Per Share
                                                            (Numerator)       (Denominator)         Amount
                                                        $      (14,526,409)          3,267,728  $            (4.45)
                                                        ==================  ==================  ==================

         d.    Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e.    Revenue Recognition

         Revenues from the sale of software products to retail customers will be recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Revenues from the sale of software products to distributors or other resellers where right of return exists will be deferred until shipped products are sold to retail consumers. Allowances for estimated returns are provided at the time of sale and charged against revenues.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f.       New Accounting Pronouncements

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

         g.       Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax liabilities consist of the following components as of December 31, 2000 and 1999:

                                                   2000                1999
              ------------------------------------------------------------------
              Deferred tax assets:
                NOL Carryover                $    12,225,132  $      12,120,060

              Deferred tax liabilities:                    -                   -


              Valuation allowance                (12,542,132)       (12,413,060)
                                             ------------------  ---------------

              Net deferred tax asset         $             -  $                -
                                             ==================  ===============
                                      F-13

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.    Provision for Taxes (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2000 and 1999 due to the following:

                                                  2000                1999
              -----------------------------------------------------------------
              Book loss                      $     (357,907) $   (5,665,299)
              Accrued compensation                  138,250         274,090
              Other                                       -           3,300
              Related party accruals                114,627          97,600
              Valuation allowance                   105,030       5,290,309
                                             --------------- ------------------
                                             $            -  $            -
                                             ==============  ==================

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $31,300,000 that may be offset against future taxable income from the year 2000 through 2020. No tax benefit has been reported in the December 31, 2000 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         h.    Long-Lived Assets

         In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and the Company's intentions at the time an impairment adjustment were considered necessary.

         i.    Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2000 and 1999 was $-0- and $485,524, respectively.

         j.    Cost of Revenues

         Cost of revenues include materials such as diskettes, packaging and documentation as well as labor required to assemble the product.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k.    Inventories

         Inventories are stated at the lower of cost (average cost) or net realizable value and consist principally of CD-ROM diskettes, jewel cases and product boxes. Net realizable value is the estimated selling price less all applicable selling costs. Inventory on hand at December 31, 2000 amounted to $-0-.

         l.    Computer Software Costs

         The Company follows the accounting and disclosure requirements of SFAS No. 86, "Accounting for the costs of computer software to be sold, leased, or otherwise marketed", as such, costs of purchased software having alternative future uses in developing other software products are (i) capitalized when acquired, (ii) amortized on a straight-line basis over their expected useful life of five years and (iii) reported at the lower of unamortized cost or net realizable value.

         Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. During the years ended December 31, 2000 and 1999 the Company charged $-0- and $-0- to costs and expenses for research and development.

         m.    Property and Equipment

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

         The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

         n.    Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         o.    Stock-Based Compensation

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

NOTE 2 - PROPERTY AND EQUIPMENT
                                              December 31, 2000
                                   --------------------------------------------
                                                Accumulated          Net Book
                                    Cost        Depreciation           Amount
                                   --------------------------------------------
         Property and Equipment    $        -  $          -      $            -
                                   ==========  =============     ===============

         During the years ended December 31, 2000 and 1999, the Company expensed $-0- and $108,557 in depreciation, respectively. The Company stopped depreciating the fixed assets at June 30, 1999.

         In June 1999, the Company's assets were seized by landlords and sold to off set amounts owing for rent. The Company realized a loss on disposal of the fixed assets of $1,385,199.

NOTE 3 - COMPUTER SOFTWARE

         Computer software costs were comprised of the following at December 31, 2000:

         Cost of purchased software used to develop other software products:

               Training software technology                 $    444,833
               Carnot software technology                      3,389,433
               Other tools and product costs                     470,909
                                                            ---------------

                                                               4,305,175
               Less accumulated amortization                  (2,996,655)
                                                            ---------------
                                                               1,308,520
               Less impairment loss                           (1,308,520)
                                                            ----------------

               Net Book Value                               $          -
                                                            ===============

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 3 - COMPUTER SOFTWARE (Continued)

         The Carnot software tools and languages were acquired on November 2, 1995 in exchange for the issuance of 883,333 shares of the Company's Series A preferred stock. The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed. Amortization of software costs for the years ended December 31, 2000 and 1999 amounted to $-0-, and $320,553, respectively. The Company stopped amortizing software at June 30, 1999.

         During 1999, the Company was unable to secure funding to continue marketing it's software. The Company suspended operations in June 1999. Because of minimal sales in 1999 and no sales through January 2003 the Company determined that the software value has been fully impaired. The impairment loss recognized for the year ended December 31, 1999 was $1,308,520.

NOTE 4 - NOTES PAYABLE

         At December 31, 2000, the Company had various unsecured notes payable totaling $382,500, bearing an imputed interest rate of 10% per annum. These notes payable are due on demand and are currently in default.

         Interest expense related to these notes payable for the years ended December 31, 2000 and 1999 was $38,250 and $16,190, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

         At December 31, 2000, the Company had two unsecured notes payable - related party totaling $200,000, to former directors of the Company bearing an imputed interest rate of 10% per annum. These notes payable-related party are due on demand and are currently in default.

         Interest expense related to these note payable - related parties for the years ended December 31, 2000 and 1999 was $20,000 and $13,750, respectively.

NOTE 6 - PREPAID EXPENSES

         Prepaid expenses consist of unamortized premiums on a directors and officers insurance policy. The insurance policies were paid for in May 1998 and run through May 2001. The balance of $28,622 at December 31, 2000 covered the time period from January 1, 2001 through May 2001 at which time the policy expired.

NOTE 7 - ACCOUNTS PAYABLE

         Accounts payable consists of normal trade and operating liabilities incurred prior to the Company ceasing its operations in June 1999. Due to the age of the payables, the Company has imputed interest on all balances at the rate of 10% per annum. The imputed interest is included in accrued liabilities and totals $135,846 at December 31, 2000. Related interest expense for the years ended December 31, 2000 and 1999, was $135,846 and $-0-, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities as of December 31, 2000 consists of the following:

         Professional fees                                      $       518,000
         Payroll and payroll taxes                                      199,344
         Accrued interest                                               394,702
         Judgments                                                      466,635
                                                                ---------------
                                                                $     1,578,681

NOTE 9 - ACCRUED LIABILITIES - RELATED PARTIES

         Accrued liabilities due to related parties consists of accrued salary of $390,000 to the Company's President and CEO and accrued expense reimbursements of $154,271 also to the Company's President and CEO. The Company has imputed interest on the accrued salary and accrued expense reimbursements at the rate of 10% per annum. Interest expense related to these balances for the years ended December 31, 2000 and 1999 was $45,149 and $6,571, respectively.

         Accrued interest associated with the accrued salary and expense reimbursement along with the notes payable to related parties totaled $85,470 at December 31, 2000.

NOTE 10 - SERIES A PREFERRED STOCK

         Effective November 2, 1995, the Company issued 883,333 shares of Series A convertible, redeemable preferred stock to Microelectronics and Computer Technology Corporation ("MCC") in exchange for a perpetual non-exclusive worldwide right and license to use and commercialize certain computer software technology developed by MCC under its Carnot Project. The Series A preferred stock had a stated value of $6.00 per share, a par value of $.001 per share, accrues dividends at 6% per annum beginning January 1, 1998 and, along with unpaid dividends, were convertible into shares of the Company's common stock beginning January 1, 1998 at the rate of $6.00 per common share as adjusted for certain events. Also beginning January 1, 1998, the Company had the right to redeem the shares at their stated value of $6.00 per share, plus any accrued and unpaid dividends. However, once notified of the Company's intention to redeem, MCC had the option to convert the preferred shares to common prior to the Company exercising its redemption rights. In addition, the preferred shares were entitled to vote the applicable common shares beginning January 1, 1998 even if not converted. No redemption rights were held by the Series A preferred stockholders.

         During the seven months ended December 31, 1998 and the year ended May 31, 1998, the Company declared cumulative dividends on the Series A preferred stock totaling $54,815, $132,500, respectively.

         During the seven months ended December 31, 1998, MCC converted the preferred stock and accrued dividends into 883,333 and 31,219 shares of the Company's common stock, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 11 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development and marketing of its software to generate sales to cover the Company's working capital needs and software development expenditures. There is no assurance that the Company will be successful in raising the needed capital or that there will be sales of its software.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

         On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount is included in accrued expenses.

         On February 1, 2002, a default judgment was entered on behalf of Imperial Business Credit, Inc. for $23,200. The Company has accrued the judgment and applicable costs in accrued expenses since the related obligation predated December 31, 2000.

         On March 3, 2002, a judgment was filed in the matter of Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. The judgment was in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs and subject to interest at various rates. The Company has accrued the judgment and applicable costs in accrued expenses since the related obligation predated December 31, 2000.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

         The Company has paid $5,750 subsequently. The Company has accrued the judgment and applicable costs in accrued expenses since the related obligation predated December 31, 2000.

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

NOTE 13 - STOCK OPTION PLAN

         During 1998, the Company established the "1998 stock option plan (the plan) to promote the interest of the Company and its shareholders by attracting and retaining exceptional employees and directors. Any employee, of the Company is eligible to be designated a participant. The Board of the Company has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares.

NOTE 14 - STOCK OPTIONS

         A summary of the status of the Company's outstanding stock options as of December 31, 2000 and 1999 and changes during the years ended December 31, 2000 and 1999 is presented below:


                                                                 2000                             1999
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                      888,809  $           4.50      1,013,320  $          5.70
              Granted                                          -              0.00         13,250            15.80
              Expired/Cancelled                          (46,500)            18.90       (131,736)           17.20
              Exercised                                        -              0.00         (6,025)            0.10
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                    842,309  $           3.70        888,809  $          4.50
                                                   =============  ================  =============  ===============

              Exercisable                                842,309  $           3.70        888,809  $          4.50
                                                   =============  ================  =============  ===============

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


NOTE 14 - STOCK OPTIONS (Continued)


                                                         Outstanding                        Exercisable
                                       -------------------------------------------  ------------------------------
                                                       Weighted
                                         Number        Average         Weighted       Number         Weighted
                                       Outstanding   Remaining         Average      Exercisable     Average
                      Range of         at Dec 31,    Contractual       Exercise     at Dec 31,      Exercise
                   Exercise Prices        2000          Life           Price          2000           Price
              ----------------------  -------------  -------------   -------------  -------------  ---------------
              $      0.01-0.99              809,909           3.18   $   0.01-0.99        809,909  $          2.80
                     1.00-3.99               25,800           7.46       1.00-3.99         25,800            22.50
                     4.00-5.00                6,600           2.93       4.00-5.00          6,600            40.90
                                      -------------  -------------   -------------  -------------  ---------------

              $      0.01-5.00              842,309           3.66   $   0.01-5.00        842,309  $          3.70
                                      =============  =============   =============  =============  ===============

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                            For the Year
                                                                 Ended
                                                            December 31, 1999
                                                       -------------------------
              Risk free interest rate                        4.56% - 5.32%
              Expected life                                   5 - 10 years
              Expected volatility                              253% - 265%
              Dividend yield                                         0.00%

         Of the 132,500 options granted in 1999, 6,225 were issued to employees or employee directors and were accounted for under APB 25, "Accounting for Stock Issued to Employees." All of these options were granted either at or above the market price of the Company's common stock on the date of grant and no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                                                              For the
                                                                                            Years Ended
                                                                                           December 31,
                                                                                     2000               1999
                                                                                ----------------  -----------------
              Net loss as reported                                              $       (917,709) $     (14,526,409)
              Pro forma loss                                                            (917,709)       (14,735,152)
              Basic loss per share as reported                                  $          (0.13) $           (4.45)
              Pro forma loss per share                                                     (0.13)             (4.51)

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 15 - GAIN ON RELEASE OF DEBT

          During 1999, the Company defaulted on various liabilities. Subsequently the Company and the vendors settled for amounts less than the original liabilities. The original amount of the liabilities were $97,340. The amount of the liabilities after the settlement was $24,337. The difference of $73,003 was recognized as a gain on release of debt for the year ended December 31, 1999.

NOTE 16 - SUBSEQUENT EVENTS

          Accounting Pronouncements
          -------------------------

          The Company adopted the provisions of FASB Statement No. 139 "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121," FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, " Business Combinations", FASB Statement No. 142, "Goodwill and Other Intangible Assets", FASB Statement No. 143, " Accounting for Asset Retirement Obligations", FASB Statement No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", FASB Statement No. 145 "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13 and technical corrections", and FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - and amendment of FASB Statement No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure -an amendment of FASB Statement No. 123 (SFAS 148)", and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)". Management does not believe these pronouncements will have a material effect on the Company's financial statements.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 16 - SUBSEQUENT EVENTS (Continued)

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

         On September 26, 2002, the Company entered into a promissory note for $170,041 with the Company's president and CEO. The note bears an interest rate of 6% per annum. This note is unsecured. This note payable formalized the repayment of expenses paid by the Company president and CEO on behalf of the Company. The amounts had been recorded as accrued liabilities - related party.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999

NOTE 16 - SUBSEQUENT EVENTS (Continued)

         Consulting Agreements (Continued)
         ---------------------------------

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