Form 10QSB
period 2001-03-31
GK INTELLIGENT SYSTEMS INC
filed 2003-03-28
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2001; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 76-0513297
 ------------------------------                             -------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2001, was 7,023,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2001

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

     Item 6.   Exhibits and Reports on Form 8-K .......................... 17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                  March 31,
                                                                    2001
                                                                 ------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                          $          -
   Prepaid expenses                                                    10,538
                                                                 --------------
   Total Current Assets                                                10,538
                                                                 --------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 --------------

     TOTAL ASSETS                                                $     10,538
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $  1,343,263
   Accrued liabilities                                              1,758,211
   Accrued liabilities - related parties                              656,678
   Notes payable                                                      382,500
   Notes payable - related parties                                    250,000
                                                                 --------------

     Total Current Liabilities                                      4,390,652
                                                                 --------------

     TOTAL LIABILITIES                                              4,390,652
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                 -
   Common stock authorized: 275,000,000 common
     shares at $0.001 par value; 7,023,059 shares
     issued and outstanding                                             7,023
   Additional paid-in capital                                      37,512,823
   Accumulated deficit                                            (41,899,960)
                                                                 --------------

     Total Stockholders' Equity (Deficit)                          (4,380,114)
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $     10,538
                                                                 ==============


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                                                           For the Three               on October 4,
                                                                                           Months Ended                1993 through
                                                                                             March 31,                   March 31,
                                                                                 ----------------------------------
                                                                                      2001               2000              2001
                                                                                 ---------------  -----------------  --------------
REVENUES                                                                         $             -  $               -  $      100,156

Cost of sales                                                                                  -                  -          29,961
                                                                                 ---------------  -----------------  --------------

   Gross margin                                                                                -                  -          70,195
                                                                                 ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                                                            -                  -       3,458,369
   Depreciation and amortization                                                               -                  -       1,385,199
   Impairment loss on software                                                                 -                  -       1,308,520
   General and administrative                                                            156,292            177,247      34,979,806
                                                                                 ---------------  -----------------  --------------

     Total Costs and Expenses                                                            156,292            177,247      41,131,894
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                      (156,292)           (177,247)   (41,061,699)
                                                                                 ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                                                             -                  -           7,663
   Gain on release of debt                                                                     -                  -          73,003
   Interest expense                                                                     (103,058)           (88,835)       (731,612)
                                                                                 ---------------  -----------------  --------------

     Total Other Income (Expense)                                                       (103,058)           (88,835)       (650,946)
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                                                                (259,350)          (266,082)    (41,712,645)

INCOME TAXES                                                                                   -                  -               -
                                                                                 ---------------  -----------------  --------------

NET LOSS                                                                                (259,350)          (266,082)    (41,712,645)

DIVIDENDS ON PREFERRED STOCK                                                                   -                  -        (187,315)
                                                                                 ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                                    $      (259,350) $        (266,082) $  (41,899,960)
                                                                                 ===============  =================  ==============

BASIC LOSS PER SHARE                                                             $         (0.04) $           (0.04)
                                                                                 ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                                  7,023,059          7,023,059
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 --------------------------------------
                                                                         2001                2000               2001
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (259,350) $         (266,082) $    (41,712,645)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                                    -                   -            73,003
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                      -                   -         5,484,531
       Common stock and warrants                                                  -                   -        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                        18,084              18,084           (10,538)
     Increase (decrease) in accounts payable and accrued
      expenses                                                              164,329             120,046         3,487,309
     Increase in accrued liabilities - related party                         26,937             127,952           656,678
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                (50,000)                  -       (12,845,700)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Common stock issued for cash                                                   -                   -        13,624,829
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                   50,000                   -           250,000
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                             50,000                   -        15,492,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -                   -                 -

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $                -  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                                                                         Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 --------------------------------------
                                                                         2001                2000               2001
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $                -  $                -  $        610,673
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $                -  $                -  $         42,783



     The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2001 and 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2001 and 2000

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2001 and 2000

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2001 and 2000


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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2001 and 2000

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

     CAUTIONARY FORWARD - LOOKING STATEMENT
     -------------------------------------

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

     To fund its operations, the Company commenced a private placement in November 1998, which was closed in early May 1999 after raising $3,373,000 for the sale of 168,65 (post reverse split adjusted) shares of its common stock. Due to increased marketing costs associated with product rollout the Company needed additional capital. Unable to secure necessary capital from institutional sources, the Company attempted a private placement in May 1999 wherein it offered 240,000 (post reverse split adjusted) units at $2.00 per unit with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. As of May 13, 1999, no funding had occurred under the new private placement.

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

     Results of Operations
     ---------------------

     Net revenues for the three months ended March 31, 2001 and 2000 were $-0- and $-0-, respectively. The Company had a operating expenses of $156,292 for the three months ending March 31, 2001 compared to $177,247 for the comparative period of 2000.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999. The Company's expenses are accruals of officer compensation and interest on its liabilities. Since the first quarter of 2000, the Company has been inactive.

     Liquidity
     ---------

     During the three months ended March 31, 2001, the Company used cash of $50,000 in its operations compared to $-0- in the three months ended March 31, 2000. The Company had no cash on hand as of March 31, 2001. The Company ceased operations in 1999 and became inactive in 2000 and 2001.

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

     Tina Alexander v. GK Intelligent Systems, Inc., Gary Kimmons, and Gerald Allen. The company was a defendant in Civil Action No. H-00-4333 filed August of 1999, Tina Alexander v. GK Intelligent Systems, Inc., Gary Kimmons, and Gerald Allen. A settlement regarding this matter was reached and the action was dismissed on March 9, 2001.

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