Form 10QSB
period 2001-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-03-28
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2001; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2001, was 8,223,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2001

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

     Item 6.   Exhibits and Reports on Form 8-K .......................... 16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                 September 30,
                                                                    2001
                                                                 ------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                          $          -
                                                                 --------------

     Total Current Assets                                                   -
                                                                 --------------

   COMPUTER SOFTWARE, NET                                                   -

   PROPERTY AND EQUIPMENT, NET                                              -
                                                                 --------------

     TOTAL ASSETS                                                $          -
                                                                 ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                              $   1,343,263
   Accrued liabilities                                               1,958,829
   Accrued liabilities - related parties                               787,178
   Notes payable                                                       382,500
   Notes payable - related parties                                     250,000
                                                                 --------------

     Total Current Liabilities                                       4,721,770
                                                                 --------------

     TOTAL LIABILITIES                                               4,721,770
                                                                 --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                  -
   Common stock authorized: 275,000,000 common shares at $0.001 par
    value; 8,223,059 shares issued and outstanding                       8,223
   Additional paid-in capital                                       37,523,622
   Unearned compensation                                                (6,000)
   Accumulated deficit                                             (42,247,615)
                                                                 --------------

     Total Stockholders' Equity (Deficit)                           (4,721,770)
                                                                 --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $           -
                                                                 ==============


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                      For the Nine              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                        September 30,                      September 30,             September 30,
                                               -------------------------------   ----------------------------------
                                                    2001             2000               2001             2000              2001
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $               -  $      100,156

Cost of sales                                               -                -                 -                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -                  -       1,385,199
   Depreciation and amortization                            -                -                 -                  -       3,458,369
   Impairment loss on software                              -                -                 -                  -       1,308,520
   General and administrative                          64,001          119,056           292,830            419,385      35,116,344
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                          64,001          119,056           292,830            419,385      41,268,432
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                            (64,001)        (119,056)         (292,830)          (419,385)    (41,198,237)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                  -           7,663
   Gain on release of debt                                  -                -                 -                  -          73,003
   Interest expense                                  (106,309)         (98,113)         (314,175)          (278,409)       (942,729)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                    (106,309)         (98,113)         (314,175)          (278,409)       (862,063)
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                             (170,310)        (217,169)         (607,005)          (697,794)    (42,060,300)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (170,310)        (217,169)         (607,005)          (697,794)    (42,060,300)

DIVIDENDS ON PREFFERED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $     (170,310) $      (217,169)  $      (607,005) $        (697,794) $  (42,247,615)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.02) $         (0.03)  $         (0.08) $           (0.10)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                               7,805,477        7,023,059         7,805,476          7,023,059
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2001                2000               2001
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (607,005) $         (697,794) $    (42,060,300)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                                    -                   -            73,003
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                  6,000                   -         5,490,531
       Common stock and warrants                                                  -                   -        12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                        28,622              54,250                 -
     Increase (decrease) in accounts payable and accrued
      expenses                                                              364,946             363,016         3,687,926
     Increase in accrued liabilities - related party                        157,437             280,528           787,178
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                (50,000)                  -       (12,845,700)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Common stock issued for cash                                                   -                   -        13,624,829
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                   50,000                   -           250,000
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                             50,000                   -        15,492,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -                   -                 -

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $                -  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                              Since
                                                                                                             Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2001                2000               2001
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $                -  $                -  $        111,341
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $                -  $                -  $      5,929,697
   Fixed assets distributed for debt                             $                -  $                -  $         42,738
   Common stock issued for services deferred services            $           12,000  $                -  $         12,000


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000

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

              Common Stock
              -------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


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

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months and nine months ended September 30, 2001 and 2000. The Company had operating expenses of $64,001 for the three months ending September 30, 2001 compared to $119,056 for the comparative period of 2000. The Company had operating expenses of $292,830 for the nine months ended September 30, 2001 compared to $419,385 for the same period in 2000.

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

     Liquidity
     ---------

     During the nine months ended September 30, 2001 and 2000, the Company used cash of $50,000 and 0-, respectively. The Company had no cash on hand as of September 30, 2001. The Company ceased operations in 1999 and has been inactive in 2000 and 2001.

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