Form 10KSB
period 2001-12-31
GK INTELLIGENT SYSTEMS INC
filed 2003-03-28
CIK 1024095

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
                   ------------------------------------------
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

                                 (713) 626-1504
                 ---------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

     The Issuer's revenues for the most recent fiscal year ended December 31, 2001, were approximately $-0-. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on December 31, 2001 based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $142,737. The number of shares of the Registrant's common stock converted and outstanding on December 31, 2001 was 8,223,059 (post-reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

===============================================================================

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

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters ... 15
Item 6.       Management's Discussion and Analysis or Plan of Operation .. 16
Item 7.       Financial Statements ....................................... 17
Item 8.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure ..................... 17

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act. 18
Item 10.      Executive Compensation ..................................... 19
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ............... 22
Item 12.      Certain Relationships and Related Transactions ............. 23
Item 13.      Exhibits and Reports on Form 8-K ........................... 23
Item 14.      Controls and Procedures .................................... 23

                              CAUTIONARY STATEMENT
                             ======================

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

     Raw Materials and Supplies
     --------------------------

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

     Dependence On One or a Few Major Customers
     ------------------------------------------

     The Company believes that the diversity of the products and services it offers helps alleviate the dependence on any one customer or limited group of customers. Through the widespread use of the Company's subsidiaries products and services, in multimedia, e-commerce, publishing, Internet and other developing industries, the Company will continue to increase its customer. The Company had no customers in 2001.

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

     Employees
     ---------

     As of December 31, 2001, the Company had one employee, Mr. Gary Kimmons. No union or any other form of collective bargaining unit represents any employee. All employees are subject to employment agreements with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employee and secure additional employees.

                             CERTAIN BUSINESS RISKS
                             ----------------------

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

     Risk that the Company's Common Stock may be deemed a "Penny Stock."
     -------------------------------------------------------------------

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

     Volatile and Limited Market for Common Stock.
     ---------------------------------------------

     As of December 31, 2001, the Company's common stock was quoted on the "OTC Bulletin Board" under the symbol "GKIS." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

     Risks Associated with Significant Fluctuations in Annual Operating Results.
     ---------------------------------------------------------------------------

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

     Risks Associated with Management of a Changing Business.
     -------------------------------------------------------

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

     Risks Associated with Infringement.
     ----------------------------------

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

     Risks Associated with Entering New Markets.
     -------------------------------------------

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

     Substantial Doubt that the Company Can Continue as a Going Concern.
     -------------------------------------------------------------------

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

     No Dividends.
     -------------

     The Company anticipates that it will use any funds available to finance its growth and that it will not pay cash dividends to stockholders in the foreseeable future.

     Risk of Technical Obsolescence.
     -------------------------------

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

     No Guarantee of Continued Listing on OTC Bulletin Board.
     --------------------------------------------------------

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

     History of Losses; Uncertainty of Future Profitability.
     -------------------------------------------------------

     As of December 31, 2001, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its software products, or achieve customer acceptance.

     Reports to Security Holders
     ---------------------------

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "GK Intelligent Systems."

Item 2.   Description of Property.

     The Company has no property, leased or owned at December 31, 2001.

Item 3.   Legal Proceedings.

     From time to time, the Company is involved in certain legal actions arising from the ordinary course of business. It is the opinion of management that such litigation, described below, will be resolved without a material adverse effect on the Company's financial position or results of operations.

     David Michael Sims v. GK Intelligent Systems, Inc. The Company is a defendant in Cause No. 98-35985; David Michael Sims v. GK Intelligent Systems, Inc. in the 189th Judicial District Court of Harris County, Texas. The lawsuit was filed in July 1998, and alleges the Company is liable to the plaintiff for breach of contract and fraudulent misrepresentation. The case arises out of services allegedly performed by the plaintiff for which he did not receive compensation. Although preliminary discovery has commenced, the precise amount of plaintiff's demand is currently unknown other than his initial claim for a commission of approximately $500,000. The Court issued a disposition deadline of October 1, 2001. Following that date the Court dismissed the case for want of prosecution.

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

     Imperial Business Credit, Inc. v. GK Intelligent Systems, Inc. On July 19, 2001 Imperial Business Credit, Inc. filed a complaint against the Company in the Superior Court of San Diego, California, case number IC770981. The company intends to vigorously defend the lawsuit.

     Lyon Financial Services, Inc. v. GK Intelligent Systems, Inc. On November 19, 2001 Lyon Financial Services made the Company a defendant in docket number 761,933-001 filed in the County Civil Courts of Houston Texas. The company intends to vigorously defend the lawsuit.

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

                                    PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

     During the period covered by this report, the Company's Common Stock was listed and traded on the Over the Counter Bulletin Board under the symbol "GKIS". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the calendar years ended December 31, 2001 and 2000.

         Fiscal 2001                         High           Low
-------------------------------------------------------------------------------
         First Quarter(1)                    $0.03          $0.02
         Second Quarter(1)                   $0.035         $0.015
         Third Quarter(1)                    $0.23          $0.03
         Fourth Quarter(1)                   $0.075         $0.02

         Fiscal 2000                         High           Low
-------------------------------------------------------------------------------
         First Quarter(1)                    $1.26          $0.47
         Second Quarter(1)                   $0.51          $0.15
         Third Quarter(1)                    $0.25          $0.10
         Fourth Quarter(1)                   $0.14          $0.025

-------------------------
          (1) This represents the closing bid information for the stock on the Non-Nasdaq OTC. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium.

     Holders
     -------

     There were approximately 425 holders of record of the Company's Common Stock as of December 31, 2001.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     Cautionary Forward - Looking Statement
     --------------------------------------

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

     Results of Operations
     ---------------------

     Net revenues for the years ended December 31, 2001 and 2000 were $-0- and $-0-, respectively. The Company had operating expenses of $355,828 for the year ending December 31, 2001 compared to $546,495 for 2000.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999. In 2001 and 2000, the Company's general and administrative expenses were primarily the accrual of officer wages and other expenses incurred in winding down the failed operations.

     The Company had interest expense of $421,982 for the year ended December 31, 2001 compared to $371,214 for 2000. The interest is accrued on the Company's unpaid accounts payable and accrued expenses. In 2001 and 2000, the Company was inactive.

     Liquidity
     ---------

     During the year ended December 31, 2001, the Company used cash of $50,000 in its operations compared to $-0- in 2000. The Company received no cash from the sale of its common stock in 2000 or in 1999. The Company received $50,000 in shareholder loans in 2001 compared to $-0- in 2000. The Company had no cash on hand as of December 31, 2001. The Company ceased operations in 1999 and was inactive in 2000 and 2001.

Item 7.   Financial Statements.


     The financial statements filed as a part of this report include:

     Index to Financial Statements ....................................................   F-1
     Report of Independent Certified Public Accountants ...............................   F-2
     Balance Sheet as of December 31, 2000 ............................................   F-3
       Statements of Operations for the years ended December 31, 2000 and 1999, and the period from inception (October 4, 1993) through December 31, 2000 .......  F-4
     Statements of Stockholders' Equity for the period from
       inception (October 4, 1993) through December 31, 2000 ...........................  F-5
     Statements of Cash Flows for the years ended December 31, 2002 and 1999, and the period from inception (October 4, 1993) through December 31, 2000 .......  F-9
     Notes to Financial Statements .....................................................  F-11

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

     (a) Identity of Directors and Executive Officers.

     Name                     Age      Position
     --------------------------------------------------------------------------
     Gary F. Kimmons          50        Chairman of the Board, President
                                        and Chief Executive Officer
                                        and Chief Financial Officer

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     GARY F. KIMMONS, Age 50, has served as chairman of the board of the Company since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

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

     Family Relationships
     --------------------

     None

     Involvement in Certain Legal Proceedings
     ----------------------------------------

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

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2001, none of the officers, directors and more than 10% beneficial owners complied with the above described filing requirements and no filings were made.

Item 10.  Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                                                                Long Term Compensation
                                                                                ------------------------------------
                                    Annual Compensation                         Awards                      Payouts
                                    --------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
---------------------------------------------------------------------------------------------------------------------
Gary F. Kimmons          2001   $240,000    0            $0           0            0            0          0
President and CEO        2000   $240,000    0            $0           0            0            0          0

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

     Stock Options and Warrants
     ---------------------------

     During 1996 the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("Plan"). Pursuant to the Plan, options to purchase shares of Common Stock may be granted to employees, officers, and directors of the Company. In June 1998, the board of directors approved an increase in the number of authorized options from 100,000 (post reverse-split adjusted) shares to 500,000 (post reverse-split adjusted) shares. Options granted under the Plan generally expire five to ten years after the date of grant. As of December 31, 2001 there were options to purchase 116,650 (post reverse split adjusted) shares were outstanding of which 116,650 were exercisable. As of December 31, 2001 there were also outstanding warrants to purchase 713,659 (post reverse-split shares). For the fiscal year ended December 31, 1998, the Company did not maintain any long-term retirement or other benefit plan.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis and accordingly, all references above to common stock have been restated to show the effect of the reverse split.

     Option Grants Table
     -------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2001.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

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


     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2001, on a post-reverse split adjusted basis:

     Option Exercise and Year End-Value Table
     ----------------------------------------


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

_________________
     (1) Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on December 31, 2001, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities. On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.


Title of                 Name of                                           Amount of           Percent of
Class                    Beneficial Owner                                  Ownership           Class
----------------------------------------------------------------------------------------------------------
Common Stock             Kimmons Family Partnership, Ltd.(1)(2)            495,500             6.03%
Common Stock             Gary F. Kimmons(1)                              1,086,192(3)         13.20%

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


     (b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on December 31, 2001, for individuals or entities in the following categories at the Company's fiscal year end: (i) persons known by the Company to own beneficially more than five percent (5%) of the Company's Common stock, (ii) each director, (iii) each Named Executive Officer listed in the "Summary Compensation Table" set forth herein, and (iv) all directors and executive officers as a group.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.


                                            Amount and Nature of Beneficial Ownership
                                            -------------------------------------------
                                                      Presently
Executive Officers, Directors           Common        Exercisable
And Principal Shareholders              Stock         Options         Total     Percent
---------------------------------------------------------------------------------------
Kimmons Family Partnership, Ltd.(1)(2)  495,500        0              495,500    6.03%

Gary F. Kimmons(1)(2)                 1,086,192(3)     0            1,086,192   13.20%

All Directors and Officers            1,086,192(3)     0            1,086,192   13.20%
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

     None.

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GK Intelligent Systems, Inc.
Houston, Texas

We have audited the accompanying balance sheet of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on October 4, 1993, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception on October 4, 1993 through December 31, 1998 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on those statements with an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period October 4, 1993 (inception) through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on October 4, 1993, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


HJ & Associates, LLC
Salt Lake City, Utah
February 11, 2003

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                       2001
                                                                 --------------
CURRENT ASSETS

   Cash                                                          $            -
                                                                 ---------------

     Total Current Assets                                                     -
                                                                 ---------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                          -
                                                                 ---------------

COMPUTER SOFTWARE (Note 3)                                                    -
                                                                 ---------------

     TOTAL ASSETS                                                $            -
                                                                 ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable (Note 7)                                     $    1,343,261
   Accrued liabilities (Note 8)                                       1,924,877
   Accrued liabilities - related parties (Note 9)                       988,936
   Notes payable (Note 4)                                               382,500
   Notes payable - related parties (Note 5)                             250,000
                                                                 ---------------

     Total Current Liabilities                                        4,889,574
                                                                 ---------------

     TOTAL LIABILITIES                                                4,889,574
                                                                 ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
     shares at $0.001 par value; -0- issued and outstanding                   -
   Common stock authorized: 275,000,000 common shares at $0.001 par
    value; 8,223,059 shares issued and outstanding                        8,223
   Additional paid-in capital                                        37,523,623
   Unearned compensation                                                 (3,000)
   Accumulated deficit                                              (42,418,420)
                                                                 ---------------

     Total Stockholders' Equity (Deficit)                            (4,889,574)
                                                                 ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $            -
                                                                 ===============

     The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                         From
                                                                                                       Inception
                                                                            For the                  on October 4,
                                                                           Year Ended                1993 through
                                                                          December 31,               December 31,
                                                               ---------------------------------
                                                                      2001              2000             2001
                                                               ---------------   ---------------  -----------------
REVENUES                                                       $             -   $             -  $         100,156

Cost of sales                                                                -                 -             29,961
                                                               ---------------   ---------------  -----------------

   Gross margin                                                              -                 -             70,195
                                                               ---------------   ---------------  -----------------

EXPENSES

   Depreciation and amortization                                             -                 -          3,458,369
   Loss on disposal of fixed assets                                          -                 -          1,385,199
   Impairment loss on software                                               -                 -          1,308,520
   General and administrative                                          355,828           546,495         35,179,342
                                                              ----------------   ---------------  -----------------

     Total Costs and Expenses                                          355,828           546,495         41,331,430
                                                               ---------------   ---------------  -----------------

LOSS BEFORE OTHER EXPENSE                                             (355,828)         (546,495)       (41,261,235)
                                                               ---------------   ---------------  -----------------

OTHER INCOME (EXPENSE)

   Interest expense and loan discount fees                            (421,982)         (371,214)        (1,050,536)
   Gain on release of debt                                                   -                 -             73,003
   Interest income                                                           -                 -              7,663
                                                               ---------------   ---------------  -----------------

     Total Other Income (Expense)                                     (421,982)         (371,214)          (969,870)
                                                               ---------------   ---------------  -----------------

LOSS BEFORE INCOME TAX EXPENSE                                        (777,810)         (917,709)       (42,231,105)

INCOME TAX EXPENSE                                                           -                 -                  -
                                                               ---------------   ---------------  -----------------

NET LOSS                                                              (777,810)         (917,709)       (42,231,105)

DIVIDENDS ON PREFERRED STOCK                                                 -                 -           (187,315)
                                                               ---------------   ---------------  -----------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                  $      (777,810)  $      (917,709) $     (42,418,420)
                                                               ===============   ===============  =================

BASIC LOSS PER SHARE                                           $         (0.05)  $         (0.13)
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                               15,899,271         7,022,559
                                                               ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)




                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------
Initial capitalization by
Company president                   -    $       -   637,500   $    638   $     5,737     $          -   $          -   $          -

Shares issued in connection
 with reverse merger                -            -    96,328         96           (96)               -              -              -

Series A preferred shares
 issued in connection with
 acquisition of software      883,333    3,389,432         -          -             -                -              -              -

Shares issued in private
 placement at prices ranging
 from $5.00 to $30.00 per
 share (net of commissions
 of $95,180)                        -            -    90,880         91     1,124,504                -               -             -

Shares issued to Company president
 for services rendered              -            -    33,258         33       236,721                -               -             -

Shares issued for professional
 services rendered                  -            -    28,396         28       339,246                -               -             -

Shares issued in
 settlement of debt                 -            -    25,000         25       471,232                -               -             -

Net loss from inception on
 October 4, 1993 through
 May 31, 1996                       -            -         -          -             -                -               -   (2,672,906)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance May 31, 1996          883,333    3,389,432   911,362        911     2,177,344                -               -   (2,672,906)

Shares issued in private placements
 at $8.75 and $10.00 per share
 (net of commissions of $61,306)    -            -   237,164        237     1,804,269                -               -             -

Shares issued to Company
 president and employees
 for services rendered              -            -    29,611         30       706,982                -               -             -

Shares issued for professional
 services rendered and operating
 expenses                           -            -    50,865         51       941,123                -               -             -
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance Forward               883,333   $3,389,432 1,229,002    $ 1,229   $ 5,629,718     $          -   $           -  $(2,672,906)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------
Balance Forward               883,333   $3,389,432   1,229,002   $ 1,229  $ 5,629,718     $          -   $          -  $ (2,672,906)

Warrants issued to employees        -            -           -         -       56,040                -              -              -

Warrants issued for professional
 services rendered                  -            -           -         -      290,596                -              -              -

Net loss for the year ended
May 31, 1997                        -            -           -         -            -                -              -    (9,528,473)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, May 31, 1997         883,333    3,389,432   1,229,002     1,229    5,976,354                -              -   (12,201,379)

Shares issued in private
 placements at prices ranging
 from $4.00 to $15.00
 per share                          -            -     813,629       814    7,536,188                -              -              -

Shares issued for exercise
 warrants at $10.00 per share       -            -      15,850        16      158,484                -              -              -

Shares issued to Company
 president and employees
 for services rendered              -            -     197,614       197    2,818,899                -              -              -

Shares issued for professional
 services rendered                  -            -     561,836       562    4,999,242                -              -              -

Warrants and options issued to
 Company president and employees
 for services rendered              -            -           -         -      102,349                -              -              -

Warrants and options issued for
 professional services rendered     -            -           -         -      576,313                -              -              -

Dividends on Series A preferred
 stock                              -      132,500           -         -            -                -              -      (132,500)

Net loss for the year ended May 31,
 1998                               -            -           -         -            -                -              -    (5,881,798)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, May 31, 1998         883,333   $3,521,932   2,817,931   $ 2,818  $22,167,829     $          -   $          -  $(18,215,677)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------


     The accompanying notes are an integral part of these financial statements.

                       GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------
Balance May 31, 1998          883,333   $3,521,932   2,817,931   $ 2,818  $22,167,829     $          -   $          -  $(18,215,677)

Shares issued in private placement
 at $20.00 per share (net of
 commissions of $93,090)            -            -     155,151       155    3,009,760         (779,900)             -              -

Shares issued for exercise of
 warrants and options at $-0-,
 $3.10, $9.40, and $10.00 per share -            -      88,496        88      319,010                -              -              -

Shares issued to director for
 professional services              -            -     100,000       100    1,624,900                -     (1,001,096)             -

Warrants and options issued for
 professional services              -            -           -         -    5,682,999                -     (4,483,435)             -

Dividends on Series A preferred
 stock                              -       54,815           -         -            -                -              -       (54,815)

Shares issued to convert preferred
 stock                       (883,333)  (3,576,747)     91,456        92    3,576,655                -              -              -

Net loss for the seven months
 ended December 31, 1998            -            -           -         -            -                -              -    (7,926,000)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, December 31, 1998          -            -   3,253,034     3,253    36,381,153        (779,900)    (5,484,531)  (26,196,492)

Shares issued at $20.00 per share
 for cash on March 31, 1999         -            -      12,500        12       249,988                -             -              -

Shares issued at $20.00 per share
 for cash on March 31, 1999         -            -       1,000         1        19,999                -             -              -

Shares issued for exercise of
 warrants on April 1, 1999          -            -       6,025         6           596                -             -              -
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance Forward                     -   $       -    3,272,559   $ 3,272   $36,651,736     $   (779,900) $ (5,484,531) $(26,196,492)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                       GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------
Balance Forward                     -   $        -   3,272,559   $ 3,272  $36,651,736     $   (779,900)  $ (5,484,531) $(26,196,492)

Shares issued for conversion of debt
 at $0.13 per share on
 December 10, 1999                  -            -   3,750,000     3,750      495,582                -              -              -

Amortization of deferred
professional fees                   -            -           -         -            -                -      5,484,531              -

Payment received on common stock
 subscription                       -            -           -         -            -          779,900              -              -

Additional shares issued to reconcile
 to transfer agent                  -            -         500         1           (1)               -              -              -

Warrant and options issued for
 professional services rendered     -            -           -         -      217,124                -              -              -

Debt issued with beneficial
 conversion features                -            -           -         -      103,068                -              -              -

Additional paid-in-capital
 contributed to the Company         -            -           -         -       45,314                -              -              -

Net loss for the year ended
 December 31, 1999                  -            -           -         -            -                -              -   (14,526,409)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, December 31, 1999          -            -   7,023,059     7,023   37,512,823                -              -   (40,722,901)

Net loss for the year ended
 December 31, 2000                  -            -           -         -            -                -              -      (917,709)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, December 31, 2000          -    $       -   7,023,059   $ 7,023  $37,512,823     $          -   $          -  $(41,640,610)


Shares issued for deferred
 Professional fees                  -            -   1,200,000     1,200       10,800                -        (12,000)             -

Amortization of deferred
 professional fees                  -            -           -         -            -                -          9,000              -

Net loss for the year ended
 December 31, 2001                  -            -           -         -            -                -              -      (777,810)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, December 31, 2001          -    $       -   8,223,059   $ 8,223  $37,523,623     $          -   $     (3,000) $(42,418,420)
                              =======   ==========   =======  =========   ===========     ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                Since
                                                                                                              Inception
                                                                              For the Year                  on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 ---------------------------------------------------------
                                                                         2001                2000               2001
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (777,810) $         (917,709) $    (42,231,105)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                                    -                   -            73,003
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                  9,000                   -         5,493,531
       Issuance of options and warrants for various
        compensation expenses                                                     -                   -        12,920,806
   Changes in assets and liabilities:
     (Increase) decrease in current assets                                   28,622              72,333                 -
     Increase in accounts payable and accrued expenses                      330,993             486,312         3,653,973
     Increase in accrued liabilities - related party                        359,195             359,064           988,936
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                (50,000)                  -       (12,845,700)
                                                                 ------------------  ------------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              -                   -                 -

     Purchase of software                                                         -                   -          (915,742)
     Purchase of fixed assets                                                     -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                                   -                   -        13,624,829
   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Proceeds from issuance of notes payable - related party                   50,000                   -           250,000
   Payments on notes payable                                                      -                   -          (306,637)
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                             50,000                   -        15,492,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -                   -                 -

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $                -  $              -
                                                                 ==================  ==================  ================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                               Since
                                                                                                              Inception
                                                                              For the Year                  on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 ---------------------------------------------------------
                                                                         2001                2000                2001
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                                  $                -  $                -  $        610,673
   Common stock issued for services - related party              $                -  $                -  $      4,549,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $           12,000  $                -  $      5,941,697
   Fixed assets distributed for debt                             $                -  $                -  $         42,783


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

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

         Reverse Merger
         --------------
         Pursuant to an agreement effective August 15, 1994, LBM-US, Inc. (LBM) issued 675,892 shares of its common stock in exchange for all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation (GKIS- Texas). The remaining 96,328 common shares out of a total of 772,220 common shares were retained by the former owners of LBM. Prior to, and in conjunction with the transaction, LBM authorized a stock split of three and one-half shares to one for its existing shareholders. On August 18, 1994, LBM changed its name to GK Intelligent Systems, Inc.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

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


                                                                             For the Year Ended
                                                                                December 31, 2001
                                                       ----------------------------------------------------------
                                                               Loss           Shares              Per Share
                                                            (Numerator)     (Denominator)           Amount
                                                       ------------------  --------------      ------------------
                                                       $      (777,810)       15,899,271       $         (0.05)
                                                       ==================  ==============      ==================

                                                                             For the Year Ended
                                                                              December 31, 2000
                                                       ----------------------------------------------------------
                                                               Loss           Shares              Per Share
                                                            (Numerator)     (Denominator)           Amount
                                                       ------------------  --------------      ------------------
                                                       $      (917,709)        7,022,559       $         (0.13)
                                                       ==================  ==============      ==================

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f. New Accounting Pronouncements

          The Company adopted the provisions of FASB Statement No. 139 "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121," FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, " Business Combinations", FASB Statement No. 142, "Goodwill and Other Intangible Assets", FASB Statement No. 143, " Accounting for Asset Retirement Obligations", FASB Statement No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)". Management does not believe these pronouncements will have a material effect on the Company's financial statements.

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

          Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                                                                   2001                2000
                                                                           --------------------------------------
               Deferred tax assets:
                NOL Carryover                                              $       12,501,715  $       12,225,050
                Accrued compensation                                                  473,451             529,800
                                                                           ------------------  ------------------

                                                                                   12,975,166          12,754,850

               Deferred tax liabilities:
                Deferred compensation                                                (311,094)           (212,265)


               Valuation allowance                                                (12,664,072)        (12,542,585)
                                                                           -------------------  ------------------

               Net deferred tax asset                                      $                -   $               -
                                                                           ===================  ==================

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.       Provision for Taxes (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:


                                                                                   2001                2000
                                                                           --------------------------------------
              Book loss                                                     $         (303,346) $         (357,907)
              Accrued compensation                                                      56,350             138,250
              Related party accruals                                                    98,829             114,627
              Valuation allowance                                                      148,167             105,030
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $31,750,000 that may be offset against future taxable income from the year 2001 through 2021. No tax benefit has been reported in the December 31, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

         i.       Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $-0- and $-0-, respectively.

         j.       Cost of Revenues

         Cost of revenues include materials such as diskettes, packaging and documentation as well as labor required to assemble the product.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k.       Inventories

         Inventories are stated at the lower of cost (average cost) or net realizable value and consist principally of CD-ROM diskettes, jewel cases and product boxes. Net realizable value is the estimated selling price less all applicable selling costs. Inventory on hand at December 31, 2001 amounted to $-0-.

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

         Costs of internally created computer software products are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is considered established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on the ratio of current revenue to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. During the years ended December 31, 2001 and 2000 the Company charged $-0- and $-0- to costs and expenses for research and development.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

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

NOTE 2 - PROPERTY AND EQUIPMENT

                                                                                      December 31, 2001
                                                                ----------------------------------------------------------
                                                                                         Accumulated          Net Book
                                                                        Cost            Depreciation            Amount
                                                                ------------------  -------------------  -----------------

              Property and Equipment                            $                -  $               -    $               -
                                                                ==================  =================    =================


         During the years ended December 31, 2001 and 2000, the Company expensed $-0- and $-0- in depreciation, respectively. The Company stopped depreciating the fixed assets at June 30, 1999.

         In June 1999, the Company's assets were seized by landlords and sold to off set amounts owing for rent. The Company realized a loss on disposal of the fixed assets of $1,385,199.

NOTE 3 - COMPUTER SOFTWARE

         Computer software costs were comprised of the following at December 31, 2001:

         Cost of purchased software used to develop other software products:

                    Training software technology              $         444,833
                    Carnot software technology                        3,389,433
                    Other tools and product costs                       470,909
                                                               -----------------

                                                                      4,305,175
                    Less accumulated amortization                    (2,996,655)
                                                               -----------------

                                                                      1,308,520
                    Less impairment loss                             (1,308,520)
                                                                ----------------

                    Net Book Value                            $               -
                                                              ==================

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000
NOTE 3 - COMPUTER SOFTWARE (Continued)

         The Carnot software tools and languages were acquired on November 2, 1995 in exchange for the issuance of 883,333 shares of the Company's Series A preferred stock. The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed. Amortization of software costs for the years ended December 31, 2001 and 2000 amounted to $-0-, and $-0-, respectively. The Company stopped amortizing software at June 30, 1999.

         During 1999, the Company was unable to secure funding to continue marketing it's software. The Company suspended operations in June 1999. Because of minimal sales in 1999 and no sales through January 2003 the Company determined that the software value has been fully impaired. The impairment loss recognized for the year ended December 31, 1999 was $1,308,520.

NOTE 4 - NOTES PAYABLE

         At December 31, 2001, the Company had various unsecured notes payable totaling $382,500, bearing an imputed interest rate of 10% per annum. These notes payable are due on demand and are currently in default.

         Interest expense related to these notes payable for the years ended December 31, 2001 and 2000 was $38,250 and $38,250, respectively,

NOTE 5 - NOTES PAYABLE - RELATED PARTY

         At December 31, 2001, the Company had two unsecured notes payable - related party totaling $250,000, to former directors of the Company bearing an imputed interest rate of 10% per annum. These notes payable-related party are due on demand and are currently in default.

         Interest expense related to these note payable - related parties for the years ended December 31, 2001 and 2000 was $21,000 and $20,000, respectively.

NOTE 6 - PREPAID EXPENSES

         Prepaid expenses consist of unamortized premiums on a directors and officers insurance policy. The insurance policies were paid for in May 1998 and run through May 2001. The Company had fully amortized the prepaid premiums by May 2001. The amount expensed during 2001 was $28,622.

NOTE 7 - ACCOUNTS PAYABLE

         Accounts payable consists of normal trade and operating liabilities incurred prior to the Company ceasing its operations in June 1999. Due to the age of the payables, the Company has imputed interest on all balances at the rate of 10% per annum. The imputed interest is included in accrued liabilities and totals $270,172 at December 31, 2001. Related interest expense for the years ended December 31, 2001 and 2000, was $134,326 and $135,846, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000
NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities as of December 31, 2001 consists of the following:

              Professional fees                               $         548,000
              Payroll and payroll taxes                                 199,344
              Accrued interest                                          710,898
              Judgments                                                 466,635
                                                              ------------------
                                                              $       1,924,877
                                                              ==================

NOTE 9 - ACCRUED LIABILITIES - RELATED PARTIES

         Accrued liabilities due to related parties consists of accrued salary of $630,000 to the Company's President and CEO and accrued expense reimbursements of $167,679 also to the Company's President and CEO. The Company has imputed interest on the accrued salary and accrued expense reimbursements at the rate of 10% per annum. Interest expense related to these balances for the years ended December 31, 2001 and 2000 was $59,501 and $45,144, respectively.

         Accrued interest associated with the accrued salary and expense reimbursement along with the notes payable to related parties totaled $191,257 at December 31, 2001.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

NOTE 14 - STOCK OPTIONS

         A summary of the status of the Company's outstanding stock options as of December 31, 2001 and 2000 and changes during the years ended December 31, 2001 and 2000 is presented below:


                                                                 2001                             2000
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------

              Outstanding, beginning of
               year                                      842,309  $           0.37        888,809  $          4.50
              Granted                                          -              0.00              -             0.00
              Expired/Cancelled                          (12,000)             2.50        (46,500)           18.90
              Exercised                                        -              0.00              -             0.00
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                    830,309  $           0.34        842,309  $          3.70
                                                   =============  ================  =============  ===============

              Exercisable                                830,309  $           0.34        842,309  $          3.70
                                                   =============  ================  =============  ===============


                                                       Outstanding                        Exercisable
                                      ----------------------------------------------------------------------------
                                                        Weighted
                                        Number          Average          Weighted     Number         Weighted
                                        Outstanding     Remaining        Average      Exercisable    Average
                      Range of          at Dec 31,      Contractual      Exercise     at Dec 31,     Exercise
                   Exercise Prices      2001            Life             Price        2001           Price
              ----------------------  -------------  -------------   -------------  -------------  ---------------
              $      0.01-0.99              809,909           2.62   $   0.01-0.99        809,909  $          2.80
                     1.00-3.99               13,800           1.75       1.00-3.99         13,800            20.20
                     4.00-5.00                6,600           2.00       4.00-5.00          6,600            40.90
                                      -------------  -------------   -------------  -------------  ---------------

              $      0.01-5.00              830,309           2.60   $   0.01-5.00        830,309  $          3.40
                                      =============  =============   =============  =============  ===============

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

NOTE 15 -GAIN ON RELEASE OF DEBT

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

NOTE 16 - SUBSEQUENT EVENTS

          Accounting Pronouncements
          -------------------------

          The Company adopted the provisions of FASB Statement No. 145 "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13 and technical corrections", and FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - and amendment of FASB Statement No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure -an amendment of FASB Statement No. 123 (SFAS 148)". Management does not believe these pronouncements will have a material effect on the Company's financial statements.

          Stock Split
          ----------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000
NOTE 16 - SUBSEQUENT EVENTS (Continued)

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

         Consulting Agreements
         ----------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2001 and 2000

NOTE 16 - SUBSEQUENT EVENTS (Continued)

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

              During 2002, the Company entered into a number of additional consulting agreement with various individuals and companies wherein they are to provide a variety of current and future services to the Company in exchange for compensation in the form of cash payments and issuance of common stock. Under the provisions of these agreements, the Company is obligated to issue a minimum of 1,200,000 shares of common stock plus additional cash payments or common stock in lieu of cash as services are performed in accordance with terms of the various agreements.