Form 10QSB/A
period 1999-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-05-01
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB/A

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

                             Report on Form 10-QSB/A

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

          Commitments and Contingencies
          -----------------------------

          On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount had already been included in accrued liabilities at September 30, 1999.

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

          On February 1, 2002, a default judgment was entered on behalf of Imperial Business Credit, Inc. for $23,200. Subsequent to the judgment, the two parties agreed to settle for $10,000 which amount has been included in accrued liabilities at September 30, 1999.

          On March 3, 2002, a judgment was filed in the matter of Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. The judgment was in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs and is subject to interest at various rates. This amount had already been included in accrued liabilities at September 30, 1999.

          On June 14, 2002, an agreed judgment was entered on behalf of Lyon Financial Services d.b.a., The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a., The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment for $21,500, the two parties agreed to settle for $12,750, which amount has been included in accrued liabilities at September 30, 1999.

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

          In July 1999, the Company was named as a defendant in a lawsuit, Marathon Oil Company v. GK Intelligent Systems, Inc. The plaintiff alleged that the Company failed to pay rent under a lease for office space and was seeking to recover rental payments in the amount of $78,554. Additionally, the plaintiff was seeking future rental payments, court costs as well as attorney's fees. On August 31, 1999, a default judgment was entered against the Company in the amount of $326,943 plus attorney's fees of $7,500. The plaintiff subsequently took possession of the Company's assets and sold them for approximately $28,000. The Company has accrued $306,444 for the judgment and applicable costs in accrued liabilities.

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

          In July 1999, the Company was named as a defendant in a lawsuit, Marathon Oil Company v. GK Intelligent Systems, Inc. The plaintiff alleged that the Company failed to pay rent under a lease for office space and was seeking to recover rental payments in the amount of $78,554. Additionally, the plaintiff was seeking future rental payments, court costs as well as attorney's fees. On August 31, 1999, a default judgment was entered against the Company in the amount of $326,943 plus attorney's fees of $7,500. The plaintiff subsequently took possession of the Company's assets and sold them for approximately $28,000. The Company has accrued $306,444 for the judgment and applicable costs in accrued liabilities.

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

     Marathon Oil Company v. GK Intelligent Systems, Inc. The company was a defendant in Civil Action No. 1999-36464, filed July 15, 1999 in the District Court of Harris County Texas. The plaintiff alleged that the Company failed to pay rent under a lease for office space and was seeking to recover rental payments in the amount of $78,554.49. Additionally, the plaintiff was seeking future rental payments, court costs as well as attorney's fees. On August 31, 1999, a default judgment was entered against the Company in the amount of $326,943.00 and attorney's fees of $7,500.00.

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

                                        GK Intelligent Systems, Inc.


Dated: April 28, 2003                   /S/ Gary F. Kimmons
                                        --------------------------------------
                                        By:  Gary F. Kimmons
                                        Its: President, Chief Executive Office
                                             and Chief Financial Officer