Form 10QSB
period 2002-03-31
GK INTELLIGENT SYSTEMS INC
filed 2003-05-05
CIK 1024095

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly period Ended: March 31, 2002; or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2002, was 9,598,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2002

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).........................   3
                  Balance Sheets (unaudited) ..............................   3
                  Statements of Operations (unaudited) ....................   4
                  Statements of Cash Flows (unaudited).....................   5
                  Notes to the Financial Statements .......................   7

         Item 2.  Management's Discussion and Analysis or Plan of Operation. 12

         Item 3.  Controls and Procedures .................................. 14

Part II. Other Information

         Item 1.  Legal Proceedings ........................................ 15

         Item 2.  Changes in Securities .................................... 16

         Item 3.  Defaults Upon Senior Securities .......................... 16

         Item 4.  Submission of Matters to a Vote of Security Holders ...... 16

         Item 5.  Other Information ........................................ 16

         Item 6.      Exhibits and Reports on Form 8-K ..................... 16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                   March 31,
                                                                     2002
                                                                ----------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                         $       -
                                                                ----------------

     Total Current Assets                                               -
                                                                ----------------

   COMPUTER SOFTWARE, NET                                               -

                                                                ----------------

     TOTAL ASSETS                                               $       -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $     1,343,263
   Accrued liabilities                                                2,008,578
   Accrued liabilities - related parties                              1,062,145
   Notes payable                                                        382,500
   Notes payable - related parties                                      250,000
                                                                ----------------

     Total Current Liabilities                                        5,046,486
                                                                ----------------

     TOTAL LIABILITIES                                                5,046,486
                                                                ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
    shares at $0.001 par value; -0- issued and outstanding              -
   Common stock authorized: 275,000,000 common shares
    at $0.001 par value; 9,598,059 shares issued and outstanding          9,598
   Additional paid-in capital                                        37,659,748
   Unearned compensation                                               (130,363)
   Accumulated deficit                                              (42,585,469)
                                                                ----------------

     Total Stockholders' Equity (Deficit)                            (5,046,486)
                                                                ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $       -
                                                                ================


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                    From
                                    For the Three                  Inception
                                    Months Ended                  on October 4,
                                      March 31,                  1993 through
                                -------------------------------    March 31,
                                    2002           2001              2002
                                ------------------------------- ----------------
REVENUES                        $       -       $       -       $       100,156

Cost of sales                           -               -                29,961
                                --------------- --------------- ----------------

   Gross margin                         -               -                70,195
                                --------------- --------------- ----------------

EXPENSES

   Loss on disposal of fixed assets     -               -             3,458,369
   Depreciation and amortization        -               -             1,385,199
   Impairment loss on software          -               -             1,308,520
   General and administrative         77,091         156,292         35,256,433
                                --------------- --------------- ----------------

   Total Costs and Expenses           77,091         156,292         41,408,521
                                --------------- --------------- ----------------

LOSS BEFORE OTHER INCOME (EXPENSE)   (77,091)       (156,292)       (41,338,326)
                                --------------- --------------- ----------------

OTHER INCOME (EXPENSE)

   Interest income                      -               -                 7,663
   Gain on release of debt              -               -                73,003
   Interest expense                  (89,958)       (103,058)        (1,140,494)
                                --------------- --------------- ----------------

   Total Other Income (Expense)      (89,958)       (103,058)        (1,059,828)
                                --------------- --------------- ----------------

LOSS BEFORE INCOME TAXES            (167,049)       (259,350)       (42,398,154)

INCOME TAXES                            -               -               -
                                --------------- --------------- ----------------

NET LOSS                            (167,049)       (259,350)       (42,398,154)

DIVIDENDS ON PREFERRED STOCK            -               -              (187,315)
                                --------------- --------------- ----------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                   $   (167,049)   $   (259,350)   $   (42,585,469)
                                =============== =============== ================

BASIC LOSS PER SHARE            $      (0.02)   $      (0.04)
                                =============== ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                8,420,005       7,023,059
                                =============== ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 -----------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ---------------    ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $        (167,049)  $    (259,350)     $ (42,398,154)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                            -                -          3,458,369
       Loss on disposal of fixed assets                                         -                -          1,385,199
       Impairment loss on software                                              -                -          1,308,520
       Gain on release of debt                                                  -                -             73,003
       Beneficial conversion on issuance of debt                                -                -            103,068
       Amortization of unearned compensation                                10,138               -          5,503,669
       Issuance of common stock, options and warrants
        for services                                                            -                -         12,920,806
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                           -           18,084                 -
     Increase (decrease) in accounts payable and accrued
      expenses                                                              83,702         164,329          3,737,675
     Increase in accrued liabilities - related party                        73,209          26,937          1,062,145
                                                                 ------------------  ---------------    ---------------

       Net Cash Used by Operating Activities                                    -          (50,000)       (12,845,700)
                                                                 ------------------  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                       -                -           (915,742)
     Other capital expenditures                                                 -                -         (1,651,988)
     Organization costs                                                         -                -            (78,745)
                                                                 ------------------  ---------------    ---------------

       Net Cash Used by Investing Activities                                    -                -         (2,646,475)
                                                                ------------------  ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                       -                -          1,098,769
   Common stock issued for cash                                                 -                -         13,624,829
   Payments on notes payable                                                    -                -           (306,637)
   Proceeds from issuance of notes payable - related party                      -            50,000           250,000
   Receipt of subscription receivable                                           -                -            779,900
   Capital contributed by the Company's president                               -                -             45,314
                                                                 ------------------  ---------------    ---------------
       Net Cash Provided by Financing Activities                                -            50,000        15,492,175
                                                                 ------------------  ---------------    ---------------

NET DECREASE IN CASH                                                            -                -                 -

CASH AT BEGINNING OF PERIOD                                                     -                -                 -
                                                                 ------------------  ---------------    ---------------

CASH AT END OF PERIOD                                            $              -    $           -      $           -
                                                                 ==================  ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                          For the Three Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                                March 31,                     March 31,
                                                                 -----------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ---------------    ---------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $          -        $         -        $       -
   Interest                                                      $          -        $         -        $       -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $        -          $         -        $     610,673
   Common stock issued for services - related party              $        -          $         -        $   4,549,123
   Options and warrants issued for services                      $        -          $         -        $   2,441,986
   Common stock issued for services                              $        -          $         -        $   5,929,697
   Fixed assets distributed for debt                             $        -          $         -        $      42,783


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2002 and 2001

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

     Common Stock
     ------------

     During 2002, the Company issued 221,980 common shares to various vendors valued at $0.18 to $2.00 per share for the conversion of debt.

     During 2002, the Company issued 4,050,000 common shares to various consultants valued at $0.10 per share for services performed.

     During 2002, the Company issued 1,208,695 common shares to the Company's President/CEO and director valued at $0.10 per share for services performed.

     During 2002, the Company issued 6,391,305 common shares to the Company's President/CEO and director valued at $0.10 per share for the conversion of related party debt.

     Private Placement Memorandum
     ----------------------------

     On October 18, 2002, the Company authorized a Private Placement  Memorandum
     (PPM) for accredited investors as defined in Rule 501 of Regulation 1 of the Securities Act of 1933. This PPM was for 40 units with each unit consisting of 100,000 shares of common stock and a warrant to purchase up to 200,000 shares of common stock. Each warrant vests immediately and will be exercisable for a period of two years from the date of issuance. Each unit is being offered for $25,000 or $0.25 per share. Each warrant is exercisable at $0.35 per share.

     The Company has sold 7 units or 700,000 shares of common stock and 1,400,000 warrants for stock subscription receivable for $175,000.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             March 31, 2002 and 2001

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

     Results of Operations
     ---------------------

     Net revenues for the three months ended March 31, 2002 and 2001 were $-0- and $-0-, respectively. The Company had a operating expenses of $77,091 for the three months ending March 31, 2002 compared to $156,292 for the comparative period of 2001.

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

     Liquidity
     ---------

     During the three months ended March 31, 2002, the Company used cash of $-0-in its operations compared to $-0- in the three months ended March 31, 2001. The Company had no cash on hand as of March 31, 2001. The Company ceased operations in 1999 and became inactive until the second quarter of 2002.

Item 3.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024.

     Imperial Business Credit, Inc. v. GK Intelligent Systems, Inc. On July 19, 2001 Imperial Business Credit, Inc. filed a complaint against the Company in the Superior Court of San Diego, California, case number IC770981. On February 2, 2002 a judgment by default was issued by the court for the amount of $23,200.

     Lyon Financial Services, Inc. v. GK Intelligent Systems, Inc. On November 19, 2001 Lyon Financial Services made the Company a defendant in docket number 761,933-001 filed in the County Civil Courts of Houston Texas. The company intends to vigorously defend the lawsuit.

     We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

     1 for 10 Reverse Split and Increase in Common Shares
     ----------------------------------------------------

     Effective March 25, 2002, the date of the filing of the Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State, the Company's common stock was reverse split on a 1-for-10 basis. Additionally, the Company increased the number of shares of common stock which the Company is authorized to issue to 275,000,000 shares of common stock, par value of $0.001 per share.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On March 19, 2002, the Board of Directors and a majority of the stockholders, by written consent, pursuant to Section 141 and Section 228, respectively, of the General Corporation Law of the State of Delaware (a) approved the 1-for-10 reverse stock split of the Company's authorized and issued shares of common stock of the Company, which became effective as of March 25, 2002, the date of the filing of the Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State; (b) approved the amendment to Article V., of the Certificate of Information, increasing the number of shares of common stock which the Company is authorized to issue to 275,000,000 shares of common stock, par value of $0.001 per share, and (c) ratified the election of Dick Meador, Renee Ethridge, Kathryn Kimmons and Lance Kimmons as directors of the Company.

Item 5. Other Information.

     Engagement Letter with Petty International Development, Corp.
     ------------------------------------------------------------

     On March 6, 2002, GK Intelligent Systems and Petty International Development, Corp. entered into an Engagement Letter memorializing an agreement under which Petty International will act as the Company's non-exclusive U.S. consulting, marketing, public offering, M & A agent, for the purpose of rendering financial advice and other such services. The engagement was effective as of April 5, 2001. The agreement provided for Petty International to receive one million two hundred thousand (1,200,000) shares of restricted common stock regardless of any reverse splits undertaken by the Company. The term of this agreement was for two years from the effective date and will expire on April 5, 2003. Further, in the event that the Company determines not to proceed with any transaction after such has been accepted in writing then there is a $50,000 dollar "break-up" fee, which is also payable in Company stock.

     Consulting Agreement with Ron Sparkman
     --------------------------------------

     On March 7, 2002, the Company entered into a Consulting Agreement with Ron Sparkman to provide public relations and advisory services to the Company in consideration of one million (1,000,000) post-reverse split adjusted restricted shares of common stock.

     Consulting Agreement with Rockne J. Horvath
     -------------------------------------------

     On March 7, 2002, the Company entered into a Consulting Agreement with Rockne J. Horvath to provide accounting services to the Company in consideration of one hundred thousand (100,000) post-reverse split adjusted restricted shares of common stock .

     Consulting Agreement with Stephen K. Carper
     -------------------------------------------

     On March 15, 2002, GK Intelligent Systems and entered into a Consulting Agreement with Stephen K. Carper to aid the Company in negotiating resolutions of its outstanding debt and to establish a new corporate infrastructure, in consideration of five hundred fifty thousand (550,000) post-reverse split adjusted restricted shares of common stock.

     Consulting Agreement with Renee H. Ethridge
     -------------------------------------------

     On March 15, 2002, GK Intelligent Systems and entered into a Consulting Agreement with Renee H. Ethridge and also appointed Ms. Ethridge as a director. As compensation for these services of Ms. Ethridge will receive one hundred thousand (100,000) post-reverse split adjusted restricted shares of common stock. The term of this agreement is for one hundred and twenty (120) days.

     Agreement with Transfer Agent, American Register and Transfer, Co.
     -----------------------------------------------------------------

     On March 15, 2002, GK Intelligent Systems entered into an agreement to pay American Register and Transfer Company one hundred thousand (100,000) post-reverse split adjusted restricted shares as consideration for professional services rendered.

     Consulting Agreement with Technical Objectives, Inc.
     ---------------------------------------------------

     On March 18, 2002, GK Intelligent Systems entered into a consulting agreement with and Technical Objectives, Inc. for the design and develop of software and to advise and consult with the Company in its technical matters for a period of twelve (12) months. In exchange for its services the Company agreed to pay Technical Objectives an hourly rate of one hundred fifty dollars ($150) per hour, and two hundred thousand (200,000) post-reverse split adjusted restricted shares of its common stock.

     Debt Resolution Agreement and Interim Compensation Agreement with Gary F. Kimmons
     ---------------------------------------------------------------------------

     On March 20, 2002, GK Intelligent Systems and Gary F. Kimmons entered into a debt resolution agreement whereby the Company agreed to issue seven million (7,000,000) post-reverse split adjusted restricted shares common stock as payment in full for $809,062 of accrued unpaid salary through March 15, 2002 as specified under the terms and conditions of the Employment Agreement and its addendum, the Amended and Restated Employment Agreement, dated March 13, 1998 between the parties. Also on March 20, 2002, the Company entered into an interim compensation agreement with Gary Kimmons for the period of time between March 15, 2002 and June 15, 2002. Under the terms of the agreement the Company would issue Kimmons six hundred thousand (600,000) post-reverse split adjusted shares of the Company's unregistered and restricted common stock in exchange for cash as compensation in full for the above stated period.

     Amended and Restated Consulting Agreement with Dick Meador
     ----------------------------------------------------------

     On March 20, 2002, GK Intelligent Systems and Dick Meador executed an amended and restated consulting agreement whereby Meador will receive two hundred fifty thousand (250,000) post-reverse split adjusted restricted shares of common stock in exchange for his services as an advisor with regard to the resurrection of the Company's operations in the domestic and international marketplaces and for his services as a member of the Board of Directors.

     All shares referenced above were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933. No underwriters were used.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.

         Exhibit
         Number         Description
         -----------    ----------------------------------------------------------------------
         3.1(1)         Certificate of Incorporation of the Company and Amendments thereto.
         3.2(1)         By-laws of the Company;
         3.3(2)         Amendment to Certificate of Incorporation
         3.4**          Certificate of Amendment to Certificate of Incorporation
         10.11(3)       Consulting Agreement with Berkshire Capital Management Co., Inc.
         10.12(3)       Consulting and Finder's Fee Agreement with The Herman Group, L.P.
         10.13(3)       Engagement Letter with Petty International Development Corp.
         10.14(3)       Consulting Agreement with Ron Sparkman.
         10.15(3)       Consulting Agreement with Rockne J. Horvath.
         10.16(3)       Consulting Agreement with Stephen K. Carper.
         10.17(3)       Consulting Agreement with Renee H. Ethridge.
         10.18(3)       Consulting Agreement with Technical Objective, Inc.
         10.19(3)       Debt Resolution Agreement with Gary F. Kimmons.
         10.20(3)       Interim Compensation Agreement with Gary F. Kimmons.
         10.21(3)       Amended and Restated Consulting Agreement with Dick Meador.
         99.1**         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
         99.2**         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3**         906 Certification

------------------------

          (1) Filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 24, 1997, and incorporated by reference herein.

          (2) Filed as an exhibit to the Company's Annual Report for fiscal year ended May 31, 1998 on Form 10-KSB filed on September 14, 1998, and incorporated by reference herein.

          (3) Filed as an exhibit to the Company's Current Report on Form 8-K filed November 6, 2002 and incorporated by reference herein.

          (4)  Filed herewith.

     (b) Reports on Form 8-K.

     There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                GK Intelligent Systems, Inc.


Dated: May 5, 2003                              /S/ Gary F. Kimmons
                                                -------------------------------
                                                By: Gary F. Kimmons
                                                Its: President,
                                                     Chief Executive Office
                                                     and Chief Financial Officer