Form 10QSB
period 2002-06-30
GK INTELLIGENT SYSTEMS INC
filed 2003-05-05
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly period Ended: June 30, 2002; or

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

                    2602 Yorktown Place, Houston, Texas 77056
               (Address of principal executive offices) (Zip Code)


                                 (713) 626-1504
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 30, 2002, was 19,723,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2002

                                      INDEX

                                                                           Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).........................   3
                  Balance Sheets (unaudited) ..............................   3
                  Statements of Operations (unaudited) ....................   4
                  Statements of Cash Flows (unaudited) ....................   5
                  Notes to the Financial Statements .......................   7

         Item 2.  Management's Discussion and Analysis or Plan of Operation. 12

         Item 3.  Controls and Procedures .................................. 14

Part II. Other Information

         Item 1.  Legal Proceedings ........................................ 15

         Item 2.  Changes in Securities .................................... 15

         Item 3.  Defaults Upon Senior Securities .......................... 15

         Item 4.  Submission of Matters to a Vote of Security Holders ...... 15

         Item 5.  Other Information ........................................ 16

         Item 6.  Exhibits and Reports on Form 8-K ......................... 18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                   June 30,
                                                                     2002
                                                                ----------------
                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                         $             -
                                                                ----------------

     Total Current Assets                                                     -
                                                                ----------------

   COMPUTER SOFTWARE, NET                                                     -

                                                                ----------------

     TOTAL ASSETS                                               $             -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $     1,329,680
   Accrued liabilities                                                2,091,601
   Accrued liabilities - related parties                                269,679
   Notes payable                                                        382,500
   Notes payable - related parties                                      200,000
                                                                ----------------

     Total Current Liabilities                                        4,273,460
                                                                ----------------

     TOTAL LIABILITIES                                                4,273,460
                                                                ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
    at $0.001 par value; -0- issued and outstanding                           -
   Common stock authorized: 275,000,000 common shares
    at $0.001 par value; 19,723,059 shares issued and outstanding        19,723
   Additional paid-in capital                                        38,807,767
   Unearned compensation                                               (308,146)
   Accumulated deficit                                              (42,792,804)
                                                                ----------------

     Total Stockholders' Equity (Deficit)                            (4,273,460)
                                                                ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $              -
                                                               =================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                       For the Six              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                          June 30,                           June 30,                    June 30,
                                               -------------------------------   ---------------------------------
                                                    2002             2001               2002             2001              2002
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $               -  $      100,156

Cost of sales                                               -                -                 -                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -                  -       1,385,199
   Depreciation and amortization                            -                -                 -                  -       3,458,369
   Impairment loss on software                              -                -                 -                  -       1,308,520
   General and administrative                         122,306           72,537           199,397            228,829      35,378,739
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         122,306           72,537           199,397            228,829      41,530,827
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (122,306)         (72,537)        (199,397)           (228,829)    (41,460,632)
                                               --------------  ---------------   --------------   -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                  -           7,663
   Gain on release of debt                              2,250                -             2,250                  -          75,253
   Interest expense                                   (87,279)        (104,808)        (177,237)           (207,866)     (1,227,773)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (85,029)        (104,808)        (174,987)           (207,866)     (1,144,857)
                                               --------------  ---------------   --------------   -----------------  --------------

LOSS BEFORE INCOME TAXES                             (207,335)        (177,345)        (374,384)           (436,695)    (42,605,489)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (207,335)        (177,345)        (374,384)           (436,695)    (42,605,489)

DIVIDENDS ON PREFFERED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                  $     (207,335) $      (177,345)  $     (374,384)  $       (436,695)  $  (42,792,804)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.02) $         (0.02)  $         (0.04) $           (0.06)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              17,406,952        8,157,125        13,040,506          7,593,224
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (374,384) $         (436,695) $    (42,605,489)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                               (2,250)                  -           (75,253)
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                127,354               2,000         5,620,885
       Issuance of Common stock, options and warrants
        for services                                                         60,500                   -        12,981,306
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                             -              28,622                 -
     Increase (decrease) in accounts payable and accrued
      expenses                                                              166,724             263,886         3,966,703
     Increase in accrued liabilities - related party                         22,056              92,187         1,010,992
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                      -            (50,000)       (12,845,700)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Common stock issued for cash                                                   -                   -        13,624,829
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                        -              50,000           250,000
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                                  -              50,000        15,492,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                              -                   -                 -

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $                -  $                -  $              -
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                                                Since
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $            -      $            -      $              -
   Interest                                                      $            -      $            -      $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $       13,583      $            -      $        624,256
   Common Stock Issued for debt - realted party                  $      789,062      $            -      $        789,062
   Common stock issued for services - related party              $       60,000      $            -      $      4,609,123
   Options and warrants issued for services                      $            -      $            -      $      2,441,986
   Common stock issued for services                              $          500      $            -      $      5,930,197
   Fixed assets distributed for debt                             $            -      $            -      $         42,738

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             June 30, 2002 and 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             June 30, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             June 30, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             June 30, 2002 and 2001

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

     Notes Payable - Related Party
     ------------------------------

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                             June 30, 2002 and 2001

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

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months and six months ended June 30, 2002 and 2001. The Company had operating expenses of $122,306 for the three months ending June 30, 2002 compared to $72,537 for the comparative period of 2001. The Company had operating expenses of $199,397 for the six months ended June 30, 2002 compared to $228,829 for the same period in 2001. The increase was due to the issuance of shares of the Company's common stock to consultants who are assisting in reviving the Company's operations.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999. The Company's expenses are accruals of officer compensation and interest on its liabilities. The Company was inactive until the second quarter of 2002.

     Liquidity
     ---------

     During the six months ended June 30, 2002 and 2001, the Company used cash of $-0- and $50,000, respectively. The Company had no cash on hand as of June 30, 2002. The Company ceased operations in 1999 and has been inactive in 2000 and 2001.

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

     Lyon Financial Services, Inc. v. GK Intelligent Systems, Inc. On November 19, 2001 Lyon Financial Services made the Company a defendant in docket number 761,933-001 filed in the County Civil Courts of Houston Texas. On June 14, 2002, an agreed judgment was entered into record in the County Civil Court of Harris County, Texas. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to the plaintiff the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1500 in attorney's fees. This judgment is accumulating interest at a rate of ten percent per annum from the above date of judgment.

     Claim of The Hermann Group. In May 2001, the Company entered into a Consulting and Finder's Fee Agreement with The Herman Group pursuant to which the Hermann Group was to provide services to the Company in connection with the clean-up, strategic planning, location and procurement of investors and financing for the company and identification of potential buyer's and/or merger candidates for the Company. Despite not having rendered any services to the Company, nor procuring any investment or identification of any buyer or strategic alliances, on May 14, 2002 the Company received a letter threatening a lawsuit for the Company's breach of contract and demanding payment of $180,000 as fees due under the contract for services performed by the Hermann Group. The Company believes The Hermann Group's claim is without merit as no services were provided and has responded to the demand letter.

     We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the second quarter of 2002.

Item 5. Other Information.

Debt Resolution and Conversion Agreement with High Altitude, Inc.
----------------------------------------------------------------

     On May 3, 2002, the Company issued the shares to High Altitude, Inc., from its conversion which took place on December 10, 1999, but inadvertently not issued. On November 10, 1999, the Company and High Altitude, Inc., reached an agreement with regard to an outstanding debt of four hundred ninety nine thousand three hundred and thirty two dollars ($499,332) in fees, commissions, third-party billings and out of pocket expenses. The agreement the parties entered into provided the Company an additional thirty (30) days in which to raise the monies owed to High Altitude. At the end of that thirty day period if the debt was not brought current, High Altitude could elect to take payment for the monies owed in the form of three million seven hundred and fifty thousand (3,750,000) shares of the Company's unregistered and restricted common stock. On December 10, 1999, the debt had not been paid and High Altitude gave said notice of conversion of debt to stock to the Company. The shares were converted on December 10, 1999, but inadvertently not issued until May 3, 2002.

Marketing Agreement Between GK Intelligent Systems and BTH2, Inc.
----------------------------------------------------------------

     On June 1, 2002, the Company entered into a Marketing Agreement with BTH2, Inc. The terms of the Agreement state that BTH2 is to provide its services as a marketing agency for the Company's products for a period of twelve (12) months commencing June 1, 2002. In consideration for BTH2's efforts, the Company shall compensate BTH2 in the form of a non-refundable monthly retainer of twenty five thousand dollars ($25,000) per month, with the first payment starting sixty (60) days from the execution of the Agreement. Additionally as compensation, the Company issued five hundred thousand (500,000) post-reverse split adjusted restricted shares of common stock.

Promissory Note to BDO Seidman, LLP
-----------------------------------

     On June 12, 2002, the Company executed a promissory note in favor of BDO Seidman, LLP in the principal amount of eighty five thousand dollars ($85,000) representing the unpaid balance for past auditing services provided to the Company. The Company's President Gary F. Kimmons personally guaranteed the promissory note.

Other Issuances of Restricted Securities.
-----------------------------------------

     On April 1, 2002, the Company authorized the issuance of 100,000 post-reverse split adjusted restricted shares of common stock to Dick Meador in full satisfaction of the $50,000 promissory note due and payable by the Company to Mr. Meador. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 5, 2002, the Company authorized the issuance of 75,000 post-reverse split adjusted restricted shares of common stock to J.L. Commodities Company, a company owned and Arne Ray, as full compensation and satisfaction for the prior legal services provided by Arne Ray, to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 24, 2002, the Company authorized the issuance of 250,000 oost-reverse split adjusted s restricted shares of common stock to Ron Sparkman pursuant to the terms of that Consulting Agreement dated March 7, 2001, under which Mr. Sparkman is to provide consultative services to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 24, 2002, the Company authorized the issuance of 550,000 post-reverse split adjusted restricted shares of common stock to Stephen Carper pursuant to the terms of that Consulting Agreement dated March 15, 2001, under which Mr. Carper was to assist the Company in negotiating the settlement of the company's outstanding debt and to establish a new corporate infrastructure to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 24, 2002, the Company authorized the issuance of 100,000 post-reverse split adjusted restricted shares of common stock to Rockne J. Horvath pursuant to the terms of that Consulting Agreement dated March 7, 2001, under which Mr. Horvath is to provide accounting services to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 24, 2002, the Company authorized the issuance of 200,000 post-reverse split adjusted restricted shares of common stock to Technical Objectives pursuant to the terms of that Consulting Agreement dated March 18, 2001, under which Technical Objectives is to provide technical assistance to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On April 24, 2002, the Company authorized the issuance of 1,200,000 post-reverse split adjusted restricted shares of common stock to Petty International Development Corporation, in consideration of executive advisory, international sales and marketing, and acquisition services provided to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


         Exhibit
         Number         Description
         ----------     -------------------------------------------------------
         3.1(1)         Certificate of Incorporation of the Company and Amendments thereto.
         3.2(1)         By-laws of the Company;
         3.3(2)         Amendment to Certificate of Incorporation
         3.4(4)          Certificate of Amendment to Certificate of Incorporation
         10.11(3)       Consulting Agreement with Berkshire Capital Management Co., Inc.
         10.12(3)       Consulting and Finder's Fee Agreement with The Herman Group, L.P.
         10.13(3)       Engagement Letter with Petty International Development Corp.
         10.14(3)       Consulting Agreement with Ron Sparkman.
         10.15(3)       Consulting Agreement with Rockne J. Horvath.
         10.16(3)       Consulting Agreement with Stephen K. Carper.
         10.17(3)       Consulting Agreement with Renee H. Ethridge.
         10.18(3)       Consulting Agreement with Technical Objective, Inc.
         10.19(3)       Debt Resolution Agreement with Gary F. Kimmons.
         10.20(3)       Interim Compensation Agreement with Gary F. Kimmons.
         10.21(3)       Amended and Restated Consulting Agreement with Dick Meador.
         10.22(3)       Promissory Note to BDO Seidman LLP.
         10.23(3)       Consulting Agreement with Alan S. Litvak.
         10.24(3)       Promissory Note to Gary Kimmons.
         10.25**        Marketing Agreement with BTH2
         99.1**         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         99.2**         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3**         906 Certification

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

     (4) Filed as an exhibit to the Company's quaretly report on Form 10-QSB for the quarter ended March 31, 2002, filed May ___, 2003, and incorporated by reference herein.

     ** Filed herewith.


     (b) Reports on Form 8-K.

     There were no other reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                GK Intelligent Systems, Inc.


Dated: May 5, 2003                              /S/ Gary F. Kimmons
                                                -------------------------------
                                                By: Gary F. Kimmons
                                                Its: President,
                                                     Chief Executive Officer
                                                     and Chief Financial Officer