Form 10QSB
period 2002-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-05-05
CIK 1024095

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period Ended: September 30, 2002; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2002, was 19,723,059 (post reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2002

                                      INDEX

                                                                           Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).........................   3
                  Balance Sheets (unaudited)...............................   3
                  Statements of Operations (unaudited).....................   4
                  Statements of Cash Flows (unaudited) ....................   5
                  Notes to the Financial Statements .......................   7

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

         Item 5.  Other Information ........................................ 15

         Item 6.  Exhibits and Reports on Form 8-K ......................... 18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                                 September 30,
                                                                     2002
                                                                ----------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                         $        45,000
                                                                ----------------

     Total Current Assets                                                45,000
                                                                ----------------

   COMPUTER SOFTWARE, NET                                                     -
                                                                ----------------

     TOTAL ASSETS                                               $        45,000
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $     1,341,064
   Stock subscription payable                                            50,000
   Accrued liabilities                                                2,174,963
   Accrued liabilities - related parties                                155,482
   Notes payable                                                        382,500
   Notes payable - related parties                                      370,041
                                                                ----------------

     Total Current Liabilities                                        4,474,050
                                                                ----------------

     TOTAL LIABILITIES                                                4,474,050
                                                                ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
    at $0.001 par value; -0- issued and outstanding                           -
   Common stock authorized: 275,000,000 common shares
    at $0.001 par value; 19,723,059 shares issued and outstanding        19,723
   Additional paid-in capital                                        38,807,767
   Unearned compensation                                               (172,220)
   Accumulated deficit                                              (43,084,320)
                                                                ----------------

     Total Stockholders' Equity (Deficit)                            (4,429,050)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $        45,000
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                      For the Nine              on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                        September 30,                      September 30,             September 30,
                                               -------------------------------   ----------------------------------
                                                    2002             2001               2002             2001              2002
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $               -  $      100,156

Cost of sales                                               -                -                 -                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -                  -       1,385,199
   Depreciation and amortization                            -                -                 -                  -       3,458,369
   Impairment loss on software                              -                -                 -                  -       1,308,520
   General and administrative                         206,900           64,001           406,297            292,830      35,585,639
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         206,900           64,001           406,297            292,830      41,737,727
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (206,900)         (64,001)         (406,297)          (292,830)    (41,667,532)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                  -           7,663
   Gain on release of debt                                  -                -             2,250                  -          75,253
   Interest expense                                   (84,616)        (106,309)         (261,853)          (314,175)     (1,312,389)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (84,616)        (106,309)         (259,603)          (314,175)     (1,229,473)
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                             (291,516)        (170,310)         (665,900)          (607,005)    (42,897,005)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS                                             (291,516)        (170,310)         (665,900)          (607,005)    (42,897,005)

DIVIDENDS ON PREFFERED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS     $     (291,516) $      (170,310)  $      (665,900) $        (607,005) $  (43,084,320)
                                               ==============  ===============   ===============  =================  ==============

BASIC LOSS PER SHARE                           $        (0.02) $         (0.02)  $         (0.04) $           (0.08)
                                               ==============  ===============   ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              15,222,952        7,805,477        19,723,059          7,805,476
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $         (665,900) $        (607,005)  $    (42,897,005)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                               (2,250)                  -           (75,253)
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                263,280               6,000         5,756,811
       Issuance of common stock, options and warrants
        for services                                                         60,500                   -        12,981,306
   Changes in operating assets and liabilities:
     (Increase) decrease other assets                                             -              28,622                 -
     Increase (decrease) in accounts payable and accrued
      expenses                                                              261,470             364,946         4,061,449
     Increase (decrease) in accrued liabilities - related party              77,900             157,437         1,066,836
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                                 (5,000)           (50,000)       (12,850,700)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of note payable                                    50,000                   -         1,148,769
   Common stock issued for cash                                                   -                   -        13,624,829
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                        -              50,000           250,000
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                             50,000              50,000        15,542,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                         45,000                   -            45,000

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           45,000  $                -  $         45,000
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                Since
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $                -  $                -  $              -

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $           13,583  $                -  $        624,256
   Common stock issued for debt - related party                  $          789,062  $                -  $        789,062
   Common stock issued for services - related party              $           60,000  $                -  $      4,609,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $              500  $                -  $      5,930,197
   Fixed assets distributed for debt                             $                -  $                -  $         42,738


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001

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

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months and nine months ended September 30, 2002 and 2001. The Company had operating expenses of $206,900 for the three months ending September 30, 2002 compared to $64,001 for the comparative period of 2001. The Company had operating expenses of $406,297 for the nine months ended September 30, 2002 compared to $292,830 for the same period in 2001. The increase is due primarily to the value of the shares of the Company's common stock issued to consultants who are assisting in the its efforts to reactive its operations.

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

     Liquidity
     ---------

     During the nine months ended September 30, 2002 and 2001, the Company used cash of $5,000 and $50,000, respectively, in its operations. The Company had cash of $45,000 on hand as of September 30, 2002. The Company ceased operations in 1999 and has been working to reactivate its operations since the second quarter of 2002.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the third quarter of 2002.

Item 5. Other Information.

Newly Engaged Independent Accountants
-------------------------------------

     On September 6, 2002, the Company engaged HJ & Associates, LLC, as its new independent accountant.

Consulting Agreement with Alan S. Litvak
----------------------------------------

     On September 13, 2002, the Company entered and Alan S. Litvak entered into a consulting agreement. The terms of the Agreement set forth that Litvak will assist in the identification and procurement of qualified accredited investors for the Company. As compensation for the services rendered under this Agreement the Company will pay a commission amounting to ten percent (10%) of the total dollars raised in the private placement. Payment to Litvak shall be made according to the following formula: fifty percent (50%) of the total amount shall be in cash and the remaining fifty percent (50%) shall be in the form of restricted shares of common stock of the Company.

Promissory Note to Gary Kimmons
-------------------------------

     On September 26, 2002, the Company executed a promissory note in favor of Gary F. Kimmons, the President and a Director of the Company, in the principal amount of one hundred seventy thousand, forty one and 42/100 dollars ($170,041.42) representing expenses accrued on behalf of the Company paid by Mr. Kimmons from May 5, 1999 through September 26, 2002. The terms of the note are six percent (6%) per annum simple interest and the note is due upon demand.

Consulting Agreement with Berkshire Management Co., Inc.
-------------------------------------------------------

     On September 26, 2002, the Company issued the shares earned under the Consulting Agreement with Berkshire Capital Management Co., Inc. dated April 24, 2001. Under the terms of the Agreement, Berkshire Capital was to provide assistance in the development of the corporate strategy and recommend an effective growth strategy. This includes mentoring and assistance in forming the structure of the functional components of the Company as well as providing technical guidance in the establishing of business alliances and relationships. Further, Berkshire Capital would aid in the acquisition of administrative personnel for the Company. In consideration for their efforts the Company was to issue one million (1,000,000) restricted shares of common stock. Under the terms of the Agreement Berkshire Capital will be entitled to receive additional shares, pro rata in the event of a reverse stock split within three (3) years from the effective date. The amount of pro rata shares to be issued will be proportional to the shares exchanged in the reverse stock split.

Promissory Note in favor of Dick Meador
---------------------------------------

     On September 26, 2002, the Company issued 100,000 restricted shares of common stock in full satisfaction of the promissory note in favor of Dick Meador dated October 1, 2001, which was due on April 1, 2002. The amount of the note was fifty thousand dollars ($50,000) at an annualized interest rate of eight percent (8%). This note was collateralized by one hundred thousand (100,000) shares of the unregistered and restricted common stock of the Company. At the holder's election on the due date, or for a period of up to six months thereafter, the holder could elect to accept payment of all the principal and interest in the form of the collateral. The Holder chose to accept the collateral as full payment of the note.

Other Agreements and Sales of Unregistered Securities
-----------------------------------------------------

     On September 25, 2002, the Company authorized the issuance of 75,000 post-reverse split adjusted restricted shares of common stock to Dick Meador pursuant to the terms of that Consulting Agreement dated March 20, 2002. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On September 25, 2002, the Company authorized the issuance of 7,000,000 post-reverse split adjusted restricted shares of common stock to Gary F. Kimmons, as payment and full satisfaction of the accrued and unpaid salary of $700,000 due and owing to Mr. Kimmons pursuant to the terms of the Amended and Restated Employment Agreement dated March 13, 1988. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On September 25, 2002, the Company authorized the issuance of 600,000 post-reverse split adjusted restricted shares of common stock to Gary F. Kimmons, the President and a Director of the Company, as compensation pursuant to that Interim Compensation Agreement, in lieu of cash payment of $60,000, for the period March 15, 2002 through June 15, 2002. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

     On September 25, 2002, the Company authorized the issuance of 500,000 post-reverse split adjusted restricted shares of common stock to BTH2 Inc. pursuant to the terms of that Marketing Agreement dated June 1, 2002. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On September 25, 2002, the Company authorized the issuance of 750,000 post-reverse split adjusted restricted shares of common stock to Ron Sparkman pursuant to the terms of that Consulting Agreement dated March 7, 2001, under which Mr. Sparkman is to provide consultative services to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     On September 25, 2002, the Company authorized the issuance of 1,000,000 post-reverse split adjusted restricted shares of common stock to Berkshire Capital Management Co., Inc. pursuant to the terms of that Consulting Agreement dated April 24, 2002 under which Berkshire is to provide consultative services to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


         Exhibit
         Number         Description
         -----------    --------------------------------------------------------
         3.1(1)         Certificate of Incorporation of the Company and Amendments thereto.
         3.2(1)         By-laws of the Company;
         3.3(2)         Amendment to Certificate of Incorporation
         3.4(4)         Certificate of Amendment to Certificate of Incorporation
         10.11(3)       Consulting Agreement with Berkshire Capital Management Co., Inc.
         10.12(3)       Consulting and Finder's Fee Agreement with The Herman Group, L.P.
         10.13(3)       Engagement Letter with Petty International Development Corp.
         10.14(3)       Consulting Agreement with Ron Sparkman.
         10.15(3)       Consulting Agreement with Rockne J. Horvath.
         10.16(3)       Consulting Agreement with Stephen K. Carper.
         10.17(3)       Consulting Agreement with Renee H. Ethridge.
         10.18(3)       Consulting Agreement with Technical Objective, Inc.
         10.19(3)       Debt Resolution Agreement with Gary F. Kimmons.
         10.20(3)       Interim Compensation Agreement with Gary F. Kimmons.
         10.21(3)       Amended and Restated Consulting Agreement with Dick Meador.
         10.22(3)       Promissory Note to BDO Seidman LLP.
         10.23(3)       Consulting Agreement with Alan S. Litvak.
         10.24(3)       Promissory Note to Gary Kimmons.
         10.25(5)       Marketing Agreement with BTH2
         99.1**         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         99.2**         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3**         906 Certification

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

     (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, and incorporated by reference herein.

     (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002, and incorporated by reference herein.

     ** Filed herewith.

     (b) Reports on Form 8-K.

     On September 11, 2002 the Company filed a Current Report on Form 8-K regarding the newly engaged independent accountants. There were no other reports on Form 8-K filed during the period covered by this report.

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