Form 10KSB
period 2002-12-31
GK INTELLIGENT SYSTEMS INC
filed 2003-05-05
CIK 1024095

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15 (d
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 2002

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its charter)

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

                         Common Stock, $0.001 Per Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the most recent fiscal year ended December 31, 2002, were approximately $-0-. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 5, 2003 based upon the average bid and ask price of the common stock on the Over the Counter Bulletin Board for such date, was approximately $0.12. The number of shares of the Registrant's common stock issued and outstanding on April 5, 2003, was 22,178,273 (post-reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

===============================================================================

                                TABLE OF CONTENTS


ITEMS                                                                      PAGE
                                     PART I

Item 1.       Description of Business ....................................   4
Item 2.       Description of Property ....................................  14
Item 3.       Legal Proceedings ..........................................  14
Item 4.       Submission of Matters to a Vote of Security Holders ........  14

                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters ...  15
Item 6.       Management's Discussion and Analysis or Plan of Operation ..  16
Item 7.       Financial Statements .......................................  17
Item 8.       Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure .....................  17

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act .......  18
Item 10.      Executive Compensation .....................................  20
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters ...............  23
Item 12.      Certain Relationships and Related Transactions .............  25
Item 13.      Exhibits and Reports on Form 8-K ...........................  28
Item 14.      Controls and Procedures ....................................  29
Item 15.      Principal Accountant Fees and Services .....................  29

                              CAUTIONARY STATEMENT
                              --------------------

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

     Marketing and Distribution

        None.

     Recent Developments

        None.

     Strategic Alliances

        None.

     Competitive Business Conditions

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

     Employees

         As of December 31, 2002, the Company had one employee, Mr. Gary Kimmons. No union or any other form of collective bargaining unit represents any employee. All employees are subject to employment agreements with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employee and secure additional employees.

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

     Volatile and Limited Market for Common Stock.

     As of December 31, 2002, the Company's common stock was quoted on the "Pink Sheets" under the symbol "GKIG.PK." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

     Risks Associated with Dependence on Intellectual Property Rights.

     The Company does not presently hold any patents, but does hold registered copyrights for the marks "Smart One" and "Smart Enterprise." The Company intends to seek additional copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of products or under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks. There can be no assurance that the Company will be able to secure significant protection for the Company's trademarks.

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

     History of Losses; Uncertainty of Future Profitability.

     As of December 31, 2002, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its software products, or achieve customer acceptance.

     Reports to Security Holders

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "GK Intelligent Systems."

Item 2. Description of Property.

     The Company has no property, leased or owned at December 31, 2002.

Item 3. Legal Proceedings.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024.

     Claim of The Hermann Group. May 14, 2002 the Company received demanding a payment pursuant to the May 1, 2001 Consulting Agreement and threatening a lawsuit for the Company's breach of contract and demanding payment of $180,000 as fees due under the contract for services performed by the Hermann Group. The Company believes The Hermann Group's claim is without merit as no services were provided and has responded to the demand letter.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2002.

                             PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

     During the period covered by this report, the Company's Common Stock was listed and traded on the Over the Counter Bulletin Board under the symbol "GKIS" and "GKIG.PK". There has been relatively limited trading activity in the Company's stock since inception. The following table represents the high and low closing prices for the Company's Common Stock for each quarter of the calendar years ended December 31, 2002 and 2001.


         Fiscal 2002                                 High                       Low
---------------------------------------------------------------------------------------------

         First Quarter(1)                           $0.04                      $0.01
         Second Quarter(1)                          $0.64                      $0.01
         Third Quarter(1)                           $0.17                      $0.04
         Fourth Quarter(1)                          $0.16                      $0.03

         Fiscal 2001                                 High                       Low
---------------------------------------------------------------------------------------------
         First Quarter(1)                           $0.03                      $0.02
         Second Quarter(1)                          $0.035                     $0.015
         Third Quarter(1)                           $0.23                      $0.03
         Fourth Quarter(1)                          $0.07                      $0.02

-------------------
     (1) This represents the closing bid information for the stock on the Non-Nasdaq OTC. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     All of the above information was listed as reported by the National Association of Securities Dealers Composite feed or other qualified interdealer quotation medium.

     Holders
     --------

     There were approximately 143 holders of record of the Company's Common Stock as of December 31, 2002.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.


     Recent Sale of Unregistered Securities
     --------------------------------------
     On October 18, 2002 the Company undertook the Private Placement to accredited investors of 40 Units (the "Units") at a price of $25,000 per Unit. Each Unit consists of 100,000 restricted shares of Common Stock and a warrant to purchase up to 200,000 restricted shares of Common Stock. Each warrant vests immediately, will be exercisable for a period of two years from date of issuance at am exercise price of $0.35 per share. As of December 31, 2002, the Company had sold 7 Units to 5 investors under which it issued 700,000 restricted shares and warrants to purchase 1,400,000 shares of common stock.

     On December 4, 2002, the Company authorized the issuance of 25,000 restricted shares of common stock to Wenthur & Chachas, LLP in payment of $5,606 of legal fees owing.

     On December 17, 2002, the Company authorized the issuance of 200,000 restricted shares of common stock to After Play Entertainment, Inc. pursuant to the terms of the Consulting Agreement dated December 12, 2002.

     On December 17, 2002, the Company authorized the issuance of 100,000 restricted shares of common stock to Suns Associates Group pursuant to the terms of the Consulting Agreement dated December 13, 2002.

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

     Results of Operations
     ---------------------

     Net revenues for the years ended December 31, 2002 and 2001 were $-0- and $-0-, respectively. The Company had operating expenses of $835,321 for the year ending December 31, 2002 compared to $355,828 for 2001. The increase of $479,493 was due to the Company engaging various consultants as it attempts to reestablish its business. The consultants were paid primarily in shares of the Company's common stock. The value of the shares issued in 2002 was $573,607 compared to $12,000 in 2001.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999. In 2001, the Company's general and administrative expenses were primarily the accrual of officer wages and other expenses incurred in winding down the failed operations. In 2002, the Company began to rebuild the business and to complete the accounting and legal work necessary to become current in its securities filings.

     The Company had interest expense of $343,414 for the year ended December 31, 2002 compared to $421,982 for 2001. The interest is accrued on the Company's unpaid accounts payable and accrued expenses. The decrease in interest expense was the result of the Company converting $877,073 of its debt to 6,521,980 shares of common stock. The Company also recorded at gain of $2,250 on the release of debt.

     Liquidity
     ---------

     During the year ended December 31, 2002, the Company used cash of $159,434 in its operations compared to $50,000 in 2001. The Company received $175,000 cash from the sale of its common stock in 2002 compared to none in 2001. The Company received $50,000 in shareholder loans in 2001 compared to $-0- in 2002. The Company had cash on hand of $15,566 as of December 31, 2002 and none at December 31, 2001. The Company ceased operations in 1999 and was inactive until the second quarter of 2002. Management believes that it will require approximately $3,000,000 of additional operating capital in order for the Company to revive its operations. The Company is seeking additional capital through placements of its common stock or debt. The is no guarantee that such capital will be available or that if available will be on terms acceptable to the Company.

Item 7. Financial Statements.

     The financial statements filed as a part of this report include:

         Index to Financial Statements ...............................................  F-1
         Report of Independent Certified Public Accountants ..........................  F-2
         Balance Sheet as of December 31, 2002 .......................................  F-3
         Statements of Operations for the years ended December 31, 2002 and 2001, and the period from inception (October 4, 1993) through December 31, 2002 .  F-4
         Statements of Stockholders' Equity for the period from
           inception (October 4, 1993) through December 31, 2002 .....................  F-5
         Statements of Cash Flows for the years ended December 31, 2002 and 2001, and the period from inception (October 4, 1993) through December 31, 2002 .  F-10
         Notes to Financial Statements ...............................................  F-12

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     (a)Previous Independent Accountants.

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

     (b)Newly Engaged Independent Accountants.

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

     (a) Identity of Directors and Executive Officers.

         Name                           Age      Position
        --------------------------------------------------------------------------------------------------
         Gary F. Kimmons                52       Chairman of the Board, President
                                                 and Chief Executive Officer and Chief Financial Officer
         Dick Meador                    53       Director
         Kathryn Kimmons                49       Director and Secretary

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     GARY F. KIMMONS, Age 52, has served as chairman of the board of the Company since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

     DICK MEADOR, age 53, currently serves as Director of Operations for Whataburger, Inc., a large regional service provider in the food and beverage industry. Mr. Meador has been an employee there for 16 years, during which time he has distinguished himself as a top performer. Mr. Meador brings to the Board significant expertise in the management of corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity.

     KATHRYN KIMMONS, age 49, currently serves as the Secretary and a Director to the Company. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own successful entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is uniquely talented in small business management, merchandising presentation, creative retail project implementation, interior design and display, retail buying, and effective sales and marketing.

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

     Family Relationships
     --------------------

     Gary Kimmons and Kathryn Kimmons, both directors and officers of the Company, are husband and wife.

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

     Section 16 (a) Beneficial Ownership Compliance
     ----------------------------------------------

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

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2002, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the initial Forms 3 and 4 of each officer and director was filed late.

Item 10.      Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                                Long Term Compensation
                                    Annual Compensation                         Awards
                                    Payouts
-------------------------------------------------------------------------------------------------------------------
                                                                                    Securities              All
                                                          Other                     Underlying              Other
                                                          Annual       Restricted   Options/     LTIP      Compen-
Name and                 Year or                          Compen-      Stock        SAR's        Payouts    sation
Principal                Period  Salary     Bonus         sation)      Awards       (#)          ($)        ($)
Position                 Ended   ($)        ($)           ($)
(a)                      (b)     (c)        (d)           (e)          (f)          (g)          (h)        (i)
-------------------------------------------------------------------------------------------------------------------
Gary F. Kimmons(1)(2)    2002    $240,000    0            $0           0            0            0          0
President, CEO and       2001    $240,000    0            $0           0            0            0          0
Director                 2000    $240,000    0            $0           0            0            0          0

Kathryn Kimmons          2002    $0          0            $0           0            0            0          0
Director and Secretary   2001    $0          0            $0           0            0            0          0
                         2000    $0          0            $0           0            0            0          0

Dick Meador(3)           2002    $0          0            $0           175,000      0            0          0
Director                 2001    $0          0            $0           0            0            0          0
                         2000    $0          0            $0           0            0            0          0

Renee Ethridge(4)        2002    $0          0            $0           100,000      0            0          0
Former Director          2001    $0          0            $0           0            0            0          0
                         2000    $0          0            $0           0            0            0          0

Lance Kimmons(5)         2002    $0          0            $0           0            0            0          0
Former Director          2001    $0          0            $0           0            0            0          0
                         2000    $0          0            $0           0            0            0          0
---------------------

     (1) Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

     (2) In 2002, Mr. Kimmons was to received a base salary of $240,000, $130,000 of which was paid through the issuance of 1,300,000 post-reverse split adjusted restricted shares of common stock and $110,000 of which was paid in 2003 in the form of a warrant entitling Mr. Kimmons to purchase 520,000 shares of common stock at a price of $0.35 per share. In 2001 Mr. Kimmons received a base salary of $240,000, which was accrued and paid in 2002 in the form of 2,400,000 restricted shares of common stock. In 2000 Mr. Kimmons received a base salary of $240,000 that was accrued and paid in 2002 in the form of 2,400,000 restricted shares of common stock.

     (3) In 2002, Mr. Meador a Director of the Company received 175,000 post-reverse split adjusted restricted shares of common stock in consideration of director services valued at $17,500. Mr. Meador was not an officer or director of the Company in 2001 and 2000 and did not receive any form of compensation during these periods.

     (4) Ms. Ethridge who resigned as a director of the Company effective as of July 15, 2002 received 100,000 post-reverse split adjusted restricted shares of common stock in consideration of director and consulting services provided to the Company valued at $10,000. Ms. Ethridge was not an officer or director of the Company in 2001 and 2002 and did not receive any form of compensation during these periods.

     (5) Mr. Lance Kimmons was appointed as a director on March 18, 2002 and resigned effective as of April 1, 2002, and did not receive any compensation during 2002, 2001 or 2000.

     Employment Contracts
     --------------------

     In March 1998, the Company amended and restated its employment agreement with Mr. Kimmons. The amended agreement provided for a three-year term that automatically renewed at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and a warrant to purchase 400,000 (post reverse split adjusted) shares of Company Common Stock exercisable at a purchase price of $3.125 (post reverse split adjusted) per share (post-reverse split adjusted closing market price on the date of grant). All of said warrants were fully vested as of December 31, 2002. None of the warrants have been exercised and expired as of March 13, 2003.

     Mr. Kimmons also held a warrant to purchase 170,909 (post reverse split adjusted) shares of Company Common Stock exercisable at a purchase price of $3.125 (post reverse split adjusted) per share (post-reverse split adjusted closing market price on the date of grant). All of said warrants were fully vested as of December 31, 2002. None of the warrants have been exercised and expired as of March 13, 2003.

     On March 20, 2002, the Company entered into an Interim Compensation Agreement with Mr. Kimmons under which the Company agreed to and issued 600,000 post-reverse split adjusted shares of common stock to Mr. Kimmons in full satisfaction of the accrued and unpaid salary of $60,000 due and owing to Mr. Kimmons for the period April 15, 2002 through July 15, 2002.

     On February 1, 2003, subsequent to the period covered by this report, the Company entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all unvested warrants will become immediately vested and exercisable. or involuntary termination (other than for cause). The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement,
(3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) January 31, 2006. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

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

     As December 31, 2002, there were non-qualified stock options outstanding to purchase 116,650 (post reverse split adjusted) shares of common stock of which 116,650 were exercisable. As of December 31, 2002 there were also outstanding warrants to purchase 2,109,909 (post reverse-split shares). For the fiscal year ended December 31, 2002, the Company did not maintain any long-term retirement or other benefit plan.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis and accordingly, all references above to common stock have been restated to show the effect of the reverse split.

Option Grants Table
-------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2002.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

                            Number Of           % Of Total
                            Securities          Options
                            Underlying          Granted To      Exercise
                            Options             Employees       Or Base
                            Granted             In Fiscal       Price           Expiration
Name                        (#)                 Year(%)         ($/Sh)(1)       Date
--------------------------------------------------------------------------------------------
Gary Kimmons                0                   0               0               0
Kathyrn Kimmons             0                   0               0               0
Dick Meador                 0                   0               0               0


Option Exercise and Year End-Value Table
----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2002, on a post-reverse split adjusted basis:


             AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                          AND YEAR-END OPTION/SAR VALUE

                                                              Number Of
                                                              Securities                Value Of
                                                              Underlying                Unexercised
                                                              Unexercised               In-The-Money
                                                              Options At                Options At
                                                              Fy-End(#)                 Fy-End($)(1)
                                                            ------------------------------------------------------
                                Shares        Value
                                Acquired On   Realized       Exercisable (E)/           Exercisable (E) /
Name                            Exercise(#)      ($)          Unexercisable (U)         Unexercisable (U)*
-------------------------------------------------------------------------------------------------------------------
Gary Kimmons(1                    0             0           570,909(E)  / 0 (U)         0 (E) /  0 (U)
Dick Meador                       0             0                0 (E)  / 0 (U)         0 (E) /  0 (U)
Kathryn Kimmons                   0             0                0 (E)  / 0 (U)         0 (E) /  0 (U)

--------------------
     * The Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2002. (1) Includes a warrants to purchase 400,000 (post reverse split adjusted) shares of Company Common Stock exercisable at a purchase price of $3.125 (post reverse split adjusted), all of which warrants were fully vested as of December 31, 2002. None of the warrants have been exercised and have expired as of March 13, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on April 53, 2003, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

                                                                           Number of
                                                                           Shares                Percent of
                                                                           Beneficially          Outstanding
Name of Beneficial Owner                                                   Owned(1)              Shares
-------------------------------------------------------------------------------------------------------------------
Kimmons Family Partnership, Ltd.(2) .....................................  7,522,860              33.92%
Gary F. Kimmons(2)(3)  ..................................................  9,850,878              44.42%
Kathryn Kimmons(4)  .....................................................  9,850,878              44.42%

------------------
     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of t the date of this table.

     2. Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 7,522,860 (post reverse-split adjusted) shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 7,522,860 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 520,000 of these shares by virtue of a warrant to purchase these shares, and (c) 1,000,000 of these shares by virtue of vested options to purchase these shares.

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     The address of all persons listed above is 2602 Yorktown Place, Houston, Texas 77056

         On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.

     (b) Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on April 5, 2003, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.


                                                                           Number of
                                                                           Shares                Percent of
                                                                           Beneficially          Outstanding
Name of Beneficial Owner                                                   Owned(1)              Shares
-------------------------------------------------------------------------------------------------------------------
Gary F. Kimmons(2)(3)  ..................................................  9,850,878             44.42%
Kathryn Kimmons(4)  .....................................................  9,850,878             44.42%
Dick Meador .............................................................    352,000              1.59%
Renee Ethridge ..........................................................    100,000                **

------------------

     **   Less than 1%

     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of t the date of this table.

     2. Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 7,522,860 (post reverse-split adjusted) shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 7,522,860 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 520,000 of these shares by virtue of a warrant to purchase these shares, and (c) 1,000,000 of these shares by virtue of vested options to purchase these shares.

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     5.   Ms. Ethridge is a former director having resigned on July 15, 2002.

     6. Mr. Lance Kimmons is a former director having resigned on April 1, 2002.

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been restated to show the effect of the reverse split.

     (c) Changes in Control.

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans.

                                                                             Weighted-average   Number of securities
                                                          Number of           exercise price of    remaining available
                                                       Securities to be       outstanding       for future issuance
                                                         issued upon       options, warrants       under equity
                                                         exercise of           and rights       compensation plans
                                                         outstanding                                (excluding
                                                      options, warrants                        securities reflected
                                                          and rights                              in column (a))
                  ---------------------------------- --------------------- ------------------- ----------------------
                                                     (a)                   (b)                 (c)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans                 116,650                 $4.74                 0
                  approved by security holders(1)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Equity compensation plans               2,109,907                 $1.30                 0
                  Not approved by security
                  holders(2)
                  ---------------------------------- --------------------- ------------------- ----------------------
                  Total                                   2,226,559                 $1.48                 0
                  ---------------------------------- --------------------- ------------------- ----------------------

     (1) Includes 116,560 shares issuable upon exercise of Non-Qualified Stock Options held by 7 individuals.

     (2) Includes 570,909 shares issuable upon exercise of warrants held by officers and directors and 1,539,000 shares issuable upon exercise of the warrants held by 8 individuals.

Item 12. Certain Relationships and Related Transactions.

     Private Placement
     -----------------

     On October 18, 2002 the Company undertook the Private Placement to accredited investors of 40 Units (the "Units") at a price of $25,000 per Unit. Each Unit consists of 100,000 restricted shares of Common Stock and a warrant to purchase up to 200,000 restricted shares of Common Stock. Each warrant vests immediately, will be exercisable for a period of two years from date of issuance at am exercise price of $0.35 per share. The Units and underlying securities offered hereunder have not been registered with the Securities and Exchange Commission or any State securities commission and are being offered in reliance on an exemption from such registration pursuant to Section 4(2) or Section 4(6) of the Securities Act of 1933.

     Resolution of Company Debt
     --------------------------

     On October 18, 2002 the Company issued an aggregate of 46,980 shares of its common stock to fourteen (14) entities in satisfaction of debt owed by the Company in the amount of $74,429.01.

     On December 12, 2002, the Company entered into a consulting agreement with AfterPlay Entertainment, Inc. ("AfterPlay") whereby AfterPlay would provide general corporate and growth strategy to the Company. In compensation for AfterPlay's services, the Company was to pay a monthly retainer fee of $20,000 and a monthly share fee of 160,000 shares of its unregistered common stock after an initial issuance of 200,000 shares for the first month's services.

     On December 13, 2002, the Company entered into a consulting agreement with Suns Associates Group ("Suns Associates") whereby Suns Associates would provide general corporate and growth strategy to the Company. In compensation for Suns Associate's services, the Company was to pay a monthly retainer fee of $10,000 and a monthly share fee of 80,000 shares of its unregistered common stock after an initial issuance of 100,000 shares for the first month's services.

     Subsequent Events
     -----------------

     Subsequent to the Company's fiscal year ended December 31, 2002, the Company entered into the following transactions.

     On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 520,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of his accrued and unpaid salary totaling $110,000 ($20,000 a month, from July 15, 2002 through December 31, 2002). The warrant is immediately exercisable for a period of five (5) years and shall expire on December 31, 2007.

     On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 80,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of the accrued and unpaid salary totaling $20,000 ($20,000 a month, from January 1, 2003 through January 31, 2003). The warrant is immediately exercisable for a period of five (5) years and shall expire on December 31, 2007.

     On February 1, 2003, the Company authorized the formation of four (4) subsidiaries to be utilized in the licensing, marketing, and exploitation of the Company's software. As of the date of this annual report, the Company has formed
(a) The Baseball Club, Inc., a Nevada corporation, (b) Smart One Learning Systems, Inc., a Nevada corporation, and (c) Human Achievement Foundation.

     On February 1, 2002, the Board of Directors approved and adopted the GK Intelligent Systems, Inc., 2003 Stock Option Plan. The plan was established in order to provide a method whereby chosen key employees and persons providing services to the Company who are primarily responsible for the management and growth of the Company and who are expected to continue to make substantial contributions to the Company's future can be offered incentives. The number of common shares authorized under the plan are ten million (10,000,000) and said shares will be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options for those options which do not meet the conditions of Section 422 of the Internal Revenue Code.

     On February 1, 2003, the Company entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all unvested warrants will become immediately vested and exercisable. or involuntary termination (other than for cause). The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the

Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) January 31, 2006. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or
(4) a complete liquidation.

     On February 11, 2003, the Board of Directors authorized the issuance of 75,000 unregistered common shares of the Company to Dick Meador in consideration for his director services to the Company through March 31, 2003.

     On February 17, 2003, the Company issued 588,235 unregistered shares of common stock to Gary F. Kimmons in consideration of the conversion of $100,000 of the unpaid balance due under the promissory note dated September 26, 2002 in the principal amount of $170,041.

     On March 31, 2003 the Board of Director's authorized the termination of the consulting agreement with AfterPlay Entertainment, Inc.

     On March 31, 2003 the Board of Director's authorized the termination of the consulting agreement with Suns Associates Group.

     On March 31, 2003 the Company entered into a Director's Agreement to retain the services of Dick Meador as a member of the Board of Directors. Under the Agreement Mr. Meador will serve as a Director of the Company from April 1, 2003 through March 31, 2004 and will receive compensation of 300,000 restricted shares of common shares or options to purchase 300,000 restricted shares of common shares.

     On April 1, 2003 the Board of Directors approved and adopted the Non Employee-Directors and Consultants Retainer Stock Plan for the Year 2003. The plan was established in order to provide a method whereby chosen directors and persons providing services to the Company may be offered incentives in addition to those presently available, and may be stimulated by increased personal involvement in the fortunes and success of the Company, thereby advancing the interests of the Company and its shareholders. The number of common shares authorized under the plan is two million (2,000,000).

Item 13. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


        Exhibit         Description
        --------        ---------------------------------------------------------------
        3.1(1)          Certificate of Incorporation of the Company and Amendments thereto.
        3.2(1)          By-laws of the Company;
        3.3(2)          Amendment to Certificate of Incorporation
        3.4(4)          Certificate of Amendment to Certificate of Incorporation
        10.11(3)        Consulting Agreement with Berkshire Capital Management Co., Inc.
        10.12(3)        Consulting and Finder's Fee Agreement with The Herman Group, L.P.
        10.13(3)        Engagement Letter with Petty International Development Corp.
        10.14(3)        Consulting Agreement with Ron Sparkman.
        10.15(3)        Consulting Agreement with Rockne J. Horvath.
        10.16(3)        Consulting Agreement with Stephen K. Carper.
        10.17(3)        Consulting Agreement with Renee H. Ethridge.
        10.18(3)        Consulting Agreement with Technical Objective, Inc.
        10.19(3)        Debt Resolution Agreement with Gary F. Kimmons.
        10.20(3)        Interim Compensation Agreement with Gary F. Kimmons.
        10.21(3)        Amended and Restated Consulting Agreement with Dick Meador.
        10.22(3)        Promissory Note to BDO Seidman LLP.
        10.23(3)        Consulting Agreement with Alan S. Litvak.
        10.24(3)        Promissory Note to Gary Kimmons.
        10.25(5)        Marketing Agreement with BTH2
        10.26**         Consulting Agreement with AfterpPlay Entertainment Inc. dated 12/12/02
        10.27**         Consulting Agreement with Suns Associates Group dated 12/13/02
        10.28**         Non-Employee Director Agreement with Dick Mead dated 3/31/03
        10.29**         Employment Agreement with Gary F. Kimmons dated 2/1/03
        21**            Subsidiaries
        99.1**          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
        99.2**          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

     (b) Reports on Form 8-K.

     On November 5, 2002, we filed a Current Report on Form 8-K regarding our resurrection or the company and re-commence of business operations. We did not file any other current reports on Form 8-K during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 1K-QSB. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

Item 15. Principal Accountant Fees and Services.

     Independent Public Accountants
     ------------------------------

     The Company's independent accountants for the fiscal years ended December 31, 2002 and 2001 was HJ & Associates, LLC of Salt Lake City, Utah.

     (a) Audit Fees. During the fiscal years ended December 31, 2002 and 2001, the aggregate fees billed by HJ & Associates LLC, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $16,838 and 0, respectively.

     (b) Audit-Related Fees. During the fiscal years ended December 31, 2002 and 2001our auditors, HJ & Associates LLC, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2002 and 2001.

                                    SIGNATURE

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
GK Intelligent Systems, Inc.
Houston, Texas


We have audited the accompanying balance sheet of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on October 4, 1993, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception on October 4, 1993 through December 31, 1998 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on those statements with an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period October 4, 1993 (inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GK Intelligent Systems, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on October 4, 1993, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
April 17, 2003

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS


                                                                   December 31,
                                                                       2002
                                                                ----------------
CURRENT ASSETS

   Cash                                                         $        15,566
                                                                ----------------

    Total Current Assets                                                 15,566
                                                                ----------------

COMPUTER SOFTWARE (Note 2)                                                    -
                                                                ----------------

     TOTAL ASSETS                                               $        15,566
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable (Note 5)                                    $     1,305,583
   Accrued liabilities (Note 6)                                       2,255,269
   Accrued liabilities - related parties (Note 7)                       186,452
   Notes payable (Note 3)                                               382,500
   Notes payable - related parties (Note 4)                             370,042
                                                                ----------------

     Total Current Liabilities                                        4,499,846
                                                                ----------------

     TOTAL LIABILITIES                                                4,499,846
                                                                ----------------

COMMITMENTS AND CONTINGENCIES (Note 10)                                       -

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
    at $0.001 par value; -0- issued and outstanding                           -
   Common stock authorized: 275,000,000 common shares
    at $0.001 par value; 20,795,039 shares issued and outstanding        20,795
   Additional paid-in capital                                        39,136,730
   Unearned compensation                                                (46,900)
   Deficit accumulated during the development stage                 (43,594,905)
                                                                ----------------

    Total Stockholders' Equity (Deficit)                             (4,484,280)
                                                                ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $        15,566
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                         From
                                                                                                       Inception
                                                                            For the                  on October 4,
                                                                           Years Ended               1993 through
                                                                          December 31,               December 31,
                                                               ---------------------------------
                                                                      2002              2001             2002
                                                               ---------------   ---------------  -----------------
REVENUES                                                       $             -   $            -   $        100,156

Cost of sales                                                                -                -             29,961
                                                               ---------------   ---------------  -----------------

   Gross margin                                                              -                -             70,195
                                                               ---------------   ---------------  -----------------

EXPENSES

   Depreciation and amortization                                             -                -          3,458,369
   Loss on disposal of fixed assets                                          -                -          1,385,199
   Impairment loss on software                                               -                -          1,308,520
   General and administrative                                          835,321          355,828         36,014,663
                                                              ----------------   ---------------  -----------------

     Total Costs and Expenses                                          835,321          355,828         42,166,751
                                                               ---------------   ---------------  -----------------

LOSS BEFORE OTHER EXPENSE                                             (835,321)        (355,828)       (42,096,556)
                                                               ---------------   ---------------  -----------------

OTHER INCOME (EXPENSE)

   Interest expense and loan discount fees                            (343,414)        (421,982)        (1,393,950)
   Gain on release of debt                                               2,250                -             75,253
   Interest income                                                           -                -              7,663
                                                               ---------------   ---------------  -----------------

     Total Other Income (Expense)                                     (341,164)        (421,982)        (1,311,034)
                                                               ---------------   ---------------  -----------------

LOSS BEFORE INCOME TAX EXPENSE                                      (1,176,485)        (777,810)       (43,407,590)

INCOME TAX EXPENSE                                                           -                -                  -
                                                               ---------------   ---------------  -----------------

NET LOSS                                                            (1,176,485)        (777,810)       (43,407,590)

DIVIDENDS ON PREFERRED STOCK                                                 -                -           (187,315)
                                                               ---------------   ---------------  -----------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                  $    (1,176,485)  $     (777,810)  $     (43,594,905)
                                                               ===============   ===============  =================

BASIC LOSS PER SHARE                                           $         (0.07)  $        (0.10)
                                                               ===============   ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                               16,458,471        7,910,730
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



                                  Preferred Stock      Common Stock        Additional
                              --------------------   ------------------     Paid-in       Subscription    Unearned      Accumulated
                               Shares       Amount   Shares      Amount     Capital        Receivable    Compensation   Deficit
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------
Balance, December 31, 2001         -    $        -   8,223,059   $ 8,223  $37,523,623     $          -   $     (3,000) $(42,418,420)

Common stock issued in April 2002
 for conversion of debt at $0.10 to
 $0.50 per share                   -              -  6,475,000     6,475      796,168                -              -             -

Common stock issued in March and
 April 2002 for services at $0.005 to
 $0.10 per share                   -              -  2,775,000     2,775      265,225                -        (268,000)           -

Common stock issued in June 2002
 for services at $0.10 per share   -              -  2,250,000     2,250      222,750                -        (165,000)           -

Common stock issued October 2002
 for conversion of debt at $1.58 per
 share                             -              -     46,980        47       74,382                -              -             -

Common stock issued in December
 2002 for services at $0.22 to $0.25
 per share                         -              -    325,000       325       80,282                -              -             -

Common stock issued for cash in
 December 2002 at $0.25 per share  -              -    700,000       700      174,300                -              -             -

Amortization of deferred
 compensation                      -              -          -         -            -                -         389,100            -

Net loss for the year ended
 December 31, 2002                 -              -          -         -            -                -              -    (1,176,485)
                              -------   ----------   -------  ---------   -----------     ------------   ------------   ------------

Balance, December 31, 2002         -   $          -  20,795,039  $20,795  $39,136,730     $          -   $    (46,900) $(43,594,905)
                              =======   ==========   =======  =========   ===========     ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                Since
                                                                                                              Inception
                                                                              For the Years                 on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $       (1,176,485) $         (777,810) $    (43,407,590)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                               (2,250)                  -           (75,253)
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                389,100               9,000         5,882,631
       Issuance of common stock, options and warrants
        for services                                                        140,607                   -        13,061,413
   Changes in assets and liabilities:
     (Increase) decrease in current assets                                        -              28,622                 -
     Increase in accounts payable and accrued expenses                      380,726             330,993         4,034,699
     Increase in accrued liabilities - related parties                      108,868             359,195         1,097,804
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                               (159,434)            (50,000)      (13,005,134)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Purchase of fixed assets                                                     -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock issued for cash                                             175,000                   -        13,799,829
   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Proceeds from issuance of notes payable - related parties                      -              50,000           250,000
   Payments on notes payable                                                      -                   -          (306,637)
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                            175,000              50,000        15,667,175
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                         15,566                   -            15,566

CASH AT BEGINNING OF PERIOD                                                       -                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           15,566  $                -  $         15,566
                                                                 ==================  ==================  ================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                                Since
                                                                                                              Inception
                                                                              For the Years                 on October 4,
                                                                                  Ended                     1993 through
                                                                              December 31,                  December 31,
                                                                 --------------------------------------
                                                                         2002                2001               2002
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $           37,000  $                -  $         37,000


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                                  $           88,011  $                -  $        698,685
   Common stock issued for debt-related parties                  $          789,062  $                -  $        789,062
   Common stock issued for services - related party              $           60,000  $                -  $      4,609,123
   Options and warrants issued for services                      $                -  $                -  $      2,441,986
   Common stock issued for services                              $           80,607  $           12,000  $      6,010,304
   Fixed assets distributed for debt                             $                -  $                -  $         42,783




   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     a. Business (Continued)

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

     c. Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share calculations are not presented as any stock equivalents are antidilutive in nature. The Company has excluded 2,226,559 common stock equivalents at December 31, 2002.


                                                                             For the Year Ended
                                                                                     December 31, 2002
                                                        -----------------------------------------------------------
                                                               Loss               Shares           Per Share
(Numerator) (Denominator) Amount

                                                        $       (1,176,485)         16,458,471  $            (0.07)
                                                        ==================  ==================  ==================

                                                                             For the Year Ended
                                                                              December 31, 2001
                                                        ----------------------------------------------------------
                                                               Loss               Shares           Per Share
(Numerator) (Denominator) Amount

                                                        $         (777,810)          7,910,730  $            (0.10)
                                                        ==================  ==================  ==================

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     g. Provision for Taxes (Continued)

     Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:


                                                                                   2002                2001
                                                                            ------------------  ----------------
              Deferred tax assets:
                NOL Carryover                                               $       13,424,757  $       12,501,715
                Accrued compensation                                                         -             473,451
                                                                            ------------------  ------------------

                                                                                    13,424,757          12,975,166

              Deferred tax liabilities:
                Deferred compensation                                                 (480,610)           (311,094)
                Related party                                                         (110,045)                  -


              Valuation allowance                                                  (12,834,102)        (12,664,072)
                                                                            ------------------  ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:


                                                                                   2002                2001
                                                                            ------------------  ------------------

              Book loss                                                     $         (458,975) $         (303,346)
              Accrued compensation                                                       7,200              56,350
              Related party accruals                                                  (201,880)             98,829
              Stock for services                                                       191,950                   -
              Valuation allowance                                                      461,705             148,167
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $32,910,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     i. Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $-0- and $-0-, respectively.

     j. Cost of Revenues

     Cost of revenues include materials such as diskettes, packaging and documentation as well as labor required to assemble the product.

     k. Inventories

     Inventories are stated at the lower of cost (average cost) or net realizable value and consist principally of CD-ROM diskettes, jewel cases and product boxes. Net realizable value is the estimated selling price less all applicable selling costs. Inventory on hand at December 31, 2002 amounted to $-0-.

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

     l. Computer Software Costs (Continued)

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

     m. Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

     n. Stock-Based Compensation

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

                      GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001
NOTE 2 -  COMPUTER SOFTWARE

     Computer software costs were comprised of the following at December 31, 2002:

     Cost of purchased software used to develop other software products:

     Training software technology                               $       444,833
     Carnot software technology                                       3,389,432
     Other tools and product costs                                      470,909
                                                                ----------------

                                                                      4,305,174
     Less accumulated amortization                                   (2,996,655)
                                                                ----------------

                                                                      1,308,519
     Less impairment loss                                            (1,308,519)
                                                                ----------------

     Net Book Value                                             $             -
                                                                 ===============

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

NOTE 3 - NOTES PAYABLE

     At December 31, 2002, the Company had various unsecured notes payable totaling $382,500, bearing an imputed interest rate of 10% per annum. These notes payable are due on demand.

     Interest expense related to these notes payable for the years ended December 31, 2002 and 2001 was $38,250 and $38,250, respectively,

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

     At December 31, 2002, the Company had three unsecured notes payable - related parties totaling $370,042 payable to an officer and directors of the Company bearing interest at rates from 6% to 10% per annum. These notes payable-related parties are due on demand.

     Interest expense related to these note payable - related parties for the years ended December 31, 2002 and 2001 was $30,132 and $21,000, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 5 - ACCOUNTS PAYABLE

     Accounts payable consists of normal trade and operating liabilities incurred prior to the Company ceasing its operations in June 1999. Due to the age of the payables, the Company has imputed interest on all balances at the rate of 10% per annum. The imputed interest is included in accrued liabilities and totals $400,085 at December 31, 2002. Related interest expense for the years ended December 31, 2002 and 2001, was $129,912 and $134,326, respectively.

NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2002 consists of the following:

     Professional fees                                           $      548,000
     Payroll and payroll taxes                                          216,267
     Accrued interest                                                 1,022,930
     Judgments                                                          468,072
                                                                 ---------------
                                                                 $    2,255,269

NOTE 7 - ACCRUED LIABILITIES - RELATED PARTIES

     Accrued liabilities due to related parties consists of accrued salary of $110,000 to the Company's President and CEO, accrued fees to a board member of $2,125, and accrued interest on notes payable - related parties of $74,327.

NOTE 8 - SERIES A PREFERRED STOCK

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

     During the seven months ended December 31, 1998 and the year ended May 31, 1998, the Company declared cumulative dividends on the Series A preferred stock totalling $54,815, $132,500, respectively.

     During the seven months ended December 31, 1998, MCC converted the preferred stock and accrued dividends into 883,333 and 31,219 shares of the Company's common stock, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 9 - GOING CONCERN

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

     On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount is included in accrued liabilities at December 31, 2002.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

     On February 1, 2002, a default judgment was entered on behalf of Imperial Business Credit, Inc. for $23,200. Subsequent to the judgment, the two parties agreed to settle for $10,000. The Company has included in accrued liabilities the amount settled upon plus applicable costs.

     On March 3, 2002, a judgment was filed in the matter of Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. The judgment was in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs and is subject to interest at various rates. The Company has accrued the judgment and applicable costs in accrued liabilities.

     On June 14, 2002, a judgment was entered on behalf of Lyon Financial Services d.b.a., The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a., The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment, the two parties agreed to settle for $12,750. The Company has paid $5,750 subsequently and has accrued the balance plus applicable costs.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

     Consulting Agreements
     ---------------------

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

     On June 1, 2002, GK Intelligent Systems entered into a Marketing Agreement with BTH2, Inc. The terms of the Agreement state that BTH2 is to provide its services as a marketing agency for the Company's products for a period of 12 months commencing June 1, 2002. In consideration for BTH2's efforts, the Company shall compensate BTH2 in the form of a non-refundable monthly retainer of $25,000 per month, with the first payment starting 60 days from the execution of the Agreement. Additionally as compensation, the Company issued 500,000 post-reverse split adjusted shares of its unregistered and restricted common stock valued at $0.10 per share.

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 11 - STOCK OPTIONS

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

     A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the years ended December 31, 2002 and 2001 is presented below:



                                                              2002                             2001
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of year             830,309  $           0.34        842,309  $          0.37
              Granted                                          0              0.00              -             0.00
              Expired/Cancelled                          (3,750)              1.25        (12,000)            2.50
              Exercised                                        -                 -              -             0.00
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                    826,559  $           0.34        830,309  $          0.34
                                                   =============  ================  =============  ===============

              Exercisable                                826,559  $           0.34        830,309  $          0.34
                                                   =============  ================  =============  ===============

                                                    Outstanding                              Exercisable
                                      --------------------------------------------  ------------------------------
                                                        Weighted
                                         Number          Average        Weighted        Number          Weighted
                                       Outstanding    Remaining         Average      Exercisable   Average
                      Range of         at Dec 31,     Contractual       Exercise      at Dec 31,        Exercise
                   Exercise Prices        2002            Life           Price          2002             Price
              ----------------------  -------------  -------------   -------------  -------------  ---------------
              $      0.10-9.99              809,909           1.62   $   0.10-9.99      1,329,909  $          1.84
                    1.00-39.99               10,050           0.75      1.00-39.99         10,050            13.32
                    40.00-50.00               6,600           1.00     40.00-50.00          6,600            40.91
              ----------------------  -------------  -------------   -------------  -------------  ---------------

              $     0.10-50.00              826,559           2.60   $   0.01-5.00      1,346,559  $          3.57
              ======================  =============  =============   =============  =============  ===============

NOTE 12 - WARRANTS

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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001

NOTE 13 - GAIN ON RELEASE OF DEBT

     During 1999, the Company defaulted on various liabilities. Subsequently the Company and the vendors settled for amounts less than the original liabilities. The original amount of the liabilities were $97,340. The amount of the liabilities after the settlement was $24,337. The difference of $73,003 was recognized as a gain on release of debt for the year ended December 31, 1999.

     During 2002, the Company converted a note payable to equity for $50,000. On the date of conversion the note payable had accrued interest in the amount of $2,250. Only the principal balance was converted to equity with the accrued interest being forgiven. The $2,250 is recognized as a gain on release of debt for the year ended December 31, 2002.

NOTE 14 -  SUBSEQUENT EVENTS

     On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 520,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of his accrued and unpaid salary totaling $110,000 ($20,000 a month, from July 15, 2002 through December 31, 2002).
     The warrant is immediately exercisable for a period of five (5) years and shall expire on December 31, 2007.

     On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 80,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of the accrued and unpaid salary totaling $20,000 ($20,000 a month, from January 1, 2003 through January 31, 2003). The warrant is immediately exercisable for a period of five (5) years and shall expire on December 31, 2007.

     On February 1, 2003, the Company authorized the formation of several subsidiaries to be utilized in the licensing, marketing, and exploitation of the Company's software. As of the date of this annual report, the Company has formed (a) The Baseball Club, Inc., a Nevada corporation and
     (b) Smart One Learning Systems, Inc., a Nevada corporation.

     On February 1, 2003, the Board of Directors approved and adopted the GK Intelligent Systems, Inc., 2003 Stock Option Plan. The plan was established in order to provide a method whereby chosen key employees and persons providing services to the Company who are primarily responsible for the management and growth of the Company and who are expected to continue to make substantial contributions to the Company's future can be offered incentives. The number of common shares authorized under the plan are ten million (10,000,000) and said shares will be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options for those options which do not meet the conditions of Section 422 of the Internal Revenue Code.

     On February 1, 2003, the Company entered into a new employment agreement with Mr. Kimmons. Among other things, the agreement provides for an initial three-year term that automatically renews at the end of the term for consecutive additional one-year terms. The employment agreement provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2002 and 2001
NOTE 14 -  SUBSEQUENT EVENTS (Continued)

     On February 11, 2003, the Board of Directors authorized the issuance of 75,000 unregistered common shares of the Company to Dick Meador in consideration for his director services to the Company through March 31, 2003.

     On February 11, 2003, the Company issued 75,000 shares of common stock to Dick Meador a Director of the Company, for services performed.

     On February 11, 2003, the Company issued 120,000 shares of common stock to Afterplay Entertainment for services performed.

     On February 11, 2003, the Company issued 80,000 shares of common stock to Suns Associates Group for services performed.

     On February 17, 2003, the Company issued 588,235 shares of common stock to Gary F. Kimmons to convert $100,000 of a note payable with an original principal balance of $170,041.

     On March 31, 2003 the Board of Director's authorized the termination of the consulting agreement with AfterPlay Entertainment, Inc.

     On March 31, 2003 the Board of Director's authorized the termination of the consulting agreement with Suns Associates Group.

     On March 31, 2003 the Company entered into a Director's Agreement to retain the services of Dick Meador as a member of the Board of Directors. Under the Agreement Mr. Meador will serve as a Director of the Company from April 1, 2003 through March 31, 2004 and will receive compensation of 300,000 restricted shares of common shares or options to purchase 300,000 restricted shares of common shares.

     On April 1, 2003 the Board of Directors approved and adopted the Non Employee-Directors and Consultants Retainer Stock Plan for the Year 2003. The plan was established in order to provide a method whereby chosen directors and persons providing services to the Company may be offered incentives in addition to those presently available, and may be stimulated by increased personal involvement in the fortunes and success of the Company, thereby advancing the interests of the Company and its shareholders. The number of common shares authorized under the plan is two million (2,000,000).