Form 10QSB
period 2003-03-31
GK INTELLIGENT SYSTEMS INC
filed 2003-05-13
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period Ended: March 31, 2003; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 31, 2003, was 21,658,274.

     Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2003

                                      INDEX

                                                                                                         Page
Part I.  Financial Information

         Item 1.      Consolidated Financial Statements ................................................   3

                      Consolidated Balance Sheet (Unaudited) ...........................................   3
                      Consolidated Statements of Operations (Unaudited) ................................   4
                      Consolidated Statements of Cash Flows (Unaudited).................................   5
                      Notes to the Consolidated Financial Statements (Unaudited) .......................   7

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................  12

         Item 3.      Controls and Procedures ..........................................................  14

Part II. Other Information

         Item 1.      Legal Proceedings ................................................................  15

         Item 2.      Changes in Securities ............................................................  15

         Item 3.      Defaults Upon Senior Securities ..................................................  15

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  15

         Item 5.      Other Information ................................................................  15

         Item 6.      Exhibits and Reports on Form 8-K .................................................  17


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   March 31,
                                                                    2003
                                                                  Unaudited)
                                                                ----------------
CURRENT ASSETS

   Cash                                                         $        11,953
                                                                ----------------

     Total Current Assets                                                11,953
                                                                ----------------

   COMPUTER SOFTWARE, NET                                                     -
                                                                ----------------

     TOTAL ASSETS                                               $        11,953
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $     1,420,041
   Accrued liabilities                                                2,323,234
   Accrued liabilities - related parties                                118,750
   Stock subscription payable                                           107,500
   Notes payable                                                        382,500
   Notes payable - related parties                                      216,296
                                                                ----------------

     Total Current Liabilities                                        4,568,321
                                                                ----------------

     TOTAL LIABILITIES                                                4,568,321
                                                                ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred
    shares at $0.001 par value; -0- issued and outstanding                    -
   Common stock authorized: 275,000,000 common shares at
    $0.001 par value; 21,658,274 shares issued and outstanding           21,658
   Additional paid-in capital                                        39,408,618
   Accumulated deficit                                              (43,986,644)
                                                                ----------------

     Total Stockholders' Equity (Deficit)                            (4,556,368)
                                                                ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $        11,953
                                                                ================

 The accompanying notes are an integral part of these consolidated financial statements.


                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                                                           For the Three               on October 4,
                                                                                           Months Ended                1993 through
                                                                                             March 31,                   March 31,
                                                                                 ----------------------------------
                                                                                      2003               2002              2003
                                                                                 ---------------  -----------------  --------------
REVENUES                                                                         $             -  $               -  $      100,156

Cost of sales                                                                                  -                  -          29,961
                                                                                 ---------------  -----------------  --------------

   Gross margin                                                                                -                  -          70,195
                                                                                 ---------------  -----------------  --------------
EXPENSES

   Loss on disposal of fixed assets                                                            -                  -       3,458,369
   Depreciation and amortization                                                               -                  -       1,385,199
   Impairment loss on software                                                                 -                  -       1,308,520
   General and administrative                                                            308,435             77,091      36,323,098
                                                                                 ---------------  -----------------  --------------

     Total Costs and Expenses                                                            308,435             77,091      42,475,186
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                      (308,435)           (77,091)    (42,404,991)
                                                                                 ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                                                             -                  -           7,663
   Gain on release of debt                                                                     -                  -          75,253
   Interest expense                                                                      (83,304)           (89,958)     (1,477,254)
                                                                                 ---------------  -----------------  --------------

     Total Other Income (Expense)                                                        (83,304)           (89,958)     (1,394,338)
                                                                                 ---------------  -----------------  --------------

LOSS BEFORE INCOME TAXES                                                                (391,739)          (167,049)    (43,799,329)

INCOME TAXES                                                                                   -                  -               -
                                                                                 ---------------  -----------------  --------------
NET LOSS                                                                                (391,739)          (167,049)    (43,799,329)

DIVIDENDS ON PREFERRED STOCK                                                                   -                  -        (187,315)
                                                                                 ---------------  -----------------  --------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                                                                    $      (391,739) $        (167,049) $  (43,986,644)
                                                                                 ===============  =================  ==============

BASIC LOSS PER SHARE                                                             $         (0.02) $           (0.02)
                                                                                 ===============  =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                                                 21,216,215          8,420,005
                                                                                 ===============  =================

 The accompanying notes are an integral part of these consolidated financial statements.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                                                           For the Three               on October 4,
                                                                                           Months Ended                1993 through
                                                                                             March 31,                   March 31,
                                                                                 ----------------------------------
                                                                                      2003               2002              2003
                                                                                 ---------------  -----------------  --------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                     $       (391,739) $        (167,049) $  (43,799,329)

   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                           -                  -       3,458,369
       Loss on disposal of fixed assets                                                        -                  -       1,385,199
       Impairment loss on software                                                             -                  -       1,308,520
       Gain on release of debt                                                                 -                  -         (75,253)
       Beneficial conversion on issuance of debt                                               -                  -         103,068
       Amortization of unearned compensation                                              46,900             10,138       5,929,531
       Issuance of common stock, options, and warrants
        for services                                                                      60,626                  -      13,268,045
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued
      expenses                                                                           182,423             83,702       4,217,122
     Increase in accrued liabilities - related party                                      44,423             73,209       1,142,227
                                                                                 ---------------  -----------------  --------------

       Net Cash Used by Operating Activities                                             (57,367)                 -     (13,062,501)
                                                                                 ---------------  -----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                                      -                  -        (915,742)
     Other capital expenditures                                                                -                  -      (1,651,988)
     Organization costs                                                                        -                  -         (78,745)
                                                                                 ---------------  -----------------  --------------

       Net Cash Used by Investing Activities                                                   -                  -      (2,646,475)
                                                                                 ---------------  -----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in stock subscription payable                                                107,500                  -          107,500
   Proceeds from issuance of note payable                                                      -                  -        1,098,769
   Common stock issued for cash                                                                -                  -       13,799,829
   Payments on notes payable                                                                   -                  -        (306,637)
   Proceeds from issuance of notes payable - related party                                     -                  -         250,000
   Payments on notes payable - related party                                             (53,746)                 -         (53,746)
   Receipt of subscription receivable                                                          -                  -         779,900
   Capital contributed by the Company's president                                              -                  -          45,314
                                                                                 ---------------  -----------------  --------------

       Net Cash Provided by Financing Activities                                          53,754                  -      15,720,929
                                                                                 ---------------  -----------------  --------------

NET DECREASE IN CASH                                                                      (3,613)                 -          11,953

CASH AT BEGINNING OF PERIOD                                                               15,566                  -               -
                                                                                 ---------------  -----------------  --------------

CASH AT END OF PERIOD                                                           $         11,953  $               -  $       11,953
                                                                                 ================ =================  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                                                           For the Three               on October 4,
                                                                                           Months Ended                1993 through
                                                                                             March 31,                   March 31,
                                                                                 ----------------------------------
                                                                                      2003               2002              2003
                                                                                 ---------------  -----------------  --------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                                 $              -  $               -  $            -
   Interest                                                                     $          2,255  $               -  $       39,255

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                                 $              -  $               -  $      698,685
   Common stock issued for debt-related parties                                 $        102,125  $               -  $      891,187
   Options and warrants issued for debt - related party                         $        110,000  $               -  $      110,000
   Common stock issued for services - related party                             $         10,626  $               -  $    4,619,748
   Options and warrants issued for services                                     $         20,000  $               -  $    2,461,986
   Common stock issued for services                                             $         30,000  $         137,500  $    6,186,311
   Fixed assets distributed for debt                                            $              -  $               -  $       42,783


 The accompanying notes are an integral part of these consolidated financial statements.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    Note to Consolidated Financial Statements
                             March 31, 2003 and 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenue to cover its operating costs and to allow it to continue as a going concern. These consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development and marketing of its software to generate sales to cover the Company's working capital needs and software development expenditures. There is no assurance that the Company will be successful in raising the needed capital or that there will be sales of its software.

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

     Subsidiaries
     ------------

     On February 1, 2003, the Company authorized the formation of four subsidiaries to be utilized in the licensing, marketing, and exploitation of the Company's software. As of March 31, 2003, the Company had formed (a) The Baseball Club, Inc., a Nevada corporation, and (b) Smart One Learning Systems, Inc., a Nevada corporation. There has not been any operating activity in these subsidiary companies.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    Note to Consolidated Financial Statements
                             March 31, 2003 and 2002

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

     On February 1, 2002, a default judgment was entered on behalf of Imperial Business Credit, Inc. for $23,200. Subsequent to the judgment, the two parties agreed to settle for $10,000. The liability was paid-in-full as of March 31, 2003.

     On March 3, 2002, a judgment was filed in the matter of Fidelity Leasing, Inc. v. GK Intelligent Systems, Inc. The judgment was in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs and subject to interest at various rates. The Company has accrued the judgment and applicable costs in accrued expenses.

     On June 14, 2002, an agreed judgment was entered on behalf of Lyon Financial Services d.b.a. The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a. The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment for $21,500, the two parties agreed to settle for $12,750. The Company has paid $3,250 as of March 31, 2003. The Company has accrued the judgment and applicable costs in accrued expenses.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    Note to Consolidated Financial Statements
                             March 31, 2003 and 2002

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

     Stock Split
     -----------

     On March 19, 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock have been retroactively restated to show the effect of the reverse split. On the same date the Company approved the filing of Amended Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 275,000,000 shares with a par value of $0.001 per share.

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

     During the three months ended March 31, 2003, the Company had issued 200,000 common shares to various consultants valued at $0.17 per share for services performed.

     During the three months ended March 31, 2003, the Company had issued 600,735 common shares to the Company's President/CEO and to a Director valued at $0.17 per share for the conversion of related party debt.

     During the three months ended March 31, 2003, the Company had issued 62,500 common shares to a Director of the Company valued at $0.17 per share for services performed.

     Warrants
     --------

     As of March 31, 2003, the Company had issued 200,000 warrants to the Company's President/CEO for the conversion of debt to equity of $110,000 and services of $20,000. The warrants are exercisable at $0.35 per share, vest immediately, and are exercisable for five years.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    Note to Consolidated Financial Statements
                             March 31, 2003 and 2002

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

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

     As of December 31, 2002 the Company had sold 7 units or 700,000 shares of common stock and 1,400,000 warrants for $175,000. During the three months ended March 31, 2003, the Company had received $107,500 as a prepayment on an additional 4.5 units. These proceeds are reflected as a stock subscription payable as the shares were not issued by March 31, 2003.

     Subsequent to March 31, 2003, the Company had received $36,500 as a prepayment towards one additional unit.

     Notes Payable - Related Party
     -----------------------------

     On October 1, 2001, the Company entered into a promissory note for $50,000 with a director of the Company. The note bears an interest rate of 8% per annum. This note was converted into 100,000 post-reverse shares of common stock on April 1, 2002.

     On September 26, 2002, the Company entered into a promissory note for $170,041 with the Company's president and CEO. The note bears an interest rate of 6% per annum. This note is unsecured. This note payable formalized the repayment of expenses paid by the Company president and CEO on behalf of the Company. On February 17, 2003, the Company issued 588,235 shares to Gary Kimmons to convert $100,000 of this promissory note to equity.

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

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    Note to Consolidated Financial Statements
                             March 31, 2003 and 2002

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

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

     During 2001 and 2002, the Company entered into a number of additional consulting agreements with various individuals and companies wherein they are to provide a variety of current and future services to the Company in exchange for compensation in the form of cash payments and issuance of common stock. Under the provisions of these agreements, the Company is obligated to issue a minimum of 1,200,000 shares of common stock plus additional cash payments or common stock in lieu of cash as services are performed in accordance with terms of the various agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        CAUTIONARY FORWARD - LOOKING STATEMENT
        ======================================

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes.

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

     Results of Operations
     ---------------------

     Net revenues for the three months ended March 31, 2003 and 2002 were $-0- and $-0-, respectively. The Company had a operating expenses of $308,435 for the three months ending March 31, 2003 compared to $77,091 for the comparative period of 2002. The Company was inactive in the first quarter of 2002. In the first quarter of 2003 the Company continued its efforts to reestablish its business operations. These efforts focused on bringing its securities filings current, so it incurred legal and accounting expenses of approximately $107,000. The Company also paid various consultants in cash and stock for directing its development of music and entertainment products. The expense recorded was approximately $217,000.

     The Company unsuccessfully launched its product sales in the first six months of 1999. The Company was unable to raise sufficient capital to sustain its marketing effort and closed its offices and terminated most of the personnel in June of 1999. The Company's in the first quarter of 2003 are accruals of officer compensation and interest on its liabilities.

     Liquidity
     ---------

     During the three months ended March 31, 2003, the Company used cash of $57,367 in its operations compared to $-0- in the three months ended March 31, 2002. The Company had cash on hand of $11,953 as of March 31, 2003. The Company raised $107,500 from the sale of its common shares in the first quarter of 2003. Management estimates that the Company will need approximately $3,000,000 to become fully operating. It is seeking these funds through issuance of its common stock or debt. There is no assurance that such funds will be available or that if available will be on terms acceptable to the Company.

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

     On February 1, 2003, the Company authorized the formation of four subsidiaries to be utilized in the licensing, marketing, and exploitation of the Company's software. As of March 31, 2003, the Company had formed (a) The Baseball Club, Inc., a Nevada corporation, and (b) Smart One Learning Systems, Inc., a Nevada corporation. There has not been any operating activity in these subsidiary companies.

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

     On February 11, 2003, the Board of Directors authorized the issuance of 200,000 unregistered common shares of the Company to various consultants for services performed.

     On February 17, 2003, the Company issued 588,235 unregistered shares of common stock to Gary F. Kimmons in consideration for a capital contribution of $100,000 in cash through the conversion of the unpaid principal sum of $100,000 under the promissory note dated September 26, 2002.

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


        Exhibit         Description
        -------         -----------
        3.1(1)          Certificate of Incorporation of the Company and Amendments thereto.
        3.2(1)          By-laws of the Company.
        3.3(2)          Amendment to Certificate of Incorporation.
        3.4(4)          Certificate of Amendment to Certificate of Incorporation;
        10.11(3)        Consulting Agreement with Berkshire Capital Management Co., Inc.
        10.12(3)        Consulting and Finder's Fee Agreement with The Herman Group, L.P.
        10.13(3)        Engagement Letter with Petty International Development Corp.
        10.14(3)        Consulting Agreement with Ron Sparkman.
        10.15(3)        Consulting Agreement with Rockne J. Horvath.
        10.16(3)        Consulting Agreement with Stephen K. Carper.
        10.17(3)        Consulting Agreement with Renee H. Ethridge.
        10.18(3)        Consulting Agreement with Technical Objective, Inc.
        10.19(3)        Debt Resolution Agreement with Gary F. Kimmons.
        10.20(3)        Interim Compensation Agreement with Gary F. Kimmons.
        10.21(3)        Amended and Restated Consulting Agreement with Dick Meador.
        10.22(3)        Promissory Note to BDO Seidman LLP.
        10.23(3)        Consulting Agreement with Alan S. Litvak.
        10.24(3)        Promissory Note to Gary Kimmons.
        10.25(5)        Marketing Agreement with BTH2
        10.26(6)        Consulting Agreement with AfterpPlay Entertainment Inc. dated 12/12/02
        10.27(6)        Consulting Agreement with Suns Associates Group dated 12/13/02
        10.28(6)        Non-Employee Director Agreement with Dick Mead dated 3/31/03
        10.29(6)        Employment Agreement with Gary F. Kimmons dated 2/1/03
        21(6)           Subsidiaries
        99.1**          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
        99.2**          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
        99.3**          906 Certification
------------------------

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

          (6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 2003, and incorporated by reference herein.

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

                                         GK Intelligent Systems, Inc.


Dated: May 13, 2003                      /s/ Gary F. Kimmons
                                         ---------------------------------------
                                         By: Gary F. Kimmons
                                         Its: President, Chief Executive Office
                                              and Chief Financial Officer