Form 10QSB
period 2003-06-30
GK INTELLIGENT SYSTEMS INC
filed 2003-08-18
CIK 1024095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period Ended: June 30, 2003; or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 30, 2003, was 24,066,273.

         Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2003

                                      INDEX
                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited).....................  3

                      Balance Sheet .......................................   3
                      Statements of Operations ............................   4
                      Statements of Cash Flows.............................   5
                      Notes to the Financial Statements ...................   7

         Item 2.      Management's Discussion and Analysis or Plan
                        of Operation ......................................  10

         Item 3.      Controls and Procedures .............................  13

Part II. Other Information

         Item 1.      Legal Proceedings ...................................  13

         Item 2.      Changes in Securities ...............................  13

         Item 3.      Defaults Upon Senior Securities .....................  13

         Item 4.      Submission of Matters to a Vote of Security Holders .  13

         Item 5.      Other Information ...................................  13

         Item 6.      Exhibits and Reports on Form 8-K ....................  16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                     ASSETS


                                                                                                      June 30,
                                                                                                        2003
                                                                                                -------------------
                                                                                                     (Unaudited)
CURRENT ASSETS

   Cash                                                                                         $           14,512
                                                                                                -------------------

     Total Current Assets                                                                                    14,512
                                                                                                -------------------

   COMPUTER SOFTWARE, NET                                                                                         -
                                                                                                -------------------

     TOTAL ASSETS                                                                               $            14,512
                                                                                                ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                                                             $           229,950
   Accrued liabilities                                                                                    1,160,163
   Accrued liabilities - related parties                                                                     62,484
   Stock subscription payable                                                                                42,000
   Notes payable                                                                                            384,500
   Notes payable - related parties                                                                           16,296
                                                                                                -------------------

     Total Current Liabilities                                                                            1,895,393
                                                                                                -------------------

     TOTAL LIABILITIES                                                                                    1,895,393
                                                                                                -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares at $0.001 par
    value; -0- issued and outstanding                                                                             -
   Common stock authorized: 275,000,000 common shares at $0.001 par
    value; 24,166,274 shares issued and outstanding                                                          24,166
   Additional paid-in capital                                                                            39,851,549
   Deficit accumulated during the development stage                                                     (41,756,596)
                                                                                                -------------------

     Total Stockholders' Equity (Deficit)                                                                (1,880,881)
                                                                                                -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $              14,512
                                                                                              =====================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                           From
                                                                                                                         Inception
                                                        For the Three                       For the Six               on October 4,
                                                        Months Ended                       Months Ended                1993 through
                                                          June 30,                           June 30,                    June 30,
                                               -------------------------------   ----------------------------------
                                                    2003             2002               2003             2002              2003
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $               -  $      100,156

Cost of sales                                               -                -                 -                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -                  -       1,385,199
   Depreciation and amortization                            -                -                 -                  -       3,458,369
   Impairment loss on software                              -                -                 -                  -       1,308,520
   General and administrative                         392,194          122,306           700,629            199,397      36,715,292
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         392,194          122,306           700,629            199,397      42,867,380
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (392,194)        (122,306)         (700,629)          (199,397)    (42,797,185)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                  -           7,663
   Gain on release of debt                          2,652,925            2,250         2,652,925              2,250       2,728,178
   Interest expense                                   (30,683)         (87,279)         (113,987)          (177,237)     (1,507,937)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                   2,622,242          (85,029)        2,538,938           (174,987)      1,227,904
                                               --------------  ---------------   ---------------  -----------------  --------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                              2,230,048         (207,335)        1,838,309           (374,384)    (41,569,281)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET INCOME (LOSS)                                   2,230,048         (207,335)        1,838,309           (374,384)    (41,569,281)

DIVIDENDS ON PREFERRED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                           $    2,230,048  $      (207,335)  $     1,838,309  $        (374,384) $  (41,756,596)
                                               ==============  ===============   ===============  =================   ==============

BASIC INCOME (LOSS) PER SHARE                  $         0.10  $         (0.02)  $          0.09  $           (0.04)
                                               ==============  ===============   ===============  =================

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             22,539,593       17,406,952        21,881,560        13,040,506
                                               ==============  ===============   ===============  ================

FULLY DILUTED INCOME (LOSS) PER
 SHARE                                         $         0.08  $         (0.02)  $          0.07  $         (0.04)
                                               ==============  ===============   ===============  ================

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARE OUTSTANDING                       29,246,243       17,406,952        29,246,243        13,040,506
                                               ==============  ===============   ===============  ================

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2003                2002               2003
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $        1,838,309  $         (374,384) $    (41,471,081)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                           (2,652,925)             (2,250)       (2,728,178)
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                 46,900             127,354         5,929,531
       Issuance of common stock, options and warrants
       for services                                                         326,199              60,500        13,435,418
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued
      expenses                                                              230,803             166,724         4,265,502
     Increase in accrued liabilities - related party                         83,906              22,056         1,181,710
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                               (126,808)                  -       (13,131,942)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in stock subscription payable                                    42,000                   -            42,000
   Proceeds from issuance of note payable                                         -                   -         1,098,769
   Common stock issued for cash                                             137,500                   -        13,937,329
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                        -                   -           250,000
   Payments on notes payable related party                                  (53,746)                  -           (53,746)
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                            125,754                   -        15,792,929
                                                                 ------------------  ------------------  ----------------

NET DECREASE IN CASH                                                         (1,054)                  -            14,512

CASH AT BEGINNING OF PERIOD                                                  15,566                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           14,512  $                -  $         14,512
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

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                From
                                                                                                              Inception
                                                                           For the Six Months               on October 4,
                                                                              Months Ended                  1993 through
                                                                                June 30,                      June 30,
                                                                 --------------------------------------
                                                                         2003                2002               2003
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $            2,255  $                -  $         39,255

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $          128,155  $           13,583  $        698,685
   Common stock issued for debt- related party                   $          102,125  $          789,062  $        891,187
   Options and warrants issued for debt - related party          $          110,000  $                -  $        110,000
   Common stock issued for services - related party              $           10,625  $           60,000  $      4,619,748
   Options and warrants issued for services                      $           20,000  $                -  $      2,461,986
   Common stock issued for services                              $          256,199  $              500  $      6,284,511
   Fixed assets distributed for debt                             $                -  $                -  $         42,738

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

     Commitments and Contingencies
     -----------------------------

     On June 14, 2002, an agreed judgment was entered on behalf of Lyon Financial Services d.b.a. The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a. The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment for $21,500, the two parties agreed to settle for $12,750. The Company has paid $5,500 through June 30, 2003.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2003 and 2002

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

     Common Stock
     ------------

     During the six months ended June 30, 2003, the Company issued 550,000 common shares for $137,500 of cash proceeds or $0.25 per share. These shares were issued pursuant to an October 18, 2002 Private Placement Memorandum (see further discussion ate Note 6.)

     During the six months ended June 30, 2003, the Company had issued 1,882,154 common shares to various consultants valued at $0.15 to $0.17 per share for services performed.

     During the six months ended June 30, 2003, the Company had issued 876,581 common shares to the Company's President/CEO and to a Director valued at $0.15 to $0.18 per share for the conversion of related party debt.

     During the six months ended June 30, 2003, the Company had issued 62,500 common shares to a Director of the Company valued at $0.17 per share for services performed

     Subsequent Events
     -----------------

     Subsequent to June 30, 2003, the Company sold an additional 1.5 Units pursuant to the October 18, 2002 Private Placement Memorandum (see further discussion at Note 6).

     On July 22, 2003, the Company entered into a consulting agreement with an unrelated individual. Under the agreement, the individual will provide executive management and public markets consulting and will receive compensation of $75,000 or 500,000 shares of the Company's common stock pursuant to the Company's Non-Employee Director and Consultant Retainer Stock Plan.

NOTE 3 - RELEASE OF DEBT

     The Company had a total of $2,652,926 of accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding longer than four years. According to the Company's legal council, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of June 30, 2003, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishment of debt of $2,652,926 and $2,250 has been recorded in the six months ended June 30, 2003 and 2002, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2003 and 2002

NOTE 4 - STOCK OPTIONS

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

     A summary of the status of the Company's outstanding stock options as of June 30, 2003 and December 31, 2002 and changes during the six months ended June 30, 2003 and the year ended December 31, 2002 is presented below:


                                                                 2003                             2002
                                                   -------------------------------  ------------------------------
                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                      826,559  $           0.34        830,309  $          0.34
              Granted                                          -                 -              -             0.00
              Expired/Cancelled                        3,380,091              0.35         (3,750)            1.25
              Exercised                                        -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                  4,206,650  $           0.34        826,559  $          0.34
                                                   =============  ================  =============  ===============

              Exercisable                              4,206,650  $           0.34        826,559  $          0.34
                                                   =============  ================  =============  ===============



                                                         Outstanding                        Exercisable
                                     ---------------------------------------------  ------------------------------
                                                         Weighted
                                         Number           Average       Weighted        Number         Weighted
                                       Outstanding      Remaining       Average       Exercisable      Average
                      Range of        at June 30,       Contractual     Exercise      at June 30,      Exercise
                   Exercise Prices        2003            Life           Price          2003           Price
              ----------------------  -------------  -------------   -------------  -------------  ---------------
              $      0.10-9.99            4,190,000           4.75   $   0.10-9.99      4,190,000  $          1.00
                    1.00-39.99               10,050           0.75      1.00-39.99         10,050            13.32
                    40.00-50.00               6,600           1.00     40.00-50.00          6,600            40.91
              ----------------------  -------------  -------------   -------------  -------------  ---------------

              $     0.10-50.00            4,206,650           3.75   $   0.01-5.00      4,206,650  $          2.57
              ======================  =============  =============   =============  =============  ===============

NOTE 5 - WARRANTS

     On October 18, 2002, the Company issued a Private Placement Memorandum
     (PPM) to accredited investors as defined in Rule 501 of Regulation 1 of the Securities Act of 1933. This PPM was for 40 units with each unit consisting of 100,000 shares of common stock and a warrant to purchase up to 200,000 shares of common stock. Each warrant vests immediately and will be exercisable for a period of two years from the date of issuance. Each unit is being offered for $25,000 or $0.25 per share. Each warrant is exercisable at $0.35 per share. The Company has sold 12.5 units or 1,250,000 shares of common stock and 2,500,000 warrants.

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

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months and six months ended June 30, 2003 and 2002. The Company had operating expenses of $392,194 for the three months ending June 30, 2003 compared to $122,306 for the comparative period of 2002. The Company had operating expenses of $700,629 for the six months ended June 30, 2003 compared to $199,397 for the same period in 2002. The increase was due to the issuance of shares of the Company's common stock to consultants who are assisting in reviving the Company's operations. The consultants are developing the Company's business plan and providing legal and accounting services. The Company paid $326,199 of these expenses through the issuance of common stock, options and warrants.

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

     Liquidity
     ---------

     During the six months ended June 30, 2002 and 2001, the Company used cash of $126,808 and $-0-, respectively. The Company had cash on hand of $14,512 as of June 30, 2003 compared to no cash as of June 30, 2002. The Company received $179,500 from the sale of common stock during the six months ended June 30, 2003. The State of Texas provides that any liabilities not paid or reduced to a judgment within four years of the date incurred are not legally collectible. During the six months ended June 30, 2003, $2,652,925 of the Company's liabilities fell beyond this statute of limitations accordingly the Company recorded a gain on the release of debt for this amount. The Company used $53,746 to repay a loan from an officer in 2003. The Company ceased operations in 1999 and was inactive in 2000 and 2001.

Item 3. Controls and Procedures.

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

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

     The Company is not a party to any pending legal proceedings and is not aware of any pending claims or assessments that may have a material adverse impact on the Company's financial position or results of operations.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the second quarter of 2003.

Item 5. Other Information.

Non-Employee Directors and Consultants Retainer Stock Plan
----------------------------------------------------------

     On April 1, 2003, the Board of Directors approved and adopted the GK Intelligent Systems, Inc., Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003. The plan was established in order to provide a method by which to promote the interest of the Company and its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. The number of common shares authorized under the plan is two million (2,000,000).

Termination of AfterPlay Entertainment, Inc. Consulting Agreement
-----------------------------------------------------------------

     On April 10, 2003, pursuant to the terms of the Consulting Agreement between AfterPlay Entertainment, Inc. and the Company, the Company provided written notice of termination of the Consulting Agreement. On June 2, 2003, the Company authorized the issuance of three hundred and twenty thousand (320,000) restricted shares of common stock to AfterPlay Entertainment, Inc. as full and complete compensation and satisfaction for prior services provided pursuant to that certain Consulting Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Termination of Suns Associates Group Consulting Agreement
---------------------------------------------------------

     On April 10, 2003, pursuant to the terms of the Consulting Agreement between Suns Associates Group and the Company, the Company provided written notice of termination of the Consulting Agreement. On June 2, 2003, the Company authorized the issuance of one hundred and sixty thousand (160,000) restricted shares of common stock to Suns Associates Group as full and complete compensation and satisfaction for prior services provided pursuant to that certain Consulting Agreement. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Financial Public Relations Agreement with Strategic Resources Inc.
-----------------------------------------------------------------

     On April 24, 2003, the Company entered into a Financial Public Relations Agreement with Strategic Resources International, Inc. under which Strategic Resources is to provide public relations services to the Company. Pursuant to the terms of the agreement, Steven Kessler received one hundred thousand (100,000) restricted shares following the execution of the agreement.

Settlement Agreement with Brewer & Pritchard
--------------------------------------------

     On April 28, 2003, the Company entered into a Settlement Agreement with Brewer & Pritchard as full compensation and satisfaction for the prior legal services provided by Brewer & Pritchard to the Company. Pursuant to that Agreement on June 10, 2003, the Company authorized the issuance of thirty three thousand (33,000) restricted shares of common stock to Thomas C. Pritchard. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Consulting Agreement with Sage Office Solutions
-----------------------------------------------

     On May 4, 2003, the Company entered into a Consulting Agreement to retain the services of Sage Office Solutions. Under the Agreement, Sage Office Solutions was to provide assistance to the Company gaining approval from the NASD for the quotation of the Company's stock on the OTC Bulletin Board. For its services Sage Office Solutions was to receive one hundred thousand (100,000) restricted shares of common stock. Pursuant to the mutual agreement of the parties this agreement was cancelled and no shares were issued.

Consulting Agreement with Donald E. Giebler
-------------------------------------------

     On May 14, 2003, the Company entered into a Consulting Agreement with Donald E. Giebler under which Mr. Giebler is to provide assistance to the Company in the creation of a new subsidiary targeting the amateur football market. Pursuant to the terms of the agreement Mr. Giebler received one hundred thousand (100,000) restricted shares following the execution of the agreement and is to receive an additional two hundred thousand (200,000) restricted shares upon the satisfactory completion of the services to be provided under the terms of the agreement.

Consulting and Advisory Services Provided by Gordon Jones
---------------------------------------------------------

     On May 22, 2003, the Company authorized the issuance of five hundred thousand (500,000) shares of common stock to Gordon Jones as consideration for consulting and advisory services provided to the Company. The shares were issued under the Company's Non-Employee Director and Consultant Retainer Stock Plan, which Plan and shares were registered on Form S-8 under the Securities Act of 1933 and pursuant to Section 61-1-9 of the Utah Uniform Securities Act. No underwriters were used.

Consulting Agreement with Benchmark Consulting Inc.
--------------------------------------------------

     On May 30, 2003, the Company entered into a Consulting Agreement with Benchmark Consulting, Inc under which Benchmark is to provide assistance to the Company through consulting and investment banking practices to improve and enhance the financial structure of the Company. Pursuant to that Agreement Benchmark received one hundred thousand (100,000) restricted shares of common stock and is to receive an additional four hundred thousand (400,000) restricted shares according to a time schedule and upon the satisfactory completion of the services to be provided under the terms of the agreement. Additionally under the Agreement, Benchmark received warrants entitling them to purchase five hundred thousand (500,000) shares of common stock. The shares issuable under both the Agreement and the Warrant are subject to registration rights as set forth on that certain Registration Rights Agreement dated May 30, 2003.

Consulting Services provided by George G. Chachas
-------------------------------------------------

     On June 20, 2003, the Company authorized the issuance of one hundred and twenty five thousand (125,000) restricted shares of common stock to the George
G. Chachas in consideration of consulting services provided to the Company. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933 and Section 25102(f) of the California Corporations Code.

Recent Sale of Unregistered Securities
--------------------------------------

     During the quarter ended June 30, 2003, the Company sold 3 Units at a price of $25,000 per Unit, under its Private Placement Memorandum dated October 18, 2002. As of June 30, 2003, the Company had received $42,000 of the $50,000 subscription for said 3 units. The balance of $8,000 was received on July 15, 2003. Each Unit consists of 100,000 restricted shares of Common Stock and a Warrant to purchase 200,000 restricted shares of Common Stock. Each Warrant vests immediately and is exercisable for a period of two years from date of issuance at an exercise price of $0.35 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under
Section 4(2) and 4(6) of the Securities Act of 1933.

Subsequent Events

Recent Sale of Unregistered Securities
--------------------------------------

     Subsequent to the period covered by this report, the Company sold 1.5 Units at a price of $25,000 per Unit, under its Private Placement Memorandum dated October 18, 2002. Each Unit consists of 100,000 restricted shares of Common Stock and a Warrant to purchase 200,000 restricted shares of Common Stock. Each Warrant vests immediately and is exercisable for a period of two years from date of issuance at an exercise price of $0.35 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Consulting Agreement with Andrew Stack
--------------------------------------

     On July 22, 2003, subsequent to the period covered by this report, the Company entered into a Consulting Agreement to retain the services of W. Andrew Stack. Under the Agreement, Andrew Stack will provide executive management and public markets consulting and will receive compensation of seventy five thousand dollars ($75,000) or five hundred thousand (500,000) shares of common stock pursuant to the Company's Non-Employee Director and Consultant Retainer Stock Plan.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


     Exhibit    Description
     -------    -----------
     3.1(1)     Certificate of Incorporation of the Company and Amendments thereto
     3.2(1)     By-laws of the Company
     3.3(2)     Amendment to Certificate of Incorporation
     3.4(4)     Certificate of Amendment to Certificate of Incorporation
     10.11(3)   Consulting Agreement with Berkshire Capital Management Co., Inc.
     10.12(3)   Consulting and Finder's Fee Agreement with The Herman Group, L.P.
     10.13(3)   Engagement Letter with Petty International Development Corp.
     10.14(3)   Consulting Agreement with Ron Sparkman
     10.15(3)   Consulting Agreement with Rockne J. Horvath
     10.16(3)   Consulting Agreement with Stephen K. Carper
     10.17(3)   Consulting Agreement with Renee H. Ethridge
     10.18(3)   Consulting Agreement with Technical Objective, Inc.
     10.19(3)   Debt Resolution Agreement with Gary F. Kimmons
     10.20(3)   Interim Compensation Agreement with Gary F. Kimmons
     10.21(3)   Amended and Restated Consulting Agreement with Dick Meador
     10.22(3)   Promissory Note to BDO Seidman LLP
     10.23(3)   Consulting Agreement with Alan S. Litvak
     10.24(3)   Promissory Note to Gary Kimmons
     10.25(5)   Marketing Agreement with BTH2
     10.26(6)   Consulting Agreement with AfterpPlay Entertainment Inc.
     10.27(6)   Consulting Agreement with Suns Associates Group
     10.28(6)   Non-Employee Director Agreement with Dick Mead
     10.29(6)   Employment Agreement with Gary F. Kimmons


     Exhibit    Description  (continued)
     -------    -----------

     10.30(7)   GK Intelligent Systems, Inc. 2003 Stock Option Plan
     10.31(7)   GK Intelligent Systems, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003
     10.32**    Financial Public Relations Agreement with Strategic Resources
     10.33**    Settlement Agreement with Brewer & Pritchard
     10.34**    Consulting Agreement with Sage Office Solutions
     10.35**    Consulting Agreement with Donald Giebler
     10.36**    Consulting Agreement with Benchmark Consulting
     10.37**    Registration Rights Agreement with Benchmark Consulting
     10.38**    Benchmark Consulting Warrant
     10.39**    Consulting Agreement with W. Andrew Stack dated 7/22/03
     21(6)      Subsidiaries
     99.1**     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
     99.2**     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
     99.3**     906 Certification
     ------------------------

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

          (7) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on May 12, 2003, and incorporated by reference herein.

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

                                         GK Intelligent Systems, Inc.


Dated: August 18, 2003                   /S/ Gary F. Kimmons
                                         --------------------------------------
                                         By: Gary F. Kimmons
                                         Its: President, Chief Executive Office
                                              and Chief Financial Officer