Form 10QSB
period 2003-09-30
GK INTELLIGENT SYSTEMS INC
filed 2003-11-17
CIK 1024095

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2003; or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-22057
                             -----------------------

                          GK INTELLIGENT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 76-0513297
 -----------------------------                                -----------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of September 30, 2003, was 26,716,274.

     Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                          GK INTELLIGENT SYSTEMS, INC.

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2003


                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1.      Financial Statements (unaudited)..................................................   3

                      Balance Sheet ....................................................................   3
                      Statements of Operations .........................................................   4
                      Statements of Cash Flows..........................................................   5
                      Notes to the Financial Statements ................................................   7

         Item 2.      Management's Discussion and Analysis or Plan of Operation ........................  11

         Item 3.      Controls and Procedures ..........................................................  14

Part II. Other Information

         Item 1.      Legal Proceedings ................................................................  14

         Item 2.      Changes in Securities ............................................................  14

         Item 3.      Defaults Upon Senior Securities ..................................................  14

         Item 4.      Submission of Matters to a Vote of Security Holders ..............................  14

         Item 5.      Other Information ................................................................  14

         Item 6.      Exhibits and Reports on Form 8-K .................................................  17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS


                                                                                        September 30,
                                                                                           2003
                                                                                        (Unaudited)
                                                                                        ---------------
CURRENT ASSETS

   Cash                                                                                 $       13,993
                                                                                        ---------------

     Total Current Assets                                                                       13,993
                                                                                        ---------------

   COMPUTER SOFTWARE, NET                                                                            -
                                                                                        ---------------

     TOTAL ASSETS                                                                       $       13,993
                                                                                        ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                     $      227,229
   Accrued liabilities                                                                       1,187,132
   Accrued liabilities - related parties                                                        90,729
   Stock subscription payable                                                                   25,000
   Notes payable                                                                               384,500
   Notes payable - related parties                                                              16,296
                                                                                        ---------------

     Total Current Liabilities                                                               1,930,886
                                                                                        ---------------

     TOTAL LIABILITIES                                                                       1,930,886
                                                                                        ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares at $0.001 par
    value; -0- issued and outstanding                                                                -
Common stock authorized: 275,000,000 common shares at $0.001 par
    value; 26,716,274 shares issued and outstanding                                             26,716
   Additional paid-in capital                                                               40,231,499
   Unearned compensation                                                                      (194,300)
   Deficit accumulated during the development stage                                        (41,980,808)
                                                                                        ---------------

     Total Stockholders' Equity (Deficit)                                                   (1,916,893)
                                                                                        ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $       13,993
                                                                                        ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                         From
                                                                                                                      Inception
                                                        For the Three                      For the Nine             on October 4,
                                                        Months Ended                       Months Ended              1993 through
                                                        September 30,                      September 30,             September 30,
                                               -------------------------------   --------------------------------------------------
                                                    2003             2002               2003             2002              2003
                                               --------------  ---------------   ---------------  -----------------  --------------
REVENUES                                       $            -  $             -   $             -  $               -  $      100,156

Cost of sales                                               -                -                 -                  -          29,961
                                               --------------  ---------------   ---------------  -----------------  --------------

   Gross margin                                             -                -                 -                  -          70,195
                                               --------------  ---------------   ---------------  -----------------  --------------

EXPENSES

   Loss on disposal of fixed assets                         -                -                 -                  -       1,385,199
   Depreciation and amortization                            -                -                 -                  -       3,458,369
   Impairment loss on software                              -                -                 -                  -       1,308,520
   General and administrative                         170,617          206,900           871,246            406,297      36,885,909
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Costs and Expenses                         170,617          206,900           871,246            406,297      43,037,997
                                               --------------  ---------------   ---------------  -----------------  --------------

LOSS BEFORE OTHER INCOME
 (EXPENSE)                                           (170,617)        (206,900)         (871,246)          (406,297)    (42,967,802)
                                               --------------  ---------------   ---------------  -----------------  --------------

OTHER INCOME (EXPENSE)

   Interest income                                          -                -                 -                  -           7,663
   Loss on disposition of debt                        (25,000)               -           (25,000)                 -         (25,000)
   Gain on release of debt                                  -                -         2,652,925              2,250       2,728,178
   Interest expense                                   (28,595)         (84,616)         (142,582)          (261,853)     (1,536,532)
                                               --------------  ---------------   ---------------  -----------------  --------------

     Total Other Income (Expense)                     (53,595)         (84,616)        2,485,343           (259,603)      1,174,309
                                               --------------  ---------------   ---------------  -----------------  --------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                               (224,212)        (291,516)        1,614,097           (665,900)    (41,793,493)

INCOME TAXES                                                -                -                 -                  -               -
                                               --------------  ---------------   ---------------  -----------------  --------------

NET INCOME (LOSS)                                    (224,212)        (291,516)        1,614,097           (665,900)    (41,793,493)

DIVIDENDS ON PREFERRED STOCK                                -                -                 -                  -        (187,315)
                                               --------------  ---------------   ---------------  -----------------  --------------

NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                           $     (224,212) $      (291,516)  $     1,614,097  $        (665,900) $  (41,980,808)
                                               ==============  ===============   ===============  =================  ==============

BASIC INCOME (LOSS) PER SHARE                  $        (0.01) $         (0.02)  $          0.07  $           (0.03)
                                               ==============  ===============   ===============  =================

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             24,725,561       15,222,952        22,907,947         19,723,059
                                               ==============  ===============   ===============  =================

FULLY DILUTED INCOME PER SHARE                                                   $          0.05
                                                                                 ===============

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARE OUTSTANDING                                                          30,314,597
                                                                                 ===============

   The accompanying notes are an integral part of these financial statements.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2003                2002               2003
                                                                 ------------------  ------------------  -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $        1,614,097  $         (665,900) $    (41,793,493)
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
       Depreciation and amortization                                              -                   -         3,458,369
       Loss on disposal of fixed assets                                           -                   -         1,385,199
       Impairment loss on software                                                -                   -         1,308,520
       Gain on release of debt                                           (2,652,925)             (2,250)       (2,728,178)
       Loss on disposition of debt                                           25,000                   -            25,000
       Beneficial conversion on issuance of debt                                  -                   -           103,068
       Amortization of unearned compensation                                 46,900             263,280         5,929,531
       Issuance of common stock, options and warrants
       for services                                                         376,898              60,500        13,584,317
   Changes in operating assets and liabilities:
     Increase in accounts payable and accrued
      expenses                                                              280,051             261,470         4,314,750
     Increase in accrued liabilities - related party                        112,152              77,900         1,209,956
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Operating Activities                               (197,827)             (5,000)      (13,202,961)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of software                                                         -                   -          (915,742)
     Other capital expenditures                                                   -                   -        (1,651,988)
     Organization costs                                                           -                   -           (78,745)
                                                                 ------------------  ------------------  ----------------

       Net Cash Used by Investing Activities                                      -                   -        (2,646,475)
                                                                 ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in stock subscription payable                                    25,000                   -            25,000
   Proceeds from issuance of note payable                                         -              50,000         1,098,769
   Common stock issued for cash                                             225,000                   -        14,024,829
   Payments on notes payable                                                      -                   -          (306,637)
   Proceeds from issuance of notes payable - related party                        -                   -           250,000
   Payments on notes payable - related party                                (53,746)                  -           (53,746)
   Receipt of subscription receivable                                             -                   -           779,900
   Capital contributed by the Company's president                                 -                   -            45,314
                                                                 ------------------  ------------------  ----------------

       Net Cash Provided by Financing Activities                            196,254              50,000        15,863,429
                                                                 ------------------  ------------------  ----------------

NET INCREASE (DECREASE ) IN CASH                                             (1,573)             45,000            13,993

CASH AT BEGINNING OF PERIOD                                                  15,566                   -                 -
                                                                 ------------------  ------------------  ----------------

CASH AT END OF PERIOD                                            $           13,993  $           45,000  $         13,993
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


                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                              Inception
                                                                           For the Nine Months              on October 4,
                                                                              Months Ended                  1993 through
                                                                              September 30,                 September 30,
                                                                 --------------------------------------
                                                                         2003                2002               2003
                                                                 ------------------  ------------------  -----------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:

Cash Paid For:

   Income taxes                                                  $                -  $                -  $              -
   Interest                                                      $            2,255  $                -  $         39,255

Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                  $          153,155  $           13,583  $        851,840
   Common stock issued for debt- related party                   $          102,125  $          789,062  $        891,187
   Options and warrants issued for debt - related party          $          110,000  $                -  $        110,000
   Common stock issued for services - related party              $           10,625  $           60,000  $      4,619,748
   Options and warrants issued for services                      $           20,000  $                -  $      2,461,986
   Common stock issued for services                              $          346,273  $              500  $      6,502,583
   Fixed assets distributed for debt                             $                -  $                -  $         42,738

   The accompanying notes are an integral part of these financial statements.


                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2003 and 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

     Commitments and Contingencies
     -----------------------------

     On September 14, 2002, an agreed judgment was entered on behalf of Lyon Financial Services d.b.a. The Manifest Group. It was ordered that GK Intelligent Systems, Inc. and Gary Kimmons, individually as guarantor, pay to Lyon Financial Services d.b.a. The Manifest Group the sum of $20,000 with interest at eight percent per annum from September 20, 2001 to the above date of judgment, as well as $1,500 in attorney's fees. Subsequent to the judgment for $21,500, the two parties agreed to settle for $12,750. The Company has paid $7,750 through September 30, 2003.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2003 and 2002

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

     Common Stock
     ------------

     During the nine months ended September 30, 2003, the Company issued 900,000 common shares for $225,000 of cash proceeds or $0.25 per share. These shares were issued pursuant to an October 18, 2002 Private Placement Memorandum (see further discussion at Note 6).

     During the nine months ended September 30, 2003, the Company had issued 3,582,154 common shares to various consultants valued at $0.10 to $0.17 per share for financial and other related services performed pursuant to various consulting agreements.

     During the nine months ended September 30, 2003, the Company had issued 876,581 common shares to the Company's President/CEO and to a Director valued at $0.15 to $0.18 per share for the conversion of related party debt.

     During the nine months ended September 30, 2003, the Company had issued 62,500 common shares to a Director of the Company valued at $0.17 per share for services performed.

     Significant Events
     ------------------

     On July 22, 2003, the Company entered into a consulting agreement with an unrelated individual. Under the agreement, the individual will provide executive management and public markets consulting and will receive compensation of $75,000 or 500,000 shares of the Company's common stock pursuant to the Company's Non-Employee Director and Consultant Retainer Stock Plan. On August 7 and September 17, 2003, the Company issued 300,000 and 200,000 shares of common stock to the individual as payment in full.

     On September 17, 2003, the Company entered into a consulting agreement with an individual. Under the agreement, the individual will provide entertainment consulting. Compensation will be in the form of 1,200,000 shares of common stock that were issued on September 30, 2003.

     Subsequent Events
     -----------------

     On October 1, 2003, the Company entered into an agreement with BMA Ventures, Inc., for the dissemination via fax broadcasting of information regarding the Company. Pursuant to the terms of the Agreement, BMA received 200,000 restricted shares of common of the company. The securities were issued pursuant to the exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     On October 10, 2003, the Company entered into a Software Distribution Agreement with NPI Management Group, Inc. (NPI). Pursuant to the agreement, NPI was granted the worldwide distribution rights for a period of 48 months to the Company's shrink wrapped boxed software program known as "Around the Web in 80 Minutes. Within ninety (90) days of the execution of the Agreement NPI shall invest into the Company a minimum of fifty thousand dollars ($50,000) to be used solely for the upgrading of the product for market readiness. Additional investments of cash

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2003 and 2002

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

     Subsequent Events (Continued)
     -----------------------------

     from NPI to the Company, up to a maximum of one hundred and fifty thousand dollars ($150,000) may be necessary and will be determined by mutual consent of the parties to this agreement based upon on the expert opinions of the contractors performing the product upgrades. In addition to the upgrade fee set forth above, NPI shall pay the Company a royalty of fifteen percent (15%) of all gross revenues for the Software sold, licensed, delivered or otherwise transferred pursuant to the Agreement by NPI or anyone acting on its behalf, for its benefit or through a grant of rights from it. Royalties shall be payable quarterly within ten (10) days following the close of the quarter during which the royalties accrued with adjustments following a year-end audit.

     On October 28, 2003, the Company issued 500,000 shares of common stock for Consulting Services. The shares were registered under the Securities Act of 1933 on Form S-8 and registered by coordination in the State of Utah.

     On November 5, 2003, the Company entered into a Consulting Services Agreement with Stanton, Walker & Company. Under the Agreement, Stanton Walker & Company, shall provide advice and counsel regarding the Company's strategic business plans, strategy and negotiations with potential business strategic partnering, corporate planning and or other general business consulting needs as expressed by Client. In addition to certain ongoing transaction fees which may be paid pursuant to the terms of the Agreement, Stanton Walker shall receive an initial fee of 900,000 shares of the common stock of the Company which shares were registered under the Securities Act of 1933 on Form S-8 and will be registered by coordination in the State of New York.

     On November 5, 2003, the Company entered into a Compensation Agreement with Wenthur and Chachas, under which the Company agreed to issue and Wenthur and Chachas agreed to accept 160,000 shares of common stock as payment of the balance of $20,000 of legal fees due as of November 5, 2003, and owing for past legal services provided to the Company. The 160,000 shares were registered under the Securities Act of 1933 on Form S-8 and are being registered by coordination pursuant to Section 25111 of the California Corporations Code.

     On November 11, 2003, the Company issued 200,000 restricted shares of common stock to William and Darlene Brown, and 200,000 restricted shares of common stock to Fran and Frances Yorek, for consulting and advisory services provided to the Company. The securities were issued pursuant to the exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

NOTE 4 - RELEASE OF DEBT

     The Company had a total of $2,652,926 of accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding longer than four years. According to the Company's legal council, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of September 30, 2003, no such actions to enforce payment of the obligations have been filed. Accordingly, the amounts have been written off and a gain on extinguishment of debt of $2,652,926 and $2,250 has been recorded in the nine months ended September 30, 2003 and 2002, respectively.

                          GK INTELLIGENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2003 and 2002

NOTE 5 - STOCK OPTIONS

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

     A summary of the status of the Company's outstanding stock options as of September 30, 2003 and December 31, 2002 and changes during the nine months ended September 30, 2003 and the year ended December 31, 2002 is presented below:



                                                                 2003                             2002
                                                   -------------------------------  ------------------------------

                                                                      Weighted                         Weighted
                                                                       Average                          Average
                                                                      Exercise                         Exercise
                                                       Shares           Price          Shares            Price
                                                   -------------  ----------------  -------------  ---------------
              Outstanding, beginning of
               year                                      826,559  $           0.34        830,309  $          0.34
              Granted                                  3,380,091              0.35              -                -
              Expired/Cancelled                                -                 -         (3,750)            1.25
              Exercised                                        -                 -              -                -
                                                   -------------  ----------------  -------------  ---------------

              Outstanding end of year                  4,206,650  $           0.34        826,559  $          0.34
                                                   =============  ================  =============  ===============

              Exercisable                              4,206,650  $           0.34        826,559  $          0.34
                                                   =============  ================  =============  ===============

                                                         Outstanding                        Exercisable

                                                        Weighted
                                         Number          Average       Weighted        Number          Weighted
                                       Outstanding     Remaining        Average      Exercisable       Average
                      Range of        at Sept. 30,     Contractual      Exercise      at Sept. 30     Exercise
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
              ======================  =============  =============   =============  =============  ===============

NOTE 6 - WARRANTS

     On October 18, 2002, the Company issued a Private Placement Memorandum
     (PPM) to accredited investors as defined in Rule 501 of Regulation 1 of the Securities Act of 1933. This PPM was for 40 units with each unit consisting of 100,000 shares of common stock and a warrant to purchase up to 200,000 shares of common stock. Each warrant vests immediately and will be exercisable for a period of two years from the date of issuance. Each unit is being offered for $25,000 or $0.25 per share. Each warrant vests immediately and is exercisable for a period of 2 years at $0.35 per share. The Company has sold 16 units pursuant to the PPM or 1,600,000 shares of common stock and 3,200,000 warrants.

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

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months and nine months ended September 30, 2003 and 2002. The Company had operating expenses of $170,617 for the three months ending September 30, 2003 compared to $206,900 for the comparative period of 2002. The Company had operating expenses of $871,246 for the nine months ended September 30, 2003 compared to $406,297 for the same period in 2002. The increase was due to the issuance of shares of the Company's common stock to consultants who are assisting in reviving the Company's operations. The consultants are developing the Company's business plan and providing legal and accounting services. The Company paid $376,898 and $60,500 of these expenses through the issuance of common stock, options and warrants, in 2003 and 2002 respectively.

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

     Liquidity
     ---------

     During the nine months ended September 30, 2003 and 2002, the Company used cash in operations of $197,827 and $5,000, respectively. The Company had cash on hand of $13,993 as of September 30, 2003 compared to $45,000 cash as of September 30, 2002. The Company received $225,000 from the sale of common stock and also received $25,000 in a stock subscription payable. during the nine months ended September 30, 2003. The State of Texas provides that any liabilities not paid or reduced to a judgment within four years of the date incurred are not legally collectible. During the nine months ended September 30, 2003, $2,652,925 of the Company's liabilities fell beyond this statute of limitations accordingly the Company recorded a gain on the release of debt for this amount. The Company used $53,746 to repay a loan from an officer in 2003. The Company ceased operations in 1999 and was inactive in 2000 and 2001.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the third quarter.

Item 5. Other Information.

        Consulting Agreement with W. Andrew Stack
        -----------------------------------------

     On July 22, 2003, the Company entered into a Consulting Agreement to retain the services of W. Andrew Stack for a period of three months. Under the Agreement, Mr. Stack is to provide certain legal services and meet with and advise certain members of the Company's executive management regarding a comprehensive program of positioning the Company and its publicly traded securities within the marketplace to optimize exposure to customers and potential shareholders. Mr. Stack will also assist the Company in devising an internal protocol for corporate governance in light of the recently enacted Sarbanes Oxley legislation. The fee for Mr. Stack's services is $75,000, which was paid in the form of 500,000 shares of the common stock of the company which shares were registered under the Securities Act of 1933 on Form S-8 and registered by qualification pursuant to Section 304 of the Oklahoma Securities Act.

     Consulting Agreement with Gust C. Kepler
     ----------------------------------------

     On September 17, 2003, the Company entered into a Consulting Agreement with Gust C. Kepler for a period of 12 months. Under the Agreement, Mr. Kepler shall advise the Company regarding entertainment consulting issues that may arise as a result of negotiations with other music industry entities or artists, promote the Company to assist in building industry presence for the Client and business model, assist the Company in obtaining, negotiating and structuring licensing agreements for artists, labels, and assist the Company with introductions to key music and entertainment industry personnel to assist in developing and marketing the Company's website and interactive technology systems. The fee for Mr. Kepler's services is $72,000, which was paid in the form of 1,200,000 shares of the common stock of the company which shares were registered under the Securities Act of 1933 on Form S-8 and registered by qualification pursuant to
Section 48-2-105 of the Tennessee Securities Act of 1980.

     Compensation Agreement with Wenthur & Chachas, LLP
     --------------------------------------------------

     On September 17, 2003, the Company entered into a Compensation Agreement with Wenthur & Chachas, under which the Company agreed to issue and Wenthur & Chachas agreed to accept 500,000 shares of common stock as payment of $25,000 of legal fees due and owing for past legal services provided to the Company. The 500,000 shares were registered under the Securities Act of 1933 on Form S-8 and registered by coordination pursuant to Section 25111 of the California Corporations Code.

     Recent Sale of Unregistered Securities
     --------------------------------------

     On July 2, 2003, the Company issued 100,000 restricted shares of common stock to Strategic Resources International, Inc., pursuant to the terms of that certain Financial Public Relations Agreement dated April 24, 2003. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     During the quarter ended September 30, 2003, the Company sold 1 Unit at a price of $25,000 per Unit (1/2 Unit to two individuals), under its Private Placement Memorandum dated October 18, 2002. Each Unit consists of 100,000 restricted shares of Common Stock and a Warrant to purchase 200,000 restricted shares of Common Stock. Each Warrant vests immediately and is exercisable for a period of two years from date of issuance at an exercise price of $0.35 per share. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     Subsequent Events
     -----------------

     Dissemination Agreement with BMA Ventures, Inc.
     ----------------------------------------------

     On October 1, 2003, subsequent to the period covered by this report,, the Company entered into an agreement with BMA Ventures, Inc., for the dissemination via fax broadcasting of information regarding the Company. Pursuant to the terms of the Agreement, BMA received 200,000 restricted shares of common of the company. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

     Distribution Agreement with NPI Management Group, Inc.
     -----------------------------------------------------

     On October 10, 2003, subsequent to the period covered by this report, the Company entered into a Software Distribution Agreement with NPI Management Group, Inc. Pursuant to the agreement, NPI was granted the worldwide distribution rights for a period of 48 months to the Company's shrink wrapped boxed software program known as "Around the Web in 80 Minutes." Within ninety
(90) days of the execution of the Agreement NPI shall invest into the Company a minimum of fifty thousand dollars ($50,000) to be used solely for the upgrading of the product for market readiness. Additional investments of cash from NPI to the Company, up to a maximum of one hundred and fifty thousand dollars ($150,000) may be necessary and will be determined by mutual consent of the parties to this agreement based on the expert opinions of the contractors performing the product upgrades. In addition to the upgrade fee set forth above, NPI shall pay the Company a royalty of fifteen percent (15%) of all gross revenues for the Software sold, licensed, delivered or otherwise transferred pursuant to the Agreement by NPI or anyone acting on its behalf, for its benefit or through a grant of rights from it. Royalties shall be payable quarterly within ten (10) days following the close of the quarter during which the royalties accrued with adjustments following a year-end audit.

     Issued of Shares to Gordon Jones
     --------------------------------

     On October 28, 2003, the Company issued 500,000 shares of common stock to Gordon Jones for Consulting Services provided to the Company. The shares were registered under the Securities Act of 1933 on Form S-8 and registered by coordination in the State of Utah.

     Consulting Agreement with Stanton, Walker & Company
     ---------------------------------------------------

     On November 5, 2003, subsequent to the period covered by this report, the Company entered into a Consulting Services Agreement with Stanton, Walker & Company. Under the Agreement, Stanton Walker Mr. Kepler shall provide advice and counsel regarding the Company's strategic business plans, strategy and negotiations with potential business strategic partnering, corporate planning and or other general business consulting needs as expressed by Client. In addition to certain ongoing transaction fees which may be paid pursuant to the terms of the Agreement, Stanton Walker shall receive an initial fee of 900,000 shares of the common stock of the company which shares were registered under the Securities Act of 1933 on Form S-8 and will be registered by coordination in the State of New York.

     Compensation Agreement with Wenthur & Chachas, LLP
     --------------------------------------------------

     On November 5, 2003, subsequent to the period covered by this report, the Company entered into a Compensation Agreement with Wenthur & Chachas, under which the Company agreed to issue and Wenthur & Chachas agreed to accept 160,000 shares of common stock as payment of the balance of $20,000 of legal fees due as of November 5, 2003, and owing for past legal services provided to the Company. The 160,000 shares were registered under the Securities Act of 1933 on Form S-8 and are being registered by coordination pursuant to Section 25111 of the California Corporations Code.

     Recent Sale of Unregistered Securities
     --------------------------------------

     On November 11, 2003, subsequent to the period covered by this report, the Company issued 200,000 restricted shares of common stock to William and Darlene Brown, and 200,000 restricted shares of common stock to Frank and Frances Yorek, for consulting and advisory services provided to the Company. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


         Exhibit           Description
         3.1*              Certificate of Incorporation of the Company and Amendments thereto.
         3.2*              By-laws of the Company;
         3.3*              Amendment to Certificate of Incorporation
         3.4*              Certificate of Amendment to Certificate of Incorporation
         10.11*            Consulting Agreement with Berkshire Capital Management Co., Inc.
         10.12*            Consulting and Finder's Fee Agreement with The Herman Group, L.P.
         10.13*            Engagement Letter with Petty International Development Corp.
         10.14*            Consulting Agreement with Ron Sparkman.
         10.15*            Consulting Agreement with Rockne J. Horvath.
         10.16*            Consulting Agreement with Stephen K. Carper.
         10.17*            Consulting Agreement with Renee H. Ethridge.
         10.18*            Consulting Agreement with Technical Objective, Inc.
         10.19*            Debt Resolution Agreement with Gary F. Kimmons.
         10.20*            Interim Compensation Agreement with Gary F. Kimmons.
         10.21*            Amended and Restated Consulting Agreement with Dick Meador.
         10.22*            Promissory Note to BDO Seidman LLP.
         10.23*            Consulting Agreement with Alan S. Litvak.
         10.24*            Promissory Note to Gary Kimmons.
         10.25*            Marketing Agreement with BTH2
         10.26*            Consulting Agreement with AfterpPlay Entertainment Inc. dated 12/12/02
         10.27*            Consulting Agreement with Suns Associates Group dated 12/13/02
         10.28*            Non-Employee Director Agreement with Dick Mead dated 3/31/03
         10.29*            Employment Agreement with Gary F. Kimmons dated 2/1/03
         10.30*            GK Intelligent Systems, Inc. 2003 Stock Option Plan
         10.31*            GK Intelligent Systems, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003
         10.32*            Financial Public Relations Agreement with Strategic Resources dated 4/24/03
         10.33*            Settlement Agreement with Brewer & Pritchard dated 4/28/03
         10.34*            Consulting Agreement with Sage Office Solutions dated 5/4/03
         10.35*            Consulting Agreement with Donald Giebler dated 5/14/03
         10.36*            Consulting Agreement with Benchmark Consulting dated 5/30/03
         10.37*            Registration Rights Agreement with Benchmark Consulting dated 5/30/03
         10.38*            Benchmark Consulting Warrant Dated 5/30/03
         10.39*            Consulting Agreement with W. Andrew Stack dated 7/22/03
         10.40*            Consulting Agreement with Gust C. Kepler dated 9/17/03
         10.41*            Consulting Agreement with Wenthur & Chachas dated 9/17/03
         10.42**           BMA Ventures, Inc. Agreement
         10.43*            Distribution Agreement with NPI
         10.44*            Consulting Services Agreement with Stanton, Walker & Company
         10.45*            Consulting Agreement with Wenthur & Chachas dated 11/5/03
         21**              Subsidiaries
         99.1**            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         99.2**            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
         99.3**            906 Certification
         -----------------------

                  *        Previously filed.
                  **       Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed reports on Form 8-K on August 8, 2003, September 19, 2003, and September 24, 2003. There were no other reports on Form 8-K filed during the period covered by this report.

     Subsequent to the period covered by this report the Company filed reports on Form 8-K on October 2, 2003, October 9, 2003, October 14, 2003, October 27, 2003, October 28, 2003, and November 10, 2003,

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                         GK Intelligent Systems, Inc.


Dated: November 17, 2003                 /S/ Gary F. Kimmons
                                         --------------------------------------
                                         By: Gary F. Kimmons
                                         Its: President, Chief Executive Office
                                              and Chief Financial Officer