Form 10KSB
period 2003-12-31
GK INTELLIGENT SYSTEMS INC
filed 2004-04-23
CIK 1024095

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     _______________________

                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 2003   Commission File Number: 0-22057
                     _______________________

                   GK INTELLIGENT SYSTEMS, INC.
          (Name of Small Business Issuer in Its charter)

       Delaware                                            76-0513297
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

            2602 Yorktown Place, Houston, Texas 77056
       (Address of Principal Executive Offices) (Zip Code)

                          (713) 626-1504
         (Issuer's Telephone Number, including Area Code)

  Securities registered under Section 12(b) of the Exchange Act:

                               None

  Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [x]    No  [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

     The Issuer's revenues for the most recent fiscal year ended December 31, 2003, were approximately $-0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 14, 2004 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was approximately $643,545.15. The number of shares of the Registrant's common stock issued and outstanding on April 9, 2004, was 41,457,225 (post-reverse split adjusted).

     Transitional Small Business Disclosure Format. Yes [ ]  No [x]
==============================================================================

                        TABLE OF CONTENTS

ITEMS                                                                    PAGE
-----                                                                    ----
                              PART I

Item 1.    Description of Business........................................  4
Item 2.    Description of Property ....................................... 20
Item 3.    Legal Proceedings.............................................. 20
Item 4.    Submission of Matters to a Vote of Security Holders............ 20

                             PART II

Item 5.    Market For Common Equity and Related Stockholder Matters ...... 20
Item 6.    Management's Discussion and Analysis or Plan of Operation...... 22
Item 7.    Financial Statements .......................................... 24
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................ 24
Item 8A.   Controls and Procedures........................................ 24

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.............. 24
Item 10.   Executive Compensation ........................................ 27
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................... 30
Item 12.   Certain Relationships and Related Transactions................. 32
Item 13.   Exhibits and Reports on Form 8-K............................... 34
Item 14.   Principal Accountant Fees and Services......................... 37

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

                              PART I

Item 1.    Description of Business.

     Business Development

     GK Intelligent Systems, Inc. was formed in Delaware on February 26, 1988 under the name "Technicraft Financial, Ltd." In October 1991, its name was changed to LBM-US, Inc. ("LBM"). Pursuant to an agreement effective August 1994, GK Intelligent Systems, Inc., a Texas corporation ("GK-Texas"), transferred all of its assets and liabilities to LBM, a Delaware shell corporation with no significant assets or liabilities, in exchange for 675,892 (post reverse-split adjusted) shares of LBM common stock. The remaining 96,327 (post reverse-split adjusted) shares of LBM common stock out of a total of 772,219 (post reverse-split adjusted) shares outstanding were retained by the former owners of LBM in a transaction treated for accounting purposes as a purchase of the Company by GK-Texas, referred to as a "reverse merger", thus making GK-Texas a wholly owned subsidiary of LBM. Of the LBM shares of common stock issued to GK-Texas, a total of 637,500 (post reverse-split adjusted) shares were issued to Gary F. Kimmons and his family partnership. Mr. Kimmons had formed GK-Texas, a Texas corporation, in February 1994 to produce and market multimedia, skill-oriented training and performance support systems using artificial intelligence. Mr. Kimmons had formed I-Net Intelligent Systems, Inc., a Delaware corporation ("I-NET (Delaware)"), prior to forming GK-Texas. In October 1993, I-NET (Delaware) had contracted with AT&T to develop the SMART ONE training program template pursuant to an industrial design services agreement ("AT&T Agreement"). In February 1994, the intellectual property and all rights and obligations under the AT&T Agreement were assigned by I-NET (Delaware) to GK-Texas. In August 1994, after acquiring all of the technology of GK-Texas in the reverse merger, the Company changed its name to GK Intelligent Systems, Inc.

     In November 1995, the Company acquired from Microelectronics and Computer Technology Corporation ("MCC") the non-exclusive, worldwide, perpetual right and license to use various computer software tools and languages (referred to as "CARNOT" technology) through the issuance to MCC of 88,333 (post reverse-split adjusted) shares of the Company's preferred stock, which was subsequently converted into 88,333 (post reverse-split adjusted) shares of Company common stock. MCC is a consortium of corporations, public and non-profit agencies and universities who are cooperating and sharing information and technology in order to gain competitive business advantages for its members. The Company is not a member of MCC. To date, no final products have been developed using the CARNOT technology, and there can be no assurance that any products will be developed using the CARNOT technology.

     In August 1995, the stockholders of the Company amended and restated the Company's Certificate of Incorporation in its entirety primarily to increase the number of shares of capital stock and to adopt more favorable officers and director's indemnification and limitation of liability provisions available under Delaware law. In September 1997, after approval by the boards of directors and majority stockholders of both companies, the wholly owned subsidiary GK-Texas was merged into the Company. In May 1998, the stockholders of the Company amended the Certificate of Incorporation to increase the number of shares of common stock ("Common Stock"). In August 1998, the Company adopted a calendar year end that became effective December 31, 1998.

     On March 19, 2002, the Company's common stock underwent a 1 for 10 reverse stock split. All prices of the Company's common stock referred to in this report are post-reverse split adjusted prices, unless otherwise indicated.

     In 2003, the Company formed three wholly-owned subsidiary companies, Smart One Learning Systems, Inc. ("SOLS"), Recording Artists Worldwide, Inc. ("RAWW") and The Baseball Club, Inc. ("TBC").

     SOLS was formed to be an educational technology company specializing in delivering advanced teaching technologies and assistance to education
providers.    SOLS intends to use the Company's
advanced personalization technologies (including the Company's Smart One Learning technology) to provide suppliers of educational products and services with a value-added educational component.

     RAWW was formed to be a music entertainment services company which intends to offer state-of-the-art personalization and interactivity via the Web and cable television to music enthusiasts. RAWW intends to use the Company's advanced personalization technologies, cable TV, and the Internet to create a one-to-one relationship between music enthusiasts (fans) of all types, music industry service providers (recording artists, record companies, etc.) and suppliers of music industry goods and services (brand merchandisers.)

     TBC was formed to offer state-of-the-art personalization and interactivity via the Web and cable television to amateur baseball enthusiasts. TBC intends to use the Company's advanced personalization technologies, cable TV, and the Internet to create a one-to-one relationship between baseball enthusiasts (fans, amateur players), baseball industry service providers (players, Professional Baseball, baseball camp operators, etc.) and suppliers of baseball industry goods and services (equipment manufacturers, various other ancillary brand merchandisers).

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

     Early in 1998, its learning technology, Smart OneSM, was designated as an official flagship (software) technology of the United Nations. The Director of Global Technology for the UN, Dr. Joseph Ben Dak, joined the Board to facilitate a global implementation. In the summer of 1998, a co-founder of Compaq Computer Corporation, Rod Canion, joined the Company and shifted its emphasis to the consumer marketplace. Mr. Canion departed prematurely in August 1998. Shortly thereafter, in early 1999, the Company developed its first product, Around the Web in 80 Minutes, targeting the vast market of those desiring to learn how to use the Internet.

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

     The Company terminated all of its employees, except its President by December 1999. All of the Company's tangible assets were lost to the landlords of the abandoned offices. The Company's receivables were uncollectible and written off. The inventory was liquidated or abandoned. Only the Company's intangible technology rights remained, however they were written down to a $-0- book value because the Company is unable to establish its ability to successfully market the products.

     During its dormancy, the Company received numerous inquiries from other entities inquiring about the possibility of a restructuring and/or merger opportunities.

     Products and Services

     The Company is developing an interactive software for use by companies to better serve their customers needs. The software gathers data from interacting with individuals in various settings. The data is used to develop a profile of the individual's preferences and interests. Using this profile the company is able to offer to the customer tailored services and products. The Company believes that this software will be particularly useful to Internet based marketers because they interact with their customers using computers. The Company has identified several markets where it intends to commence its services. These include the music and sports markets.

     Smart One Learning Systems, Inc.

     Smart One Learning Systems, Inc. was formed as a Nevada Corporation in February 2003 and as a wholly-owned subsidiary to become a leader in web-based intelligent educational support. The implementation of SOLS' business plan which is described below is dependent on many factors such as raising sufficient capital and establishing important contractual relationships with third parties, and such factors are beyond the Company's ability to control. The Company can offer no assurance that SOLS will be able to fully implement its business plan, if at all.

     The Company anticipates that SOLS will need up to $3.0 million in funding to institute its educational service and for implementation of its operations and marketing plan. Using the Internet to create a one-to-one relationship with consumers, educational providers, humanitarian organizations and agencies, SOLS intends to provide an effective, efficient and personalized tool for education service providers to offer personalized service to the education marketplace. The Company intends to license its learning technology to SOLS.

     The Company intends that SOLS will resume the operations that the Company was pursuing in 1999 before the Company suspended its operations. The Company's technology remains preeminent. SOLS intends to resurrect the Company's original relationships and anticipates strong demand for its technology and services.

     Objective. SOLS' objective is to create the "ultimate learning experience" by optimizing the learner-provider relationship while improving the credibility and profitability of today's branded education providers. Examples of branded providers are Discovery Learning, National Geographic, The Smithsonian, and others. SOLS intends to use Intelligent Performance Support
(IPS) systems to provide a powerful solution that emulates the best behavior of today's educators. SOLS believes that its proposed IPS will serve as an intelligent extension of the provider's interaction with consumers (learners) who have Internet access. The service is intended to create a highly personal interactive relationship between the provider and the learner. This relationship is established by intelligent software "agents" which emulate human behavior. Like an electronic teacher, each agent maintains a dialog with the learner and offers valuable information, guidance and support that many of today's education providers find difficult to offer.

     Humanitarian Applications. The Company's Smart OneSM learning technology was chosen by the United Nations to be its Flagship software technology in 1998 based upon its advanced teaching capabilities and its potential positive impact on humanity. The Company intends to license this learning technology to SOLS. Because of the tremendous potential humanitarian benefit of the technology, SOLS proposes to license Smart One internationally for humanitarian application.

     Value Proposition.  SOLS's goal is to improve connectivity between the
three key stakeholders in the education industry   learners, suppliers and
providers. SOLS' proposed service could provide a valuable tool for improving each stakeholder's relationship with the others.

     . Learners. SOLS intends to establish the personal, one-to-one relationship between learners and their educational provider that they deserve and expect, resulting in an increased comfort level with the learning experience.

     . Suppliers. SOLS intends to provide a method to target, reach, and close pre-qualified, customers with specific needs for their goods and services. The Company believes this will lead to more effective marketing expenditures and lower inventory and fulfillment costs. In addition, SOLS intends to provide an efficient channel to communicate directly with the educational community, whether it is to describe products or the results of a learner's educational experience.

     . Service Providers. SOLS plans to become a tool to improve communications between the provider, its constituents (learners) and its resources. By integrating SOLS proposed service into its portal, the branded service provider will be one step closer to creating an attractive educational portal that provides more personalized service while creating greater constituent loyalty. SOLS' proposed service also reduces overall educational expenditures and improves learning outcomes by insuring more efficient skill/knowledge acquisition and enhanced learning achievement.

     Services. SOLS intends to combine content, service, commerce and connectivity to create a service that educational providers can integrate into their existing web sites to make them inherently more attractive and useful to their constituents. The following describes the services that SOLS plans to offer:

..    Intelligent Learning.  SOLS intends to use IPS technology to maintain a rich, highly interactive and ongoing learning dialog between the learner and provider. The service enhances personalized learning by defining the learner's unique needs, interests, and capabilities and dynamically
     tailoring the learning experience in real time.   This establishes a
     proactive, supportive relationship between the provider and learner leading to enhanced learning and affiliation.

..    Education outcome reporting,  SOLS intends to provide assistance to learners and providers regarding educational outcomes and achievement. This assistance documents the learner's and provider's actions along with an analysis of educational outcomes. An extensive data base is created with limitless data mining applications and possibilities.

..    Targeted e-commerce.  SOLS intends to provide a new channel for suppliers to contact learners and educational providers who have specific needs for the supplier's product. This service can use the information gathered by SOLS regarding learner and provider needs and interests to initiate contact with potential customers meeting specific target criteria and to identify potential participants in educational research activities.

     Industry. The online education market is the result of the convergence of the education industry, one of the largest and fastest growing sectors in the U.S., with the Internet, the fastest growing means of communicating and
accessing information.   The scope of the education market is immense
approximately $54.2 billion is being spent in the US corporate arena alone, with 52% of US companies reporting larger training budgets. Two principal vertical markets are corporate training and development and public/private education. According to the 2002 Training Magazine Industry Report organizations are still experimenting to see what works regarding online learning. Approximately 54% of corporate training is "frequently" delivered via the Internet. In the public education market, National Center for Education statistics show an increase from 35% to 95% for schools connected to the Internet. Approximately 73% of teachers access the Internet and the number of college students enrolled in distance learning grew to approximately
2.2 million in 2003.

     Competitive Landscape. The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry. SOLS intends to compete, directly and indirectly, with the following categories of companies: (I) online services or Web sites targeted to the education industry generally, (ii) publishers and distributors of traditional off-line media, including those targeted to educational professionals, many of which have established or may establish Web sites; (iii) general purpose consumer online services which provide access to education-related content and services; (iv) public sector and non-profit Web sites that provide educational information without advertising or commercial sponsorships; (v) vendors of educational information, products and services distributed through other means, including direct sales, mail and fax messaging; and (vi) Web search and retrieval services and other high-traffic Web sites.

     Differentiators. Education-related websites can be classified into one of four areas: content, service, commerce or connectivity. Of the thousands of different education-related web sites available over the Internet, over 99% of the sites are focused on providing educational information (i.e., content, or "knowledge") to consumers. Although primarily a service, SOLS intends to combine all four areas to create a platform that allows stakeholders in the educational industry to better communicate with each other. Other factors that will differentiate SOLS and its proposed services from other e-education companies include:

     .   Focus on skill acquisition, not content.
     .   Integrated tool to connect all stakeholders with each other.
     . Ancillary service for educational service providers, not an independent information source.
     .   Provides direct source to influence educational decisions of users.
     .   Courses are reviewed by an educational advisory board.
     . Designed with input from all stakeholders in the educational service industry, thus mitigating behavioral resistance of each key stakeholder group.
     . Relies primarily on service fees from the host provider and targeted marketing success fees, not advertising or subscriptions.

     Marketing. The primary marketing focus of SOLS will be educational service providers like distance learning companies, universities, government agencies, large corporations, and internationally branded entities such as The Learning Channel, Discover Network, National Geographic, and The Smithsonian, although SOLS presently has not established any contractual relationships with any of the foregoing. The Company believes that the SOLS proposed service can become an effective tool that these providers will be able to use to enhance their online relationship with their constituents.

     In addition to providers, SOLS also intends to market its proposed services to suppliers such as companies offering products or services relevant to the education experience, training equipment companies, and education service companies. The Company believes that suppliers will be interested in SOLS' proposed services because of the direct- to-consumer channel that SOLS intends to provide.

     Revenues. The Company believes that revenues can primarily be generated through contracts with education service providers. The proposed fee structure includes an implementation fee and either a base monthly fee for each learner or a nominal transaction fee for each time the service is used. SOLS anticipates that contracts could be for three to five years. As for suppliers, SOLS plans to receive a variable transaction fee for each item purchased through SOLS referrals.

     Recording Artists Worldwide, Inc.

     RAWW was formed as a Nevada Corporation in August 2003 and as a wholly-owned subsidiary for the purpose of becoming a creator and distributor
of both live and recorded music media.   The implementation of the RAWW
business plan which is described below is dependent on many factors such as raising sufficient capital, obtaining governmental approvals, and establishing important contractual relationships with third parties, and such factors are beyond the Company's ability to control. The Company can offer no assurance that RAWW will be able to fully implement its business plan, if at all. RAWW intends to license advanced "personalization" marketing technologies and systems to suppliers of music-oriented goods and services.

     Mission. RAWW's objective is to become a leader of the music recording, sales, promotion and distribution markets.

     Differentiators. RAWW intends to be unique in its emphasis on establishing enhanced personalization as a key element of market transactions, as well as its ability to execute that vision by integrating advanced technological capabilities with highly creative "artistic" tools and expertise. Leveraging the personalization technology of the Company, RAWW believes it can open the door to a new level of relationship between music consumers and suppliers.

     Business Model. The RAWW proposed business model is to create a profitable, competitive alternative to the existing music industry production, marketing and distribution system. Cost and convenience are the two primary factors driving the rapidly changing music market. The Company proposes that specific RAWW strategies will be to: (a) streamline the functions of the music business model, eliminating superfluous and marginal functions, activities and personnel requirements; (b) develop new and reliable alternative sources of revenue that do not rely on making people buy the music; (c) create a culture that leads to enhanced, long-term relationships with the artists and their fans; (d) develop alternative marketing and promotion and distribution venues designed to foster enhanced exposure and product availability; (e) identify and implement more cost-effective avenues for producing music content; (f) specify, create measures for, and adhere to new standards of product quality; and (g) establish a new brand that can be readily identified with the solutions to the industry's problems and that is synonymous with total customer satisfaction and need fulfillment.

     Revenue Model. RAWW believes that revenue can be generated from four sources: the proposed RAWW personal interactive website; recorded media; live media; and print and other media. There are specific revenues linked to each source. The most significant ones are: the sharing of revenues to be earned by its performing artists; advertising fees to be charged to sponsoring entities; a percentage of all goods and services to be merchandised; license fees to be charged to all branded product/service providers who use the RAWW personalization technology; and fees to be charged to consumers who use RAWW personalization services.

     Markets. RAWW proposes to target music fans worldwide and the nationally branded entities that sell them goods and services.

     Competition. RAWW proposes to compete for the advertising dollars of nationally branded entities desiring to market to music fans. It also proposes to eventually compete with live broadcast media such as MTV, VH1 and Clear Channel. RAWW proposes to compete indirectly with existing major record labels and independent production companies, as well as the distributors and retailers who make music available to the public. This also includes online vendors of downloadable music such as Apple and Best Buy.

     Personalization Technology. RAWW's proposed personalization technology will be able to bring music stars to life in the most innovative way. Each music fan can experience a one-on-one, "up close and personal" relationship with their music star of choice by having both virtual (i.e., with the star's
human-appearing software avatar) and real two-way dialogue.   RAWW's proposed
technology is unique; it plans to offer music fans a friendly, personal environment. The technology can open the door to intimate dialogue through voice interaction technology, and find ways to tap into human feelings and emotions with the goal of drawing each fan completely into new experiences that will be remembered.

     The Baseball Club, Inc.

     The Baseball Club, Inc. was formed as a Nevada Corporation in February 2003 and as a wholly-owned subsidiary to offer state-of-the-art personalization and interactivity via the web to baseball enthusiasts. The implementation of the TBC business plan which is described below is dependent on raising sufficient capital, obtaining necessary approvals, and establishing important contractual relationships with third parties, and such factors are beyond the Company's ability to control. The Company can offer no assurance that TBC will be able to fully implement its business plan, if at all.

     TBC proposes to use, under a license agreement, the Company's advanced personalization technologies, and also visual media and the Internet to create an intimate one-on-one relationship between baseball enthusiasts (fans, amateur players), baseball industry service providers (players, professional baseball, baseball camp operators, etc.) and suppliers of baseball industry goods and services (equipment manufacturers, various other ancillary brand merchandisers.) TBC proposes to provide, for the first time, the ability for people to interact with an avatar to meet their specific needs in regards to learning baseball skills, life skills, and purchasing baseball equipment, all through an achievement-based inclusive club.

     Personalization Technology. The Company's teaching technology, using Personal Intelligent Performance Support (PIPS) can bring baseball stars to life in a most innovative way. Each user will experience a one-on-one emotional bond with their MLB star of choice (provided TBC can obtain necessary rights) by having a virtual expert (an avatar) available to assist them with whatever task they are trying to accomplish, such as baseball
instruction or retail shopping.   Avatars are "pseudo interfaces" which
emulate human personal assistants. Like real assistants, the avatars will collaborate with TBC's proposed members to provide guidance and support. This technology opens the door to intimate dialogue through voice interaction technology with those we admire and seek to learn from, and finds ways to tap into our feelings and emotions with the goal of drawing us completely into new experiences that will live in our memories.

     Objectives. Through the proposed TBC website, young players may have the opportunity to interact with their baseball heroes and learn baseball skills, knowledge about the game, life and character-based lessons. In addition, TBC proposes to reward members and celebrate their successes by providing achievement-based incentives as members learn from the pros, such as baseball cards, free tickets, and a chance to meet his hero at a clinic or camp. TBC proposes that parents will receive personalized information from players who will demonstrate and propose the exact equipment that their children need to be successful from the companies they represent, like Nike, Rawlings, and Louisville Slugger. TBC proposes to be used as an outreach and a support site to the entire baseball industry from Major League Baseball to Little League in promoting the game and possibly providing certification training to coaches and umpires. Finally, TBC could serve Major League ballplayers to prolong an impact with the fans, years beyond their playing days, as they continue to teach and guide the younger generations about the game of baseball.

     Business Model. This technology reflects the growing trend that favors targeted, personalized marketing. This will allow TBC to reach clients on a personal level and meet their exact needs. The information that they receive will come from interactions with the personal assistant of their choice, the stars of the game. Players and coaches who are experts could provide the best knowledge available, which could position TBC as a specialized technology designed to leverage the exact needs of the consumer to the products and services offered in the market today. The TBC business model is designed to accommodate PIPS technology with a goal of near-universal applicability to maximizing most products and services offered in the game of baseball today.

     Market. The baseball market is vast in America and abroad, especially in Latin American countries and in the Far East. TBC proposes to market to American cities first, and then Japan, Taiwan, and Korea and into the Latin and South American market. The Company believes that this proposed business could be enhanced and expanded through low-power over- the-air television channels, and by producing programming that would promote proposed TBC web services. This network could become part of the Company's overall marketing campaign to drive users to the website. According to an Arbitron study, 59% of Americans say they have visited an Internet Web site that they learned about from television advertising. In addition, members of TBC Advisory Committee will establish relationships with owners of baseball academies, camps and schools and encourage them to join the franchise team.

     Competition. TBC proposes to compete with the following categories of companies: (I) online services or Web sites targeted to baseball and sports industries; (ii) baseball academies, camps, and clinics; (iii) general purpose sports online sites providing access to market-related content and services
(iv) vendors of baseball-related information (books and videos), products, and services distributed through other means, including direct sales, sports retailers, and online sports equipment merchants.

     Revenue. The proposed business of TBC has numerous potential revenue streams. TBC could derive revenue from subscription/membership fees. A significant stream of revenue could come from the sale of baseball equipment and merchandise. TBC could also develop its own line of merchandise, such as T-shirts and caps. Specialized fees for skills assessment, profiling, and premium lessons could also provide revenue. Long-term revenue could come in the form of franchise fees charged to baseball academies and camps for TBC services. TBC could also offer coaching and umpiring certifications through affiliations with amateur leagues. Future revenue could also come from "virtual" online gaming competitions within TBC and through special events held for club participants.

     Marketing and Distribution

         None.

     Recent Developments

     In November 2003, the Company initiated an aggressive merger and acquisition strategy with an initial focus on business opportunities in the music and entertainment markets. A New York-based M&A specialist, Stanton Walker & Co., was hired as a consultant to facilitate the process and is now working under a one year agreement. With their assistance, the Company has been engaged in identifying and assessing specific opportunities.

     A primary aspect of the Company's strategy is serving as a holding company that acquires profitable private entities interested in growing and that view the public venue as a viable strategy for securing growth capital and professional support. The Company is placing a priority on finding companies that have business models synergistic with the Company's RAWW (Recording Artists Worldwide) initiative. Also, the Company is searching for acquisition opportunities that can benefit significantly from the Company's technologies (such as its Smart One educational technology).

     To date, the Company has not signed any agreements with prospective acquisitions. However, the Company is currently involved in substantive discussions with a number of entities in the music education market. The Company can offer no assurance at this time that it will be able to successfully acquire profitable private entities in the music education market or in other business areas.

     Strategic Alliances

         None.

     Competitive Business Conditions

     The Company intends to offer its services to internet marketers of services and products. Most of these companies accumulate data on their customers. However, the Company does not believe that any other company has interactive technology which determines the customer's interests and preferences.

     Raw Materials and Supplies

     The Company does not utilize any specialized raw materials. All necessary required materials, if any, are readily available. The Company is not aware of any existing or future problem that will materially affect the source and availability of any such materials, which would be required by the Company.

     Dependence On One or a Few Major Customers

     The Company had no sales or customers in 2003.


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

     Environmental Regulations

     The Company does not plan to manufacture the products that are derived from the application and use of its technology. The Company does not believe that it is affected by any rules which have been enacted or adopted regulating the discharge of material into the environment. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

     Employees

     As of December 31, 2003, the Company had one employee, Mr. Gary Kimmons. No union or any other form of collective bargaining unit represents any employee. All employees are subject to employment agreements with the Company. The Company believes its relations with its employees are excellent. The Company's success will depend in large part upon its ability to retain its current employee and secure additional employees.

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

     Volatile and Limited Market for Common Stock.

     As of December 31, 2003, the Company's common stock was quoted on the "OTC - Bulletin Board Service" under the symbol "GKIG.OB." OTC, or "Over The Counter," securities are issued by companies that either choose not to, or are unable to, meet the standards for listing on the NASDAQ or a national stock exchange. OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, or, if the companies meet the SEC reporting requirements and eligibility requirements established by the NASD, such equity securities may be quoted on the NASD OTC Bulletin Board Service.

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

     No Guarantee of Continued Listing on OTC Bulletin Board.

     The Company's common stock is presently quoted on the OTC Bulletin Board System. There is no guarantee that the Company's common stock will continue to be listed on the OTC Bulletin Board or on any other published medium including, but not limited to, the pink sheets or any publication by Pink Sheets, LLC or any by similar successor organizations, or by any member firm of the New York Stock Exchange, or other American Exchange, NASDAQ, or NASD related entity.

     History of Losses; Uncertainty of Future Profitability.

     As of December 31, 2003, the Company had accumulated significant net losses. The development of the Company's products will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products and to complete the testing manufacturing, marketing and distribution of said new products. These expenditures are expected to result in substantial and increasing losses over the next six months. There can be no assurance that the Company will not incur substantial and continuing net losses beyond the next six months or that the Company will ever reach profitability. Furthermore, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in the market place, that the Company will enter into arrangements for product development and commercialization, successfully market its software products, or achieve customer acceptance.

     Reports to Security Holders

     Copies of the Company's reports, as filed with the Securities and Exchange Commission, are available and can be accessed and downloaded via the internet at http://www.sec.gov/cgi-bin/srch-edgar, and simply typing in "GK Intelligent Systems."


Item 2.    Description of Property.

     The Company has no property, leased or owned at December 31, 2003.


Item 3.    Legal Proceedings.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024.

     Awalt Group, Inc.. Awalt Group, Inc. commenced litigation against the Company in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189.27 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. The Company has filed an answer and is defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., the Company believes that the statute of limitations has tolled the claim.

     11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against the Company on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space never occupied by the Company. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806.40, tenant improvements of $51,439.29, attorney's fees, costs and prejudgment interest. The Company intends to defend the lawsuit, denies breach of the alleged lease agreement and further intends to defend under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. the Company believes that the statute of limitations has tolled some or all of the claims. The suit was served on April 13, 2004 and no discovery has been conducted by either side.

     Marathon Oil Company. A default judgment was taken against the Company in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943.00 representing past and future rentals under a lease agreement, together with $7,500.00 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. The Company believes that the personal property sold for approximately $28,000.00. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of damages claim in favor of the Company. The Company believes that some or all of the space was subsequently rented approximately 90 days later.

     Fidelity Leasing, Inc.   On March 3, 2002, a judgment was entered against
the Company in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs, and it is subject to interest.

     The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2003.

                             PART II


Item 5.    Market For Common Equity and Related Stockholder Matters.

     Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "GKIS.OB". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of GK Intelligent Systems, Inc. common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The prices have been adjusted to reflect a 1 for 10 reverse split of our common stock which occurred on March 19, 2002. The quotations have been provided by Pink Sheets LLC, the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium.

     Fiscal 2003              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.15         $0.10
     Second Quarter   (1)     $0.16         $0.10
     Third Quarter (1)        $0.16         $0.05
     Fourth Quarter (1)       $0.20         $0.06

     Fiscal 2002              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.04         $0.01
     Second Quarter   (1)     $0.64         $0.01
     Third Quarter (1)        $0.17         $0.04
     Fourth Quarter (1)       $0.16         $0.03


     Holders

     There were approximately 222 holders of record of the Company's Common Stock as of April 9, 2004.

     Dividends

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities, except for any applicable limitations under Delaware corporate law.

     Recent Sale of Unregistered Securities

     During the 4th quarter covered by this report ended December 31, 2003, the Company sold unregistered and restricted shares of its common stock in the following transactions:

     1. On October 1, 2003, the Company issued 250,000 shares of its common stock to BMA Ventures, Inc. in connection with entering into a Data Dissemination Agreement with BMA Ventures, Inc. which requires BMA Ventures, Inc. to provide certain services as described in the Data Dissemination Agreement.

     2. On November 7, 2003 William and Darlene Brown paid $12,500 in cash, for 50,000 restricted shares of Common Stock for $0.25 per share. This represents the subscription for 0.5 units under a Private Placement Memorandum dated October 18, 2002. The shares are exempt from registration provided by
Section 4(2) and 4(6) of the Securities Act of 1933 and bear a restrictive legend.

     3. On November 7, 2003 the Corporation authorized the issuance of a Common Stock Purchase Warrant to William and Darlene Brown to purchase up to 100,000 shares of Common Stock at a price of $0.35 per share. The warrant expires on September 12, 2005. The shares underlying the warrant, if exercised, shall be exempt from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 and shall bear a restrictive legend.

     4. On November 7, 2003 Frank and Frances Yorek paid $12,500 in cash, for 50,000 restricted shares of Common Stock for $0.25 per share. This represents the subscription for 0.5 units under a Private Placement Memorandum dated October 18, 2002. The shares are exempt from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 and bear a restrictive legend.

     5. On November 7, 2003 Frank and Frances Yorek received a Common Stock Purchase Warrant to purchase up to 100,000 shares of Common Stock at a price of $0.35 per share. The warrant expires on September 12, 2005. The shares underlying the warrant, if exercised, shall be exempt from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 and shall bear a restrictive legend.

     6. On November 11, 2003 the Corporation authorized the issuance of 400,000 restricted shares of Common Stock in consideration of consulting and advisory services provided from September 1, 2003 to date. The shares are exempt from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 and bear a restrictive legend.

     7. On December 22, 2003 the Company authorized the issuance of a Common Stock Purchase Warrant to Gary Kimmons to purchase up to 1,727,063 shares of Common Stock at the price of $0.088 per share, which represented 110% of the closing price of the Company's Common Stock on that date; the warrant is exercisable for seven years and expires on December 31, 2010. The Company's Board of Directors subsequently rescinded and cancelled this warrant retroactively.

     8. On December 22, 2003 the Company authorized the issuance of a Common Stock Purchase Warrant to Dick Meador to purchase up to 300,000 shares of Common Stock at the price of $0.08 per share, which represents 100% of the closing price of the Company's Common Stock on that date; the warrant is exercisable for seven years and expires on December 31, 2010. This warrant was issued in consideration of, and in full and complete satisfaction of accrued and unpaid director fees due and owing to Mr. Meador through December 31, 2003, pursuant to a Non-Employee Director Agreement dated April 1, 2003.

     9. On December 22, 2003, Deanna Slater received 445,830 restricted shares of Common Stock in consideration for consulting services provided by Ms. Slater during 2003.

     With respect to the sales of the Company's common stock described above, the Company relied on the Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

     The securities were sold directly by the Company through its officers and directors without the payment of any commissions or other offering compensation. No underwriters were engaged to sell the securities offered.

     For information concerning the issuance of unregistered securities by the Company during the first three quarters of 2003, and during the years ended December 31, 2002 and 2001, see the Company's Annual Reports on Form 10-KSB for the years ended December 31, 2002 and 2001 and the Company's Quarterly Reports on Form 10-QSB for each of the relevant quarterly periods.


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

     Results of Operations

     Net revenues for the years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively. The Company had operating expenses of $835,321 for the year ending December 31, 2002 compared to $1,282,364 for 2003. The increase of $447,043 was due to the Company engaging various consultants as it attempts to reestablish its business. The consultants were paid primarily in shares of the Company's common stock options and warrants. The value of the shares issued in 2002 was $140,607 compared to $695,423 in 2003.

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

     The Company had interest expense of $343,414 for the year ended December 31, 2002 compared to $174,032 for 2003. The interest is accrued on the Company's unpaid accounts payable and accrued expenses. The decrease in interest expense was the result of the Company being relieved of the obligation to pay approximately $2,220,782 of these debts due to passing of the 4 year collection period under the applicable Texas statute of limitations. In 2002 the Company converted $877,073 of its debt to 6,521,980 shares of common stock and recorded a gain of $2,250 on the release of debt.

     Liquidity

     During the year ended December 31, 2002, the Company used cash of $159,434 in its operations compared to $257,723 in 2003. The Company received $175,000 cash from the sale of its common stock in 2002 compared to $250,000 in 2003. The Company received $46,000 in loans in 2003 compared to $-0- in 2002. The Company repaid $53,746 of these loans in 2003.

The Company had cash on hand of $15,566 as of December 31, 2002 and $97 at December 31, 2003.

     Plan of Operations

     The Company ceased operations in 1999 and was inactive until the second quarter of 2002. Management believes that it will require approximately $1,000,000 of additional operating capital in order for the Company to revive its operations. The Company is seeking additional capital through placements of its common stock or debt. There is no guarantee that such capital will be available or that if available will be on terms acceptable to the Company.

     The Company plans to use the funds to research and develop improvements to its products, to purchase additional businesses, and to hire additional employees in 2004.

Item 7.     Financial Statements.

     The financial statements filed as a part of this report include:

     Index to Consolidated Financial Statements..........................F-2
     Report of Independent Certified Public Accountants..................F-3
     Consolidated Balance Sheet as of December 31, 2003 .................F-4
     Consolidated Statements of Operations for the years ended
       December 31, 2003 and 2002, and the period from
       inception(October 4, 1993) through December 31, 2003..............F-5
     Consolidated Statements of Stockholders' Equity for the period from inception (October 4, 1993) through December 31, 2003........F-6
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2003 and 2002, and the period from
       inception (October 4, 1993) through December 31, 2003............F-14
     Notes to Consolidated Financial Statements.........................F-16


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               None.

Item 8A.

     (a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Gary F. Kimmons, and Chief Financial Officer, Gary F. Kimmons, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Kimmons believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

     (b)  Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.

     See Item 11 for information on the beneficial ownership of the Company's securities.

     (a)    Identity of Directors and Executive Officers.

     Name                Age   Position
     ------------------------------------------------------------------
     Gary F. Kimmons     53    Chairman of the Board, President
                               and Chief Executive Officer and Chief
                               Financial Officer
     Dick Meador         54    Director
     Kathryn Kimmons     50    Director and Secretary

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

     GARY F. KIMMONS, Age 53, has served as chairman of the board of the Company since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer of the Company since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

     DICK MEADOR, age 54, currently serves as Director of Operations for Whataburger, Inc., a large regional service provider in the food and beverage industry. Mr. Meador has been an employee there for 16 years, during which time he has distinguished himself as a top performer. Mr. Meador brings to the Board significant expertise in the management of corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity.

     KATHRYN KIMMONS, age 50, currently serves as the Secretary and a Director to the Company. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own successful entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is uniquely talented in small business management, merchandising presentation, creative retail project implementation, interior design and display, retail buying, and effective sales and marketing.

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

     Involvement in Certain Legal Proceedings.

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

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2003, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements, although the following Form 4 reports were filed late by certain officers and directors:

     1. On November 17, 2003, the Kimmons Family Partnership, Ltd. made a gift of 95,500 shares of the Company's common stock and Gary F. Kimmons made a gift of 181,780 shares of the Company's common stock. The transactions were reported in a Form 4 report filed late on December 12, 2003.

     2. On March 24, 2003, Kathryn Kimmons filed a Form 4 report late for February 2003 to report the indirect beneficial ownership of securities owned and acquired by her husband, Gary F. Kimmons.

     3. On March 20, 2003, Gary F. Kimmons filed a Form 4 report late to report his acquisition of 588,235 shares which occurred on February 17, 2003.

     4.   On March 10, 2003, Dick Meador filed a Form 5 report late.

     5. On March 3, 2003, Gary F. Kimmons filed a Form 4 report late to report his acquisition of a warrant on January 31, 2003.

     6.   On March 3, 2003, Gary F. Kimmons filed a Form 5 report late.

     7. On March 3, 2003, Gary F. Kimmons filed a Form 4 report late to report gifts of common stock made by the Kimmons Family Partnership, Ltd. which occurred on November 4 and November 5, 2002.

     8. On March 3, 2003, Gary F. Kimmons filed a Form 4 report late to report the acquisition of 7,600,000 shares of the Company's common stock by the Kimmons Family Partnership, Ltd. which occurred on September 26, 2002.

     9. On March 3, 2003, Gary F. Kimmons filed a Form 4 report late to report a gift of common stock made by the Kimmons Family Partnership, Ltd. which occurred on August 30, 2002.

     10.  On March 3, 2003, Kathryn Kimmons filed a Form 5 report late.


Item 10.    Executive Compensation.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                        SUMMARY COMPENSATION TABLE
                       ---------------------------

                                                        Long Term Compensation
                                                      --------------------------
                               Annual Compensation       Awards          Payouts
                          --------------------------- ----------------- --------
                                                                 Secur-         All
                                            Other                ities    ($)   Other
Name and         Year or                    Annual    Restricted Under-   LTIP  Compen-
Principal        Period   Salary     Bonus  Compen-   Stock      lying    Pay-  sation
Position         Ended    ($)        ($)    sation($) Awards     Options  outs  ($)
(a)              (b)      (c)        (d)    (e)       (f)        (g)(#)   (h)   (I)
---------------  -------  ---------- -----  --------- ---------- -------  ----  --------
Gary F.
Kimmons (1)(2)   2003     $ 240,000     0   $      0        0        0     0     0
President, CEO   2002     $ 240,000     0   $      0        0        0     0     0
and Director     2001     $ 240,000     0   $      0        0        0     0     0

Kathryn Kimmons  2003     $       0     0   $      0        0        0     0     0
Director and     2002     $       0     0   $      0        0        0     0     0
Secretary        2001     $       0     0   $      0        0        0     0     0

Dick Meador(3)   2003     $       0     0   $ 36,750        0        0     0     0
Director         2002     $       0     0   $ 17,500        0        0     0     0
                 2001     $       0     0   $      0        0        0     0     0
_____________________

     (1) Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

     (2) In 2003, Mr. Kimmons received a base salary of $240,000, $118,760.41 of which was paid in cash, $20,000 of which was paid through the issuance of warrants to acquire 80,000 shares of common stock exercisable at $0.35 per share until December 31, 2007, and $101,239.59 of which was paid on March 25, 2004 in the form of 8,230,861 shares of restricted common stock issued to Mr. Kimmons at a price of $0.0123 per share. In 2002, Mr. Kimmons received a base salary of $240,000, $130,000 of which was paid through the issuance of 1,300,000 post-reverse split adjusted restricted shares of common stock and $110,000 of which was paid in 2003 in the form of a warrant entitling Mr. Kimmons to purchase 520,000 shares of common stock at a price of $0.35 per share. In 2001 Mr. Kimmons received a base salary of $240,000, which was accrued and paid in 2002 in the form of 2,400,000 restricted shares of common stock.

     (3) In 2003, Mr. Meador, a Director of the Company, received a common stock purchase warrant to purchase up to 300,000 shares of the Company's common stock exercisable at $0.08 per share for a period of seven years, which was valued at $24,000, and Mr. Meador also received 75,000 unregistered shares of common stock valued at $12,750. In 2002, Mr. Meador, a Director of the Company, received 175,000 post-reverse split adjusted restricted shares of common stock in consideration of director services valued at $17,500. Mr. Meador was not an officer or director of the Company in 2001 and did not receive any form of compensation during 2001.

     Employment Contracts

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

     Stock Options and Warrants

     During 1996 the Company adopted, and the board of directors approved, the 1995 Incentive Stock Option Plan ("1995 Plan"). Pursuant to the 1995 Plan, options to purchase shares of Common Stock may be granted to employees, officers, and directors of the Company. In June 1998, the board of directors approved an increase in the number of authorized options from 100,000 (post reverse-split adjusted) shares to 500,000 (post reverse-split adjusted) shares. Options granted under the 1995 Plan generally expire five to ten years after the date of grant.

     On February 1, 2003, the Board of Directors approved and adopted the GK Intelligent Systems, Inc, 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was established in order to provide a method whereby chosen key employees and persons providing services to the Company who are primarily responsible for the management and growth of the Company and who are expected to continue to make substantial contributions to the Company's future can be offered incentives. The number of common shares authorized under the 2003 Plan is ten million (10,000,000) and said shares will be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options for those options which do not meet the conditions of Section 422 of the Internal Revenue Code.

     On March 31,2004 the Board of Directors approved and adopted the GK Intelligent Systems, Inc. 2004 Stock Option Plan ( "2004 Plan") which became effective April 5, 2004. The 2004 Plan was established in order to provide a method to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of the Company's business through the issuance of options, stock purchase rights, other stock-based awards, and other benefits. Options granted under the 2004 Plan may be Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options. The number of common shares authorized under the 2004 Plan is thirty million (30,000,000).

     As of December 31, 2003, there were non-qualified stock options outstanding to purchase 3,000,000 shares of common stock, of which 2,000,000 were exercisable. As of December 31, 2003 there were also outstanding warrants to purchase 4,900,050 shares. For the fiscal year ended December 31, 2003, the Company did not maintain any long-term retirement or other benefit plan, except as described in this report.

     Non-Employee-Directors and Consultants Retainer Stock Plan

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

     Option Grants Table

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2003.

              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                    Number Of    % Of Total
                    Securities   Options
                    Underlying   Granted To   Exercise
                    Options      Employees    Or Base
                    Granted      In Fiscal    Price            Expiration
Name                (#)          Year(%)      ($/Sh)(1)        Date
------------------- ------------ ------------ ---------------- --------------
Gary Kimmons        3,600,000      92.3%      $0.018 to $0.35  (Note 1)
Kathryn Kimmons             0         0%         0                 0
Dick Meador           300,000       7.7%      $0.08            12/31/10
------------------- ------------ ------------ ---------------- -------------

     (1) In 2003, Gary Kimmons received the following options and/or warrants: (a) a warrant to purchase up to 520,000 shares at the exercise price of $0.35 per share exercisable until December 31, 2007, which represented part of Mr. Kimmons' compensation for 2002; (b) a warrant to purchase up to 80,000 shares at the exercise price of $0.35 per share exercisable until December 31, 2007; and (c) an option to purchase up to 3,000,000 shares at the exercise price of $0.18 per share which was granted to Mr. Kimmons in connection with his February 1, 2003 employment agreement, exercisable until February 1, 2013 (of which 2,000,000 shares are presently exercisable, and the balance shall become exercisable when the Company has raised a minimum of $500,000 in investment capital).

Option Exercise and Year End-Value Table

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2003, on a post-reverse split adjusted basis:


         AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND YEAR-END OPTION/SAR VALUE

                                             Number Of
                                             Securities             Value Of
                                             Underlying             Unexercised
                                             Unexercised            In-The-Money
                                             Options At             Options At
                                             Fy-End(#)              Fy-End($)(1)
                 Shares       Value     ---------------------------------------------
                 Acquired On  Realized      Exercisable (E)/        Exercisable (E)/
Name             Exercise(#)  ($)          Unexercisable (U)       Unexercisable (U)*
---------------- ------------ --------- -------------------------- ------------------
Gary Kimmons(1)       0        0        2,600,000(E)/1,000,000(U)   0(E)/0(U)
Dick Meador           0        0          300,000(E)/0(U)           0(E)/0(U)
Kathryn Kimmons       0        0                0(E)/0(U)           0(E)/0(U)
____________________


     * Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2003.

     (1) Includes warrants to purchase 600,000 shares of Company Common Stock exercisable at $0.35 per share, which were fully vested as of December 31, 2003. None of the warrants have been exercised, nor have any expired as of the date of this report.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a)    Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on April 9, 2004, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.


                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
------------------------------------------------------------------------------
Kimmons Family Partnership, Ltd.(2)......  6,832,360        16.48%
Gary F. Kimmons(2)(3).................... 23,253,720        51.61%
Kathryn Kimmons(4)....................... 23,253,720        51.61%
__________________

     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

     2. Mr. Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 6,832,360 shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 6,832,360 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 600,000 of these shares by virtue of warrants to purchase these shares, and (c) 3,000,000 of these shares by virtue of options to purchase these shares (options to purchase 2,000,000 of these shares have already vested, and the Company believes that options to purchase 1,000,000 of these shares shall vest during the next 60 days).

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     The address of all persons listed above is 2602 Yorktown Place, Houston, Texas 77056


     (b)    Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on April 9, 2004, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.


                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
------------------------------------------------------------------------------
Gary F. Kimmons(2)(3)..................... 23,253,720        51.61%
Kathryn Kimmons(4)........................ 23,253,720        51.61%
Dick Meador(5)............................    652,000         1.56%
All directors and executive
 officers (3 Persons)..................... 23,905,720        52.71%
__________________

     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

     2. Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 6,832,360 shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 6,832,360 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 600,000 of these shares by virtue of warrants to purchase these shares, and (c) 3,000,000 of these shares by virtue of options to purchase these shares (options to purchase 2,000,000 of these shares have already vested, and the Company believes that options to purchase 1,000,000 of these shares shall vest during the next 60 days).

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     5. Mr. Meador is deemed to own 300,000 of these shares by virtue of a warrant to purchase these shares.

     (c)    Changes in Control.

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

     There are certain contractual provisions which may deter an outside party from attempting to acquire control of the Company. Such provisions include:

     1. The Employment Agreement with Gary F. Kimmons. For a summary description of the Employment Agreement with Mr. Kimmons and its change in
control provisions, see Item 10 Executive Compensation   Employment Contracts
in this report.

     2. The Company's Non-Employee Directors and Consultants Retainer Stock Plan for the year 2003 provides that in the event of a change in control (as defined in the Plan) occurs, certain deferred stock accounts under the plan will be immediately credited with the amount and kind of shares that the holder would ordinarily have received at a later date, certain other adjustments may be made to reflect the effectiveness of the transaction, and the committee may adjust the plan. No shares have been issued and no deferred stock accounts have yet been credited under this Plan as of the date of this report.

     3. Both the Company's 2003 Stock Option Plan and 2004 Stock Option Plan have "change in control" or "transfer of control" provisions, which permit options to have accelerated or immediate vesting, and provide for certain other rights, in the event of a "change in control" or "transfer of control", as defined in the respective plans.

     (d)    Securities Authorized for Issuance Under Equity Compensation
Plans.

------------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
                   warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders           0                  0                    0
------------------------------------------------------------------------------
Equity
compensation plans
Not approved by
security holders(1)     7,900,050            $0.20                 0
------------------------------------------------------------------------------
Total                   7,900,050            $0.20                 0
------------------------------------------------------------------------------

        (1) Includes 900,000 shares issuable upon exercise of warrants held by officers and directors, 3,000,000 shares issuable upon exercise of options held by officers and directors, and 4,000,050 shares issuable upon exercise of the warrants held by 17 individuals.


Item 12.    Certain Relationships and Related Transactions.

     Transactions with Management and Others

     Since January 1, 2002, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, other than the following:

     1. On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 520,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of his accrued and unpaid salary totaling $110,000 ($20,000 a month, from July 15, 2002 through December 31, 2002). The warrant is immediately exercisable for a period of five (5) years and shall expire on December 31, 2007.

     2. On January 31, 2003, the Company authorized the issuance of a common stock purchase warrant to Gary F. Kimmons. This warrant is for the purchase of up to 80,000 shares of common stock at an exercise price of $0.35 per share as full and complete satisfaction of the accrued and unpaid salary totaling $20,000 ($20,000 a month, from January 1, 2003 through January 31,

          2003). The warrant is immediately exercisable for a period of five
          (5) years and shall expire on December 31, 2007.

     3. On February 1, 2002, the Board of Directors approved and adopted the GK Intelligent Systems, Inc., 2003 Stock Option Plan. The plan was established in order to provide a method whereby chosen key employees and persons providing services to the Company who are primarily responsible for the management and growth of the Company and who are expected to continue to make substantial contributions to the Company's future can be offered incentives. The number of common shares authorized under the plan are ten million (10,000,000) and said shares will be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options for those options which do not meet the conditions of
          Section 422 of the Internal Revenue Code.

     4. On February 1, 2003, the Company entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) January 31, 2006. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

     5. On February 11, 2003, the Board of Directors authorized the issuance of 75,000 unregistered common shares of the Company to Dick Meador in consideration for his director services to the Company through March 31, 2003.

     6. On February 17, 2003, the Company issued 588,235 unregistered shares of common stock to Gary F. Kimmons in consideration of the conversion of $100,000 of the unpaid balance due under the promissory note dated September 26, 2002 in the principal amount of $170,041.

     7. On March 31, 2003 the Company entered into a Director's Agreement to retain the services of Dick Meador as a member of the Board of Directors. Under the Agreement Mr. Meador will serve as a Director of the Company from April 1, 2003 through March 31, 2004 and will receive compensation of 300,000 restricted shares of common stock or options to purchase 300,000 restricted shares of common shares. As a result of this Agreement, Mr. Meador received a warrant on December 22, 2003 to purchase up to 300,000 shares of unregistered common stock exercisable at $0.08 per share until December 31, 2010.

     8. On April 1, 2003 the Board of Directors approved and adopted the Non Employee-Directors and Consultants Retainer Stock Plan for the Year 2003. The plan was established in order to provide a method whereby chosen directors and persons providing services to the Company may be offered incentives in addition to those presently available, and may be stimulated by increased personal involvement in the fortunes and success of the Company, thereby advancing the interests of the Company and its shareholders. The number of common shares authorized under the plan is two million (2,000,000).

     9. On March 31,2004, the Board of Directors approved and adopted the GK Intelligent Systems, Inc. 2004 Stock Option Plan ("2004 Plan") which became effective April 5,2004. The 2004 Plan was established in order to provide a method to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of the Company's business through the issuance of options, stock purchase rights, other stock-based awards, and other benefits. Options granted under the plan may be Incentive Stock Options as defined in Section 422 of the Internal Code or Non-Qualified Stock Options. The number of common shares authorized under the 2004 Plan is thirty million (30,000,000)

     10. For additional information concerning the compensation of executive officers and/or directors, refer to item 10 "Executive Compensation" of this report.

     Other Transactions and Material Contracts

     During 2003 and the first three months of 2004, The company entered into a large number of consulting agreements and two promissory notes for $26,000 and $20,000 respectively, With unrelated parties who are not officers, directors or 5% of layer shareholders of the company. Copies of these agreements are attached to this report as exhibits, and some are referred to in the footnotes to the company's financial statements.

     Parents of the Issuer.

     The Company has no parents, except to the extent that Gary F. Kimmons and the Kimmons Family Partnership, Ltd. may be deemed to be parents by virtue of their stock holdings. See the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Item 11 of this report.


Item 13.    Exhibits and Reports on Form 8-K.

     (a) List of Exhibits attached or incorporated by referenced pursuant to Item 601 of Regulation S-B.

Exhibit      Description
-------      -----------
3.1(1)       Certificate of Incorporation of the Company and Amendments
             thereto.
3.2(1)       By-laws of the Company;

3.3(2)       Amendment to Certificate of Incorporation
3.4(4)       Certificate of Amendment to Certificate of Incorporation
10.11(3)     Consulting Agreement with Berkshire Capital Management Co., Inc.
10.12(3)     Consulting and Finder's Fee Agreement with The Herman Group, L.P.
10.13(3)     Engagement Letter with Petty International Development Corp.
10.14(3)     Consulting Agreement with Ron Sparkman.
10.15(3)     Consulting Agreement with Rockne J. Horvath.
10.16(3)     Consulting Agreement with Stephen K. Carper.
10.17(3)     Consulting Agreement with Renee H. Ethridge.
10.18(3)     Consulting Agreement with Technical Objective, Inc.
10.19(3)     Debt Resolution Agreement with Gary F. Kimmons.
10.20(3)     Interim Compensation Agreement with Gary F. Kimmons.
10.21(3)     Amended and Restated Consulting Agreement with Dick Meador.
10.22(3)     Promissory Note to BDO Seidman LLP.
10.23(3)     Consulting Agreement with Alan S. Litvak.
10.24(3)     Promissory Note to Gary Kimmons.
10.25(5)     Marketing Agreement with BTH2
10.26(6)     Consulting Agreement with AfterpPlay Entertainment Inc. dated
             12/12/02
10.27(6)     Consulting Agreement with Suns Associates Group dated 12/13/02
10.28(6)     Non-Employee Director Agreement with Dick Meador dated 3/31/03
10.29(6)     Employment Agreement with Gary F. Kimmons dated 2/1/03
10.30(7)     GK Intelligent Systems, Inc. 2003 Stock Option Plan
10.31(7)     GK Intelligent Systems, Inc. Non-Employee Directors and
             Consultants Retainer Stock Plan for the Year 2003
10.32(8)     Financial Public Relations Agreement with Strategic
             Resources dated 4/24/03
10.33(8)     Settlement Agreement with Brewer & Pritchard dated 4/28/03
10.34(8)     Consulting Agreement with Sage Office Solutions dated 5/4/03
10.35(8)     Consulting Agreement with Donald Giebler dated 5/14/03
10.36(8)     Consulting Agreement with Benchmark Consulting dated 5/30/03
10.37(8)     Registration Rights Agreement with Benchmark Consulting
             dated 5/30/03
10.38(8)     Benchmark Consulting Warrant Dated 5/30/03
10.39(8)     Consulting Agreement with W. Andrew Stack dated 7/22/03
10.40(9)     Consulting Agreement with Gust C. Kepler dated 9/17/03
10.41(9)     Consulting Agreement with Wenthur & Chachas dated 9/17/03
10.42(10)    BMA Ventures, Inc. Agreement
10.43(11)    Distribution Agreement with NPI
10.44(12)    Consulting Services Agreement with Stanton, Walker & Company
10.45(12)    Consulting Agreement with Wenthur & Chachas dated 11/5/03
10.46(13)    GK Intelligent Systems, Inc. 2004 Stock Option Plan
10.47**      Non-Employee Director Agreement with Dick Meador dated 12/24/03
10.48**      Promissory Note to Deanna Slater dated 12/31/03
10.49**      Promissory Note to Joel Pickell dated 12/31/03
10.50**      Referral Fee Agreement with Michael Aczon dated 1/19/04
10.51**      Notice of Default and Termination Letter to NPI dated 2/5/04
10.52**      Consulting Agreement with Z.A. Consulting LLC (David Zazoff)
             dated 2/27/04
10.53**      Investor Relations Agreement with FOCUS Partners LLC dated
             3/12/04
10.54**      First Amendment to Consulting Services Agreement with Stanton,
             Walker & Company dated 3/29/04
10.55**      Consulting Agreement with Harvey Levin dated 3/26/04
10.56**      Consulting Agreement with Isabella Elliott dated 3/26/04
10.57**      Consulting Agreement with John Pearmann dated 3/26/04
10.58**      Consulting Agreement with Lisa L. Fincher dated 3/26/04
10.59**      Consulting Agreement with Ted Davis dated 3/2604
10.60**      Consulting Agreement with D. Scott Elliott dated 3/26/04

10.61**      Consulting Agreement with Linda Davis dated 3/26/04
21**         Subsidiaries
31.1**       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
     (1)     Filed as an exhibit to the Company's registration statement on
             Form 10-SB filed on January 24, 1997, and incorporated by reference herein.

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

     (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated by reference herein.

     (7) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on May 12, 2003, and incorporated by reference herein.

     (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, and incorporated by reference herein.

     (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on September 19, 2003, and incorporated by reference herein.

     (10) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, and incorporated by reference herein.

     (11) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on October 15, 2003, and incorporated by reference herein.

     (12) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on November 10, 2003, and incorporated by reference herein.

     (13) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on April 5, 2004, and incorporated by reference herein.

     **      Filed herewith.


     (b)    Reports on Form 8-K.

     The following current reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003:

     1. A current report on Form 8-K was filed on October 2, 2003 to report an item 5 event.
     2. A current report on Form 8-K was filed on October 15, 2003 to report an item 5 event.
     3. A current report on Form 8-K was filed on October 28, 2003 to report an item 5 event.
     4. A current report on Form 8-K was filed on October 28, 2003 to report an item 5 event.
     5. A current report on Form 8-K was filed on November 10, 2003 to report an item 5 event.


Item 14.     Principal Accountant Fees and Services.

     Independent Public Accountants

     The Company's independent accountants for the fiscal years ended December 31, 2003 and 2002 was HJ & Associates, LLC of Salt Lake City, Utah.

     (a) Audit Fees. During the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by HJ & Associates LLC, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $25,200 and $16,838, respectively.

     (b) Audit-Related Fees. During the fiscal years ended December 31, 2003 and 2002 our auditors, HJ & Associates LLC, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2003 and 2002.

     (d) Other Fees. During the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by HJ & Associates, LLC for services rendered, other than those described above, totaled $1,450 and $-0-, respectively.
These fees related primarily to review and input associated with the Company's registration statements filed with the U. S. Securities and Exchange Commission.

                            SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        GK Intelligent Systems, Inc.


         April 23, 2004
Dated: ______________________           /s/ Gary F. Kimmons
                                        ____________________________________
                                        By: Gary F. Kimmons
                                        Its: Chief Executive Officer and
                                        Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         /s/ Gary F. Kimmons
Date: April 23,2004                      _________________________________
                                         Gary F. Kimmons, Director



                                         /s/ Dick Meador
Date: April 23, 2004                     _________________________________
                                         Dick Meador, Director



                                         /s/ Kathryn Kimmons
Date: April 23, 2004                     _________________________________
                                         Kathryn Kimmons, Director

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

                         C O N T E N T S


Independent Auditors' Report..............................................F-3

Consolidated Balance Sheet................................................F-4

Consolidated Statements of Operations.....................................F-5

Consolidated Statements of Stockholders' Equity (Deficit).................F-6

Consolidated Statements of Cash Flows.....................................F-14

Notes to the Consolidated Financial Statements............................F-16

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------


To the Board of Directors
GK Intelligent Systems, Inc. and Subsidiaries
(A Development Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheet of GK Intelligent Systems, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on October 4, 1993, through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period from inception on October 4, 1993 through December 31, 1998 were audited by other auditors whose report dated September 10, 1999 expressed an unqualified opinion on those statements with an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period October 4, 1993 (inception) through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GK Intelligent Systems, Inc. and Subsidiaries (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on October 4, 1993, through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's deficit in working capital, recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 21,2004

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS
                              ------
                                                            December 31,
                                                                2003
                                                          ---------------
CURRENT ASSETS

  Cash                                                    $           97
  Prepaid expenses                                                 6,476
                                                          ---------------

    Total Current Assets                                           6,573
                                                          ---------------
COMPUTER SOFTWARE (Note 2)                                             -
                                                          ---------------

    TOTAL ASSETS                                          $        6,573
                                                          ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable (Note 5)                               $      157,998
  Accrued liabilities (Note 6)                                   962,142
  Accrued liabilities - related parties (Note 7)                 442,628
  Notes payable (Note 3)                                         530,500
  Notes payable - related parties (Note 4)                       216,296
                                                          ---------------

    Total Current Liabilities                                  2,309,564
                                                          ---------------

    TOTAL LIABILITIES                                          2,309,564
                                                          ---------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
    preferred shares at $0.001 par value;
    no issued and outstanding                                          -
  Common stock authorized: 275,000,000
    common shares at $0.001 par value;
    27,562,104 shares issued and outstanding                      27,562
  Additional paid-in capital                                  40,574,178
  Unearned compensation                                         (135,000)
  Deficit accumulated during the development stage           (42,769,731)
                                                          ---------------

    Total Stockholders' Equity (Deficit)                      (2,302,991)
                                                          ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $        6,573
                                                          ==============


      The accompanying notes are an integral part of these consolidated financial statements.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                                 From
                                               For the           Inception
                                             Years Ended         on October 4,
                                             December 31,        1993 through
                                     --------------------------- December 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
REVENUES                             $          -  $          -  $    100,156

Cost of sales                                   -             -        29,961
                                     ------------- ------------- -------------

  Gross margin                                  -             -        70,195
                                     ------------- ------------- -------------
EXPENSES

  Depreciation and amortization                 -             -     3,458,369
  Loss on disposal of fixed assets              -             -     1,385,199
  Impairment loss on software                   -             -     1,308,520
  General and administrative            1,282,364       835,321    37,297,027
                                     ------------- ------------- -------------

    Total Costs and Expenses            1,282,364       835,321    43,449,115
                                     ------------- ------------- -------------

LOSS BEFORE OTHER EXPENSE              (1,282,364)     (835,321)  (43,378,920)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense and loan
    discount fees                        (174,032)     (343,414)   (1,567,982)
  Gain on release of debt               2,220,782         2,250     2,296,035
  Gain on extinguishment of deb            60,788             -        60,788
  Interest income                               -             -         7,663
                                     ------------- ------------- -------------
    Total Other Income (Expense)        2,107,538      (341,164)      796,504
                                     ------------- ------------- -------------

INCOME(LOSS) BEFORE INCOME TAX EXPENSE    825,174    (1,176,485)  (42,582,416)

INCOME TAX EXPENSE                              -             -             -
                                     ------------- ------------- -------------

NET INCOME (LOSS)                         825,174    (1,176,485)  (42,582,416)

DIVIDENDS ON PREFERRED STOCK                    -             -      (187,315)
                                     ------------- ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                 $    825,174  $ (1,176,485) $(42,769,731)
                                     ============= ============= =============

BASIC INCOME (LOSS) PER SHARE        $       0.03  $      (0.07)
                                     ============= =============
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    24,058,866    16,458,471
                                     ============= =============

FULLY DILUTED INCOME(LOSS) PER SHARE $       0.03  $      (0.07)
                                     ============= =============
FULLY DILUTED WEIGHTED AVERAGE
 NUMBER SHARES OUTSTANDING             30,958,916    16,458,471
                                     ============= =============

      The accompanying notes are an integral part of these consolidated financial statements.



                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Initial capitalization
 by Company president         -  $         -    637,500  $     638  $     5,737  $         -  $         -  $          -

Shares issued in
 connection with
 reverse merger               -            -     96,328         96          (96)           -            -             -

Series A preferred
 shares issued in
 connection with
 acquisition of
 software               883,333    3,389,432          -          -            -            -            -             -

Shares issued in
 private placement
 at prices ranging
 from $5.00 to
 $30.00 per share
 (net of commissions
 of $95,180)                  -            -     90,880         91    1,124,504            -            -             -

Shares issued to
 Company president
 for services rendered        -            -     33,258         33      236,721            -            -             -

Shares issued for
 professional services
 rendered                     -            -     28,396         28      339,246            -            -             -

Shares issued in
 settlement of debt           -            -     25,000         25      471,232            -            -             -

Net loss from inception
 on October 4, 1993
 through May 31, 1996         -            -          -          -            -            -            -    (2,672,906)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance May 31, 1996    883,333    3,389,432    911,362        911    2,177,344            -            -    (2,672,906)

Shares issued in
 private placements
 at $8.75 and $10.00
 per share (net of
 commissions of $61,306)      -            -    237,164        237    1,804,269            -            -             -

Shares issued to Company
 president and employees
 for services rendered        -            -     29,611         30      706,982            -            -             -

Shares issued for
 professional services
 rendered and operating
 expenses                     -            -     50,865         51      941,123            -            -             -
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward         883,333  $ 3,389,432   1,229,002 $   1,229  $ 5,629,718  $         -  $         -  $ (2,672,906)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------


The accompanying notes are an integral part of these consolidated financial statements.





                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward          883,333 $ 3,389,432   1,229,002 $   1,229  $ 5,629,718  $         -  $         -  $ (2,672,906)

Warrants issued
 to employees                  -           -           -         -       56,040            -            -             -

Warrants issued
 for professional
 services rendered             -           -           -         -      290,596            -            -             -

Net loss for the year
 ended May 31, 1997            -           -           -         -            -            -            -    (9,528,473)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance, May 31, 1997    883,333   3,389,432   1,229,002     1,229    5,976,354            -            -   (12,201,379)

Shares issued in
 private placements
 at prices ranging
 from $4.00 to
 $15.00 per share              -           -     813,629       814    7,536,188            -            -             -

Shares issued for
 exercise warrants
 at $10.00 per share           -           -      15,850        16      158,484            -            -             -

Shares issued to
 Company president
 and employees for
 services rendered             -           -     197,614       197    2,818,899            -            -             -

Shares issued
 for professional
 services rendered             -           -     561,836       562    4,999,242            -            -             -

Warrants and options
 issued to Company
 president and employees
 for services rendered         -           -           -         -      102,349            -            -             -

Warrants and options
 issued for professional
 services rendered             -           -           -         -      576,313            -            -             -

Dividends on Series
 A preferred stock             -     132,500           -         -            -            -            -      (132,500)

Net loss for the year
 ended May 31, 1998            -           -           -         -            -            -            -    (5,881,798)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance, May 31, 1998    883,333 $ 3,521,932   2,817,931 $   2,818  $22,167,829  $         -  $         -  $(18,215,677)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------



The accompanying notes are an integral part of these consolidated financial statements.








                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance May 31, 1998     883,333 $ 3,521,932   2,817,931 $   2,818  $22,167,829  $         -  $         -  $(18,215,677)

Shares issued in private
 placement at $20.00
 per share (net of
 commissions of $93,090)       -           -     155,151       155    3,009,760     (779,900)           -             -

Shares issued for
 exercise of warrants
 and options at $-0-,
 $3.10, $9.40, and
 $10.00 per share              -           -      88,496        88      319,010            -            -             -

Shares issued to
 director for
 professional services         -           -     100,000       100    1,624,900            -   (1,001,096)            -

Warrants and options
 issued for professional
 services                      -           -           -         -    5,682,999            -   (4,483,435)            -

Dividends on Series A
 preferred stock               -      54,815           -         -            -            -            -       (54,815)

Shares issued to
 convert preferred
 stock                  (883,333) (3,576,747)     91,456        92    3,576,655            -            -             -

Net loss for the
 seven months ended
 December 31, 1998             -           -           -         -            -            -            -    (7,926,000)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 1998             -           -   3,253,034     3,253   36,381,153     (779,900)  (5,484,531)  (26,196,492)

Shares issued at
 $20.00 per share for
 cash on March 31, 1999        -           -      12,500        12      249,988            -            -             -

Shares issued at
 $20.00 per share for
 cash on March 31, 1999        -           -       1,000         1       19,999            -            -             -

Shares issued for
 exercise of warrants
 on April 1, 1999              -           -       6,025         6          596            -            -             -
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward                - $         -   3,272,559 $   3,272  $36,651,736  $  (779,900) $(5,484,531) $(26,196,492)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------








The accompanying notes are an integral part of these consolidated financial statements.








                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward                -  $        -   3,272,559 $   3,272  $36,651,736  $  (779,900) $(5,484,531) $(26,196,492)

Shares issued for
 conversion of debt
 at $0.13 per share
 on December 10, 1999          -           -   3,750,000     3,750      495,582            -            -             -

Amortization
 of deferred
 professional fees             -           -           -         -            -            -    5,484,531             -

Payment received
 on common stock
 subscription                  -           -           -         -            -      779,900            -             -

Additional shares
 issued to reconcile
 to transfer agent             -           -         500         1           (1)           -            -             -

Warrant and options
 issued for professional
 services rendered             -           -           -         -      217,124            -            -             -

Debt issued with
 beneficial conversion
 features                      -           -           -         -      103,068            -            -             -

Additional
 paid-in-capital
 contributed
 to the Company                -           -           -         -       45,314            -            -             -

Net loss for the year
 ended December 31, 1999       -           -           -         -            -            -            -   (14,526,409)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 1999             -           -   7,023,059     7,023   37,512,823            -            -   (40,722,901)

Net loss for the year
 ended December 31, 2000       -           -           -         -            -            -            -      (917,709)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
December 31, 2000              -           -   7,023,059     7,023   37,512,823            -            -   (41,640,610)

Shares issued
 for deferred
 professional fees             -           -   1,200,000     1,200       10,800            -      (12,000)            -

Amortization
 of deferred
 professional fees             -           -           -         -            -            -        9,000             -

Net loss for the year
 ended December 31, 2001       -           -           -         -            -            -            -      (777,810)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 2001             - $         -   8,223,059 $   8,223  $37,523,623  $         -  $    (3,000) $(42,418,420)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------



The accompanying notes are an integral part of these consolidated financial statements.




                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 2001             - $         -   8,223,059 $   8,223  $37,523,623  $         -  $    (3,000) $(42,418,420)

Common stock issued
 in April 2002 for
 conversion of debt at
 $0.10 to $0.50 per share      -           -   6,475,000     6,475      796,168            -            -             -

Common stock issued
 in March and April
 2002 for services at
 $0.005 to $0.10 per share     -           -   2,775,000     2,775      265,225            -     (268,000)            -

Common stock issued in
 June 2002 for services
 at $0.10 per share            -           -   2,250,000     2,250      222,750            -     (165,000)            -

Common stock issued
 October 2002 for
 conversion of debt
 at $1.58 per share            -           -      46,980        47       74,382            -            -             -

Common stock issued
 in December 2002 for
 services at $0.22 to
 $0.25 per share               -           -     325,000       325       80,282            -            -             -

Common stock issued
 for cash in December
 2002 at $0.25 per share       -           -     700,000       700      174,300            -            -             -

Amortization of
 deferred compensation         -           -           -         -            -            -      389,100             -

Net loss for the year
 ended December 31, 2002       -           -           -         -            -            -            -    (1,176,485)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 2002             - $         -  20,795,039 $  20,795  $39,136,730  $         -  $   (46,900) $(43,594,905)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------





The accompanying notes are an integral part of these consolidated financial statements.





















                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 2002            -  $         -  20,795,039 $  20,795  $39,136,730  $         -  $   (46,900) $(43,594,905)

Warrants issued for
 conversion of debt
 in January 2003              -            -           -         -      130,000            -            -             -

Common stock issued
 in February 2003 for
 services at $0.17 and
 $0.12 per share              -            -     275,000       275       42,475            -            -             -

Common stock issued in
 February 2003 for
 conversion of debt at
 $0.17 per share              -            -     588,235       588       99,412            -            -             -

Common stock issued in
 March 2003 for services
 at $0.16 per share           -            -     520,000       520       82,680            -            -             -

Amortization of
 unearned compensation        -            -           -         -            -            -       46,900             -

Common stock issued in
 April 2003 for cash at
 $0.25 per share              -            -     550,000       550      136,950            -            -             -

Common stock issued in
 April 2003 for services
 at $0.15 per share           -            -     100,000       100       14,900            -            -             -

Common stock issued in
 May 2003 for the
 conversion of debt and
 for services at $0.15
 per share                    -             -    500,000       500       74,500            -            -             -

Common stock issued
 in June 2003 for
 conversion of debt
 at $0.18 per share           -             -     33,000        33        5,907            -            -             -
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward               -  $          - 23,361,274 $  23,361  $39,723,554  $         -  $         -  $(43,594,905)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------







The accompanying notes are an integral part of these consolidated financial statements.


                                       F-11











                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward                - $         -  23,361,274 $  23,361  $39,723,554  $         -  $         -  $(43,594,905)

Common stock issued
 in June 2003 for
 services at $0.16
 per share                     -           -     805,000       805      127,995            -            -             -

Common stock issued
 in July 2003 for cash
 at $0.25 per share            -           -     350,000       350       87,150            -            -             -

Common stock issued
 in August 2003 for
 services at $0.15
 per share                     -           -     300,000       300       44,700            -            -             -

Common stock issued
 in September 2003 for
 services at $0.10 and
 $0.15 per share               -           -   1,400,000     1,400      198,600            -     (194,300)            -

Common stock issued in
 September 2003 for the
 conversion of debt at
 $0.17 per share               -           -     500,000       500       49,500            -            -             -

Common stock issued
 in October 2003 for
 services at $0.14 and
 $0.20 per share               -           -     750,000       750      119,250            -            -             -

Common stock issued in
 November 2003 for cash
 at $0.25 per share            -           -     100,000       100       24,900            -            -             -

Common stock issuances
 cancelled in November
 2003                          -           -  (1,910,000)   (1,910)     (23,690)           -            -             -
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward                - $         -  25,656,274 $  25,656  $40,351,959  $         -  $  (194,300) $(43,594,905)
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------





The accompanying notes are an integral part of these consolidated financial statements.


                                       F-12
















                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                           Deficit
                                                                                                           Accumulated
                            Preferred Stock       Common Stock       Additional                            During the
                       ---------------------- ---------------------   Paid-in    Subscription Unearned     Development
                         Shares      Amount     Shares      Amount    Capital    Receivable   Compensation Stage
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------

Balance Forward                - $         -  25,656,274 $  25,656  $40,351,959  $         -  $  (194,300) $(43,594,905)

Common stock issued
 in November 2003 for
 services at $0.10
 per share                     -           -   1,160,000     1,160      134,840            -            -             -

Common stock issued
 in December 2003 for
 services at $0.08 and
 $0.09 per share               -           -     745,830       746       63,379            -            -             -

Warrants issued as
 compensation to
 a director                    -           -           -         -       24,000            -            -             -

Amortization of
 unearned compensation         -           -           -         -            -            -       59,300             -

Net income for the year
 ended December 31, 2003       -           -           -         -            -            -            -       825,174
                       --------- ------------ ---------- ---------- ------------ ------------ ------------ -------------
Balance,
 December 31, 2003             - $         -  27,562,104 $  27,562  $ 40,574,178 $         -  $  (135,000) $(42,769,731)
                       ========= ============ ========== ========== ============ ============ ============ =============


















The accompanying notes are an integral part of these consolidated financial statements.


                                       F-13



















             GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                                                                             From
                                                           For the           Inception
                                                         Years Ended         on October 4,
                                                         December 31,        1993 through
                                                 --------------------------- December 31,
                                                      2003          2002     2003
                                                 ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $    825,174  $ (1,176,485) $(42,582,416)
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
   Depreciation and amortization                            -             -     3,458,369
   Loss on disposal of fixed assets                         -             -     1,385,199
   Impairment loss on software                              -             -     1,308,520
   (Gain) loss on release of debt                  (2,220,782)       (2,250)   (2,296,035)
   Gain on extinguishments of debt                    (60,788)            -       (60,788)
   Beneficial conversion on issuance of debt                -             -       103,068
   Amortization of unearned compensation              106,200       389,100     5,988,831
   Issuance of common stock, options and
     warrants for services                            695,423       140,607    13,902,842
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses             (6,476)            -        (6,476)
   Increase (decrease) in accounts payable
     and accrued expenses                              18,225       380,726     4,052,924
   Increase in accrued liabilities - related
     parties                                          385,301       108,868     1,483,105
                                                 ------------- ------------- -------------

     Net Cash Used by Operating Activities           (257,723)     (159,434)  (13,262,857)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software                                      -             -      (915,742)
  Purchase of fixed assets                                  -             -    (1,651,988)
  Organization costs                                        -             -       (78,745)
                                                 ------------- ------------- -------------

     Net Cash Used by Investing Activities                  -             -    (2,646,475)
                                                 ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                        250,000       175,000    14,049,829
  Proceeds from issuance of note payable               46,000             -     1,144,769
  Proceeds from issuance of notes payable -
    related parties                                         -             -       250,000
  Payments on notes payable                                 -             -      (306,637)
  Payments on notes payable - related party           (53,746)            -       (53,746)
  Receipt of subscription receivable                        -             -       779,900
  Capital contributed by the Company's president            -             -        45,314
                                                 ------------- ------------- -------------

     Net Cash Provided by Financing Activities        242,254       175,000    15,909,429
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                       (15,469)       15,566            97

CASH AT BEGINNING OF PERIOD                            15,566             -             -
                                                 ------------- ------------- -------------

CASH AT END OF PERIOD                            $         97  $     15,566  $         97
                                                 ============= ============= =============



         The accompanying notes are an integral part of these consolidated financial statements.



             GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
           Consolidated Statements of Cash Flows (continued)

                                                                             From
                                                           For the           Inception
                                                         Years Ended         on October 4,
                                                         December 31,        1993 through
                                                 --------------------------- December 31,
                                                      2003          2002     2003
                                                 ------------- ------------- -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                   $          -  $          -  $          -
  Interest                                       $      2,255  $     37,000  $     39,255

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for debt                   $     92,367  $     88,011  $    791,052
  Common stock issued for debt-related parties   $    212,125  $    789,062  $  1,001,187
  Common stock, options and warrants issued
   for services                                  $    695,423  $    140,607  $ 13,902,842
  Fixed assets distributed for debt              $          -  $          -  $     42,783




























         The accompanying notes are an integral part of these consolidated financial statements.

                                 F-15

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

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

In June 2002, the Company, which had been dormant for 3 years, commenced the process of reestablishing business operations. The Company is pursuing the further development of its software technology and adapting the software to current market needs in addition to pursuing other related business opportunities.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

a.  Business (Continued)

During 2003, the Company formed three new wholly-owned subsidiary companies, Smart One Learning Systems, Inc. (SOLS), Recording Artists Worldwide, Inc.
(RAWW) and True Baseball Club, Inc. (TBC) all for the purpose of providing various business opportunities and uses for the Company's software and products. As of December 31, 2003, none of these subsidiaries have conducted any formal business operations.

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

c. Income (Loss) Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted income (loss) per share calculations are not presented for year in which a loss is incurred as any stock equivalents are antidilutive in nature. The Company has included 6,900,050 of common stock equipments at December 31,2003, and has excluded 4,206,650 common stock equivalents at December 31, 2002.

                                                 For the Year Ended
                                                  December 31, 2003
                                    ----------------------------------------
                                       Income          Shares     Per Share
                                     (Numerator)   (Denominator)  Amount
                                    -------------- -------------- ----------
     Basic                          $     825,174     24,058,866  $    0.03
                                    ============== ============== ==========
     Fully Diluted                  $     825,174     30,958,916  $    0.03
                                    ============== ============== ==========

                                                  For the Year Ended
                                                  December 31, 2002
                                    ----------------------------------------
                                        Loss           Shares     Per Share
                                     (Numerator)   (Denominator)  Amount
                                    ------------- --------------- ----------
     Basic                          $ (1,176,485)     16,458,471  $   (0.07)
                                    ============= =============== ==========
     Fully Diluted                  $ (1,176,485)     16,458,471  $   (0.07)
                                    ============= =============== ==========

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002



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

e.  Principles of Consolidation

The consolidated financial statements presented are those of GK Intelligent Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

f.  Revenue Recognition

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

g.  New Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

..   SFAS No. 143, Accounting for Asset Retirement Obligations;
..   SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of
    Statement 13, and Technical Corrections;
..   SFAS No. 146, Accounting for Exit or Disposal Activities;
..   SFAS No. 147, Acquisitions of Certain Financial Institutions; and
..   SFAS No. 148, Accounting for Stock Based Compensation.
..   SFAS No.149, Amendment of Statement 133 on Derivative Instruments and
    Hedging Activities;
..   SFAS No.150, Accounting for Certain Financial Instruments with
    Characteristics of both Liabilities and Equity

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses
(EITF) were issued and adopted by the Company and had no impact on its financial statements.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

h.  Provision for Taxes

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                  2003         2002
                                             ------------- -------------
     Deferred tax assets:
       NOL Carryover                         $ 12,300,035  $ 13,424,757
       Related Party                               50,160             -
                                             ------------- -------------
                                               12,350,195    13,424,757
     Deferred tax liabilities:
       Deferred compensation                            -      (480,610)
       Related party                                    -      (110,045)

     Valuation allowance                      (12,350,195)  (12,834,102)
                                             ------------- -------------

     Net deferred tax asset                  $          -  $          -
                                             ============= =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                  2003          2002
                                             ------------- -------------
     Book income (loss)                      $    321,820  $   (458,975)
     Accrued compensation                               -         7,200
     Other                                            867             -
     Related party accruals                       (59,880)     (201,880)
     Stock for services                           271,215       191,950
     NOL Utilization                             (534,022)            -
     Valuation allowance                                -       461,705
                                             ------------- -------------

                                             $          -  $          -
                                             ============= =============

At December 31, 2003, the Company had net operating loss carryforwards of approximately $31,538,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

h.  Provision for Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

I.  Long-Lived Assets

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

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company had no advertising expense for the years ended December 31, 2003 and 2002.

k.  Cost of Revenues

Cost of revenues include materials such as diskettes, packaging and documentation as well as labor required to assemble the product.

l.  Inventories

Inventories are stated at the lower of cost (average cost) or net realizable value and consist principally of CD-ROM diskettes, jewel cases and product boxes. Net realizable value is the estimated selling price less all applicable selling costs. The Company had no inventory on hand at December 31, 2003.

m.  Computer Software Costs

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

m.  Computer Software Costs (Continued)

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

o.  Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 148, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NOTE 2 - COMPUTER SOFTWARE

Computer software costs were comprised of the following at December 31, 2003:

Cost of purchased software used to develop other software products:

      Training software technology                    $    444,833
      Carnot software technology                         3,389,432
      Other tools and product costs                        470,909
                                                      -------------
                                                         4,305,174

      Less accumulated amortization                     (2,996,655)
                                                      -------------

                                                         1,308,519

      Less impairment loss                              (1,308,519)
                                                      -------------
      Net Book Value                                  $          -
                                                      =============

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002


NOTE 2 - COMPUTER SOFTWARE (CONTINUED)

The Carnot software tools and languages were acquired on November 2, 1995 in exchange for the issuance of 883,333 shares of the Company's Series A preferred stock. The cost basis of the software was determined using the estimated fair market value of the preferred shares at the date the agreement was signed.

During 1999, the Company was unable to secure funding to continue marketing its software. The Company suspended operations in June 1999. Because of minimal sales in 1999 and no sales through January 2003 the Company determined that the software value has been fully impaired. The impairment loss recognized for the year ended December 31, 1999 was $1,308,520.


NOTE 3 - NOTES PAYABLE

At December 31, 2003, the Company had various unsecured notes payable totaling $530,500, bearing imputed interest rates from 10% to 18% per annum. These notes payable are due on demand.

Interest expense related to these notes payable for the years ended December 31, 2003 and 2002 was $56,610 and $38,250, respectively,


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2003, the Company had three unsecured notes payable   related
parties totaling $216,296 payable to an officer and directors of the Company bearing interest at 10% per annum. These notes payable-related parties are due on demand.

Interest expense related to these note payable   related parties for the years
ended December 31, 2003 and 2002 was $29,317 and $30,132, respectively.


NOTE 5 - ACCOUNTS PAYABLE

Accounts payable consists of normal trade and operating liabilities incurred since the Company recommenced operations in 2002. Accounts payable incurred prior to the Company ceasing its operations in June 1999 have been outstanding for periods exceeding the statute of limitations of 4 years and have been determined to be extinguishable and written off as of December 31, 2003. Accordingly, a gain of $1,100,753 has been recognized during the year ended December 31, 2003 on the release of these old accounts payable.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002



NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2003 consists of the following:

     Accrued interest                                   $     489,365
     Judgments                                                445,542
     Accrued payroll taxes                                     27,234
                                                        --------------
                                                        $     962,142
                                                        ==============

Accrued liabilities amounting to $1,120,029 originating prior to the Company ceasing its operations in June 1999 have been written off as of December 31, 2003 and have been included as part of the gain on release of debt on the same basis as accounts payable as discussed in Note 5.


NOTE 7 - ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities due to related parties at December 31, 2003 consists of accrued salary of $101,240 to the Company's President and CEO and accrued
interest on notes payable   related parties of $101,388 and a $240,000
severance obligation due to a former employee.


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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 9 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant amounts of cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. The Company also continues to pursue the development and marketing of its software to generate sales to cover the Company's working capital needs and software development expenditures. In addition, the Company anticipates entering into various arrangements with compatible operating business. There is no assurance that the Company will be successful in raising the needed capital or that there will be sales of its software.


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

On October 31, 2003, 11500 Northwest, L.P. commenced litigation against the Company. This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space never occupied by the Company. The Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, tenant improvements of $51,439, attorney's fees, costs and prejudgment interest. The Company intends to defend the lawsuit, and denies breach of the alleged lease agreement. The Company believes that the statute of limitations has extinguished some or all of the claims. The ultimate outcome of this action is not presently determinable.

On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount is included in accrued liabilities at December 31, 2003.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement
--------------------

On February 1, 2003, the Company entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of 110% of the closing market price on the date of grant. Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all
unvested warrants will become immediately vested and exercisable.   The
Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, or (3) January 31, 2006. The agreement defines a change of control as: (1) any person acquiring 30% of the Company or if Mr. Kimmons' voting rights are reduced to less than 30% of the outstanding shares, (2) if during a two year period, individuals who were on the board of directors (and any new directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

Consulting Agreements
---------------------

On September 17, 2003, the Company entered into a consulting agreement with an unrelated individual. Under the terms of the agreement, the individual will provide entertainment consulting to the Company for a term of 12 months through September 30, 2003. Compensation was in the form of 1,200,000 shares of common stock that were issued on September 30, 2003 and valued at $180,000. The $135,000 unearned portion has been included as unearned compensation in the consolidated financial statements.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements (Continued)
--------------------------------

On November 5, 2003, the Company entered into a Consulting Services Agreement with an unrelated organization. Under the Agreement, the organization shall provide advice and counsel regarding the Company's strategic business plans, strategy and negotiations with potential business strategic partnering, corporate planning and or other general business consulting needs as expressed by the Company. In addition to certain ongoing transaction fees which may be paid pursuant to the terms of the Agreement, the organization has received an initial signing and non-refundable fee of 900,000 shares of the common stock of the Company, which were issued on November 17, 2003 and December 10, 2003, and were valued collectively at $96,000.


NOTE 11 - STOCK OPTIONS AND WARRANTS

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

In addition, the Company periodically issues warrants to purchase common stock as an incentive, as compensation for services or settlement of debt to officers, directors, employees, and consultants.

 A summary of the status of the Company's outstanding incentive and compensation stock options warrants as of December 31, 2003 and 2002 and changes during the years ended December 31, 2003 and 2002 is presented below:

                                       2003                  2002
                              ----------------------- ----------------------
                                            Weighted              Weighted
                                            Average               Average
                                            Exercise              Exercise
                                 Shares      Price      Shares     Price
                              ------------ ---------- ---------- -----------
 Outstanding, beginning
  of year                         826,559  $    0.34    830,309  $     0.34
 Granted                        4,400,000       0.20          -        0.00
 Expired/Cancelled               (726,509)      0.34     (3,750)       1.25
 Exercised                              -          -          -           -
                              ------------ ---------- ---------- -----------

 Outstanding end of year        4,500,050  $    0.20    826,559  $     0.34
                              ============ ========== ========== ===========

 Exercisable                    3,500,050  $    0.21    826,559  $     0.34
                              ============ ========== ========== ===========

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

                              Outstanding                  Exercisable
                  ------------------------------------ ----------------------
                               Weighted
                  Number       Average       Weighted  Number       Weighted
                  Outstanding  Remaining     Average   Exercisable  Average
Range of          at Dec 31,   Contractual   Exercise  at Dec 31,   Exercise
Exercise Prices   2003         Life          Price     2003         Price
----------------- ------------ ------------- --------- ------------ ----------
   $   0.08           300,000      7.00      $   0.08      300,000  $    0.08
   $   0.18         3,500,000      7.94      $   0.18    2,500,000  $    0.18
   $   0.35           600,000      6.00      $   0.35      600,000  $    0.35
   $   0.50           100,000      4.80      $   0.50      100,000  $    0.50
   $  25.00                50      4.65      $  25.00           50  $   25.00
                  ------------ ------------- --------- ------------ ----------
                    4,500,050      7.55      $   0.20    3,500,050  $    0.21
                  ============ ============= ========= ============ ==========

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

Through December 31, 2003 the Company has sold 17 units or 1,700,000 shares of common stock and 3,100,000 warrants for total proceeds of $425,000.

NOTE 12 - GAIN ON RELEASE AND EXTINGUISHMENT OF DEBT

During 1999, the Company defaulted on various liabilities. Subsequently, the Company and the vendors settled for amounts less than the original liabilities. The original amount of the liabilities were $97,340. The amount of the liabilities after the settlement was $24,337. The difference of $73,003 was recognized as a gain on release of debt for the year ended December 31, 1999.

During 2002, the Company converted a note payable to equity for $50,000. On the date of conversion the note payable had accrued interest in the amount of $2,250. Only the principal balance was converted to equity with the accrued interest being forgiven. The $2,250 was recognized as a gain on release of debt for the year ended December 31, 2002.

During 2003, the Company converted an accounts payable amount of $91,728 to equity. On the date of conversion the stock had a market value of $5,940, therefore $85,788 was recorded as a gain on extinguishment of debt for the year ended December 31, 2003.

During 2003, the Company converted a second accounts payable amount of $25,000 to equity. On the date of conversion the stock had a market value of $50,000, therefore $25,000 was recognized as a loss on the extinguishment of debt for the year ended December 31, 2003.

As discussed in Notes 5 and 6, the Company had certain accounts payable and accrued liabilities that originated prior to the Company ceasing its operations in June of 1999 that have now been outstanding for periods exceeding the statute of limitations of 4 years and have been determined to be extinguishable and written off as of December 31, 2003, totaling $2,220,782.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                   December 31, 2003 and 2002

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company issued a total of 1,700,000 shares of common stock for services rendered and 12,195,122 shares of common stock for compensation to the Company's president and CEO.

Subsequent to December 31, 2003, the Company entered into consulting agreements consisting of business development, strategy, and planning services, with a number of different individuals resulting in the issuance of 11,916,666 shares of stock and 6,944,444 stock options and warrants. The Company also entered into a consulting agreement that will result in the Company issuing 1,500,000 shares of common stock payable quarterly along with $5,000 cash due at the beginning of each month, for the term of one year from the date of execution.

Subsequent to December 31, 2003, the Company agreed to issue stock to its former attorney as partial consideration of an accounts payable balance of $26,114.

In January 2004, Awalt Group, Inc. commenced litigation against the Company in the United States District Court, Southern District of Texas, Houston Division. This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Related services were rendered from May 26, 1998 through June 15, 1999. The Company has filed an answer and is defending the lawsuit and believes that the statute of limitations has extinguished the claim. The ultimate outcome of this action is not presently determinable.