Form 10QSB
period 2004-03-31
GK INTELLIGENT SYSTEMS INC
filed 2004-05-19
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period Ended: March 31, 2004; or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period _________ to __________


                 Commission File Number: 0-22057

                _________________________________


                   GK INTELLIGENT SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                                     76-0513297
 ______________________________                      _________________
(State or other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)


            2602 Yorktown Place, Houston, Texas 77056
        __________________________________________________
       (Address of principal executive offices) (Zip Code)


                          (713) 626-1504
        __________________________________________________
       (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the registrant's common stock, $0.001 par value, as of May 6, 2004, was 68,966,498.

    Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                   GK INTELLIGENT SYSTEMS, INC.

                      Report on Form 10-QSB

               For the Quarter Ended March 31, 2004

                              INDEX



                                                                    Page

Part I.  Financial Information
         Item 1. Financial Statements (unaudited)...................   3

                 Consolidated Balance Sheet ........................   4
                 Consolidated Statements of Operations .............   5
                 Consolidated Statements of Cash Flows..............   6
                 Notes to the Consolidated Financial
                 Statements ............. ..........................   8

         Item 2. Management's Discussion and Analysis
                 or Plan of Operation ..............................  11

         Item 3. Controls and Procedures ...........................  14

Part II. Other Information

         Item 1. Legal Proceedings .................................  14

         Item 2. Changes in Securities .............................  15

         Item 3. Defaults Upon Senior Securities ...................  16

         Item 4. Submission of Matters to a Vote of
                 Security Holders ..................................  16

         Item 5. Other Information .................................  16

         Item 6. Exhibits and Reports on Form 8-K ..................  18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.






                   GK INTELLIGENT SYSTEMS, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS
                              ------
                                                                March 31,
                                                                  2004
                                                              -------------
                                                               (Unaudited)
CURRENT ASSETS

  Cash                                                        $        617
                                                              -------------

    Total Current Assets                                               617
                                                              -------------

COMPUTER SOFTWARE, NET                                                   -
                                                              -------------

    TOTAL ASSETS                                              $        617
                                                              =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                            $    158,520
  Accrued liabilities                                              732,254
  Accrued liabilities - related parties                            312,167
  Stock subscription payable                                        25,000
  Notes payable                                                    195,000
  Notes payable - related parties                                        -
                                                              -------------

    Total Current Liabilities                                    1,422,941
                                                              -------------

    TOTAL LIABILITIES                                            1,422,941
                                                              -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000 preferred shares
   at $0.001 par value; -0- issued and outstanding                       -
  Common stock authorized: 275,000,000 common shares at
   $0.001 par value; 53,373,892 shares issued and outstanding       53,374
  Additional paid-in capital                                    41,518,702
  Unearned Compensation                                           (576,598)
  Accumulated deficit                                          (42,417,802)
                                                              -------------

    Total Stockholders' Equity (Deficit)                        (1,422,324)
                                                              -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $        617
                                                              =============

      The accompanying notes are an integral part of these consolidated financial statements.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                 From
                                            For the Three        Inception
                                             Months Ended        on October 4,
                                               March 31,         1993 through
                                     --------------------------- March 31,
                                            2004         2003    2004
                                     -------------- ------------ -------------
REVENUES                             $           -  $         -  $    100,156

Cost of sales                                    -            -        29,961
                                     -------------- ------------ -------------

  Gross margin                                   -            -        70,195
                                     -------------- ------------ -------------
EXPENSES

  Loss on disposal of fixed assets               -            -     3,458,369
  Depreciation and amortization                  -            -     1,385,199
  Impairment loss on software                    -            -     1,308,520
  General and administrative               489,642      308,435    37,786,669
                                     -------------- ------------ -------------

    Total Costs and Expenses               489,642      308,435    43,938,757
                                     -------------- ------------ -------------

LOSS BEFORE OTHER INCOME (EXPENSE)        (489,642)    (308,435)  (43,868,562)
                                     -------------- ------------ -------------
OTHER INCOME (EXPENSE)

  Interest income                                -            -         7,663
  Gain on release of debt                  871,090            -     3,167,125
  Gain on extinguishment of debt                 -            -        60,788
  Interest expense                         (29,519)     (83,304)   (1,597,501)
                                     -------------- ------------ -------------

    Total Other Income (Expense)           841,571      (83,304)    1,638,075
                                     -------------- ------------ -------------

INCOME (LOSS) BEFORE INCOME TAXES          351,929     (391,739)  (42,230,487)

INCOME TAXES                                     -            -             -
                                     -------------- ------------ -------------

NET INCOME (LOSS)                          351,929     (391,739)  (42,230,487)

DIVIDENDS ON PREFERRED STOCK                     -            -      (187,315)
                                     -------------- ------------ -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                 $     351,929  $  (391,739) $(42,417,802)
                                     ============== ============ =============
BASIC AND FULLY DILUTED INCOME
 (LOSS) PER SHARE                    $        0.01  $     (0.02)
                                     ============== ============
BASIC AND FULLY DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES OUTSTANDING    29,848,657   21,216,215
                                     ============== ============

      The accompanying notes are an integral part of these consolidated financial statements.




                GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                                    Since
                                                               For the Three        Inception
                                                                Months Ended        on October 4,
                                                                  March 31,         1993 through
                                                        --------------------------- March 31,
                                                               2004         2003    2004
                                                        -------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                       $     351,929  $  (391,739) $(42,230,487)
Adjustments to reconcile net income (loss) to net
 cash used by operating activities:
   Depreciation and amortization                                    -            -     3,458,369
   Loss on disposal of fixed assets                                 -            -     1,385,199
   Impairment loss on software                                      -            -     1,308,520
   Gain on release of debt                                   (871,090)           -    (3,167,125)
   Gain on extinguishments of debt                                  -            -       (60,788)
   Beneficial conversion on issuance of debt                        -            -       103,068
   Amortization of unearned compensation                       54,518       46,900     6,043,349
   Issuance of common stock, options, and warrants
     for services                                             330,201       60,626    14,233,043
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                      6,476            -             -
   Increase (decrease) in accounts payable and accrued
     expenses                                                 (70,943)     182,423     3,981,981
   Increase in accrued liabilities - related party            127,429       44,423     1,610,534
                                                        -------------- ------------ -------------

   Net Cash Used by Operating Activities                      (71,480)     (57,367)  (13,334,337)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of software                                             -            -      (915,742)
   Other capital expenditures                                       -            -    (1,651,988)
   Organization costs                                               -            -       (78,745)
                                                        -------------- ------------ -------------

   Net Cash Used by Investing Activities                            -            -    (2,646,475)
                                                        -------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in stock subscription payable                      25,000            -        25,000
   Proceeds from issuance of note payable                      47,000            -     1,191,769
   Common stock issued for cash                                     -      107,500    14,049,829
   Payments on notes payable                                        -            -      (306,637)
   Proceeds from issuance of notes payable - related party          -            -       250,000
   Payments on notes payable - related party                        -      (53,746)      (53,746)
   Receipt of subscription receivable                               -            -       779,900
   Capital contributed by the Company's president                   -            -        45,314
                                                        -------------- ------------ -------------

   Net Cash Provided by Financing Activities                   72,000       53,754    15,981,429
                                                        -------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH                                   520       (3,613)          617

CASH AT BEGINNING OF PERIOD                                        97       15,566             -
                                                        -------------- ------------ -------------

CASH AT END OF PERIOD                                   $         617  $    11,953  $        617
                                                        ============== ============ =============



The accompanying notes are an integral part of these consolidated financial statements.

                                      6

                GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (continued)
                                 (Unaudited)

                                                                                    Since
                                                               For the Three        Inception
                                                                Months Ended        on October 4,
                                                                  March 31,         1993 through
                                                        --------------------------- March 31,
                                                               2004         2003    2004
                                                        -------------- ------------ -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                          $           -  $         -  $          -
  Interest                                              $           -  $     2,255  $     39,255

Schedule of Non-Cash Financing Activities:

  Common stock issued for debt                          $           -  $         -  $    791,052
  Common stock issued for debt-related parties          $     150,000  $   102,125  $  1,151,187
  Common stock, options and warrants
    issued for services                                 $           -  $   170,626  $ 13,902,842
  Fixed assets distributed for debt                     $           -  $         -  $     42,783







The accompanying notes are an integral part of these consolidated financial statements.





          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2004 and December 31, 2003
                           (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS

Common Stock
-------------

In March 2004, the Company issued a total of 13,616,666 shares of common stock to unrelated parties for services rendered to date and in the future with a total value of $519,117 based on market value on the date of issuance. Of that amount $32,518 was expensed at March 31, 2004 with the remaining amount of $486,598 recognized as unearned compensation to be expensed in future periods as earned. In connection with three of these consulting agreements, the Company granted options to purchase the Company's common stock, 5,000,000 shares with an exercise price of $0.067 per share and 1,944,444 shares with an exercise price of $0.086 per share.

Also in March 2004, the Company issued a total of 12,195,122 shares of common stock to its president and CEO having a total value of $451,220 based on market value on the date of issuance. $144,019 of that value satisfied obligations outstanding to the Company's president and CEO with the remaining $307,201 recognized as additional compensation.

On April 2, 2004, the Company issued a total of 6,944,444 registered shares to consultants in connection with the exercise of options held by the three consultants.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2004 and December 31, 2003
                           (Unaudited)

NOTE 3 - SIGNIFICANT AND SUBSEQUENT EVENTS (Continued)

On April 22, 2004, the Company issued 395,659 common shares to an attorney to be applied against $26,113 of his outstanding fees.

On April 23, 2004, the Company issued 1,388,888 common shares in satisfaction of the stock subscription payable of $25,000.

On April 22, 2004, the Company issued 2,190,840 common shares in satisfaction of $93,000 of notes payable.

On April 22, 2004, the Company issued 1,272,726 common shares to a consultant for accrued services of $36,000.

On April 23, 2004, the Company issued 3,400,000 common shares to consultants valued at $0.0225 per share for services to be rendered.

NOTE 4 - RELEASE OF DEBT

The Company has certain accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding for some time. According to the Company's legal counsel, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of March 31, 2004, no such actions to enforce payment of the obligations have been filed. Accordingly, a total of $3,167,125 have been written off and a gain on release of debt recognized of which $871,090 and $0.00 has been recorded in the three months ended March 31, 2004 and 2003, respectively.

NOTE 5 - STOCK OPTIONS

During 1998, the Company established the "1998 Stock Option Plan" (the plan) to promote the interest of the Company and its shareholders by attracting and retaining exceptional employees and directors. Any employee, of the Company is eligible to be designated a participant. The Board of the Company has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares.

A summary of the status of the Company's outstanding stock options as of March 31, 2004 and December 31, 2003 and changes during the three months ended March 31, 2004 and the year ended December 31, 2003 is presented below:

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2004 and December 31, 2003
                           (Unaudited)




NOTE 5 - STOCK OPTIONS (Continued)

                                           March 31,         December 31,
                                             2004                2003
                                   --------------------- ---------------------
                                                Weighted             Weighted
                                                Average              Average
                                                Exercise             Exercise
                                   Shares       Price    Shares      Price
                                   ----------- --------- ----------- ---------
Outstanding, beginning of year       4,500,050 $    0.34    826,559  $   0.34
 Granted                             6,944,444      0.20  4,400,000      0.20
 Expired/Cancelled                           -      0.35   (729,509)     0.34
 Exercised                                   -         -          -         -
                                   ----------- --------- ----------- ---------

Outstanding end of year             11,444,494 $    0.20  4,500,050  $   0.20
                                   =========== ========= =========== =========

 Exercisable                        10,444,494 $    0.21  3,500,050  $   0.21
                                   =========== ========= =========== =========



                              Outstanding                  Exercisable
                  ------------------------------------ ----------------------

                               Weighted
                  Number       Average       Weighted  Number       Weighted
                  Outstanding  Remaining     Average   Exercisable  Average
Range of          at March 31, Contractual   Exercise  at March 31, Exercise
Exercise Prices   2004         Life - Years  Price     2004         Price
----------------- ------------ ------------- --------- ------------ ----------
$  0.07 - $ 0.09    7,244,444      1.68      $   0.07    7,244,444  $    0.07
$  0.18             3,500,000      7.69      $   0.18    2,500,000  $    0.18
$  0.35               600,000      5.75      $   0.35      600,000  $    0.35
$  0.50               100,000      4.55      $   0.50      100,000  $    0.50
$ 25.00                    50      4.20      $  25.00           50  $   25.00
                  ------------ ------------- --------- ------------ ----------

                   11,444,494      3.02      $   0.12   10,444,494  $    0.12
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

Through March 31, 2004 the Company has sold 17 units or 1,700,000 shares of common stock and 3,100,000 warrants for total proceeds of $425,000.

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

     Business Overview
     -----------------

     From inception (October 4, 1993) through March, 1999, the Company utilized funds obtained primarily through private placements of restricted common stock to acquire and develop core software technologies used in the creation of computer-based training products. The Company's first product, Around the Web in 80 Minutes, a CD-ROM based internet training course, was introduced at the COMDEX Fall '98 trade show in mid November 1998 and subsequently made available to consumers solely through direct sales beginning in late November 1998. During the first quarter of 1999, in an effort to align itself with established product distribution companies capable of serving major national retailers, the Company shifted emphasis from its direct sales approach to a distributor-based approach and engaged as its marketing representatives High Altitude Sales and Marketing, Inc. and Computer Generation. As a result, the Company in turn signed distribution agreements with Ingram Micro, Inc. and Tech Data Corporation in February and March 1999, respectively. Ingram Micro, Inc. distributes products and services to more than 115,000 resellers in 120 countries. Tech Data serves more than 100,000 value-added resellers and retail dealers in the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East.

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

     In the event that the Company contacts or is contacted by a private company or other entity which may be considering a merger with or into the Company, it is possible that the Company would be required to raise additional funds in order to accomplish the transaction. In order to pay Mr. Kimmon's salary and other general and administrative expenses such as accountants and attorneys fees, and for other general purposes, the Company anticipates that it will need to raise approximately $1,000,000 in additional funds during the next twelve months. The Company does not routinely expend any funds for the ownership or lease of property, as any routine activities are being conducted out of an office made available by the Company's President.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing, making the requisite filings with the Securities and Exchange Commission and paying general and administrative expenses and expenses associated with reviewing or investigating any potential business venture, or acquiring any potential business venture. In the event the Company borrows funds from a related party, it is anticipated that any related party loans made to the Company will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. Management may at its discretion raise any required funds through any private placement of "unregistered" and "restricted" securities or any public offering of its common stock.

     Results of Operations
     ---------------------

     The Company had no net revenues for the three months ended March 31, 2004 and 2003. The Company had operating expenses of $489,642 for the three months ended March 31, 2004 compared to $308,435 for the comparative period of 2003. The $181,207 increase was due primarily to the issuance of shares and options to consultants. The consultants are developing the Company's business plan and providing legal and accounting services. The Company paid $384,719 and $107,526 of these expenses through the issuance of common stock, options and warrants, in the three month periods ended March 31, 2004 and 2003, respectively.

     During the three months ended March 31, 2004, the Company experienced a gain on release of debt of $871,090. The Company experienced no gain on release of debt in the comparative period for 2003. The Texas Code provides, in part, that any action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. Approximately $871,090 of the Company's liabilities were written off during the three months ended March 31, 2004 due to the fact that the relevant statute of limitations now bars certain actions from being filed to enforce or collect such liabilities. Interest expense during the three months ended March 31, 2004 was $29,519, a decrease of $53,785 from the interest expense of $83,304 incurred in the three months ended March 31, 2003. The Company attributes the decrease in interest expense to the decrease in debt as described above.

     The Company earned net income of $351,929 during the three months ended March 31, 2004 compared to a net loss of $391,739 incurred in the three months ended March 31, 2003. The Company attributes its improvement in net income in the later period primarily to the $871,090 gain on release of debt experienced in the three months ended March 31, 2004. This gain on release of debt is a unique circumstance and is not part of the normal operations of the Company. The Company expects that additional debts will be removed from the Company's liabilities in the future as the four year statute of limitations is satisfied.

     Liquidity
     ----------

     During the three months ended March 31, 2004 and 2003, the Company used cash in operations of $71,480 and $57,367, respectively. The Company had cash on hand of $617 as of March 31, 2004 compared to $11,953 cash as of March 31, 2003. The Company received $47,000 cash proceeds from the issuance of notes payable and also received $25,000 cash proceeds from a stock subscription payable during the three months ended March 31, 2004. The State of Texas provides that any liabilities founded upon any contract obligation or an instrument in writing not brought within four years of the date incurred are not legally collectible. During the three months ended March 31, 2004, $871,090 of the Company's liabilities fell beyond this statute of limitations. Accordingly, the Company recorded a gain on the release of debt for this amount. The Company ceased operations in 1999 and was inactive in 2000 and 2001.

     The Company anticipates that it will need to raise approximately $1,000,000 in cash in the next twelve months to cover general and administrative expenses and other anticipated cash needs. The Company may seek to raise such needed funds through the sale of its shares of stock or by borrowing. No assurance can be given that the Company will be able to raise the necessary funds on terms acceptable to the Company if at all.

Item 3. Controls and Procedures.

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

Item 2. Changes in Securities.

     Recent Sales of Unregistered Securities
     ---------------------------------------

     On March 8, 2004, the Company issued 1,200,000 restricted shares of common stock to ZA Consulting LLC at a value of $0.06 per share for consulting services to be provided to the Company for 12 months following February 27, 2004 pursuant to a Consulting Agreement executed by the parties. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     On March 25, 2004, the Company issued 12,195,122 restricted shares of common stock to the Company's CEO, Gary F. Kimmons, at a value of $0.0123 per share for compensation. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the third quarter.

Item 5. Other Information.

     Registered Securities Issued During the Quarter Ended March 31, 2004
     --------------------------------------------------------------------

     During the three months ended March 31, 2004, the Company issued a total of 12,416,666 registered shares of its common stock pursuant to Form S-8 registration statements. A total of 500,000 of these shares were issued on March 5, 2004 to Gordon Jones for $23,000 of consulting services. The remaining 11,916,666 shares were issued on March 26, 2004 to the following seven consultants: (a) Harvey Levin was issued 222,222 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties, and he also received an option to purchase up to 2,500,000 shares at an exercise price of $0.06667 per share, exercisable on or before June 15, 2004; (b) Isabella Elliott was issued 2,550,000 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties; (c) Jon Pearman was issued 222,222 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties, and he also received an option to purchase up to 2,500,000 shares at an exercise price of $0.06667 per share, exercisable on or before June 15, 2004; (d) Lisa L. Fincher was issued 2,794,444 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties; (e) Ted Davis was issued 777,778 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties and he also received an option to purchase up to 1,944,444 shares at an exercise price of $0.08571 per share, exercisable on or before June 15, 2004; (f) D. Scott Elliott was issued 2,800,000 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties; and (g) Linda Davis was issued 2,555,000 shares valued at $0.0225 per share for consulting services to be provided over the following 12 months pursuant to a Consulting Agreement entered into by the parties.

     As explained under "Subsequent Events-Registered Securities Issued After March 31, 2004" below, the three options held by Harvey Levin (option for 2,500,000 shares), Jon Pearman (option for 2,500,000 shares) and Ted Davis (option for 1,944,444 shares) were fully exercised on April 2, 2004.

     Important Agreements
     --------------------

     During the first three months of 2004, the Company entered into a large number of consulting agreements and borrowed money from three parties signing three promissory notes for $25,000, $15,000 and $7,000 respectively, in favor of unrelated parties who are not officers, directors or 5% or larger shareholders of the Company. Copies of these agreements have either previously been filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, or they are attached to this report as exhibits.

     Subsequent Events
     -----------------

     Sales of Unregistered Securities After March 31, 2004. On April 22, 2004, the Company issued 433,316 restricted shares of common stock, at a conversion price of $0.06 per share, to Deanna Slater for the conversion of a loan in the principal amount of $26,000 Ms. Slater made to the Company on December 31, 2003. Also on April 22, 2004, the Company issued 212,121 restricted shares of common stock, at a price conversion price of $0.033 per share, to Deanna Slater for the conversion of a loan in the principal amount of $7,000 Ms. Slater made to the Company on March 31, 2004. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     On April 22, 2004, the Company issued 1,272,726 restricted shares of common stock to Deanna Slater, valued at $0.044 per share, for consulting services to the Company. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     On April 23, 2004, the Company issued 333,000 restricted shares of common stock, at a conversion price of $0.06 per share, to Joel Pickell for the conversion of a loan in the principal amount of $20,000 Mr. Pickell made to the Company on December 31, 2003. Also, on April 23, 2004, the Company issued 454,545 restricted shares of common stock, at a conversion price of $0.033 per share, to Joel Pickell for the conversion of a loan in the principal amount of $15,000 Mr. Pickell made to the Company on March 31, 2004. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     On April 23, 2004, the Company issued 757,575 restricted shares of common stock, at a conversion price of $0.033 per share, to Elaine Leonard for the conversion of a loan in the principal amount of $25,000 Ms. Leonard made to the Company on February 28, 2004. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     On April 23, 2004, D. Scott Elliott purchased 1,388,888 restricted shares of common stock for $25,000 cash. The securities were issued pursuant to exemptions from registration provided under Sections 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transaction and no commissions were paid.

     Registered Securities Issued After March 31, 2004. On April 2, 2004, three consultants of the Company exercised options which they received in connection with Consulting Agreements they have with the Company. Harvey Levin exercised an option for 2,500,000 shares at $0.06667 per share by executing a promissory note in favor of the Company for $166,666 which is due and payable on April 16, 2004. Jon Pearman exercised an option for 2,500,000 shares at $0.06667 per share by executing a promissory note in favor of the Company for $166,666 which is due and payable on April 24, 2004. Ted Davis exercised an option for 1,944,444 shares at $0.08571 per share by executing a promissory note in favor of the Company for $166,666 which is due and payable on April 30, 2004. The shares of the Company's common stock issued to Messrs. Levin, Pearman and Davis were registered on a Form S-8 registration statement.

     On April 22, 2004, the Company issued 395,659 shares of its common stock registered on a Form S-8 registration statement to Arne Ray (Ray & Associates) as payment of $13,056.75 of outstanding legal fees.

     On April 23, 2004, the Company issued 3,400,000 shares of its common stock registered on a Form S-8 registration statement to Richard P. Stanton (1,700,000 shares) and Richard H. Walker (1,700,000) shares for consulting services to be rendered pursuant to a Consulting Agreement between the Company and Stanton Walker & Company dated November 5, 2003.

     Important Agreements Entered into After March 31, 2004. Since March 31, 2004, the Company entered into one consulting agreement with Deanna Slater. Also, Harvey Levin, Jon Pearman and Ted Davis, who are not officers, directors or 5% or larger shareholders of the Company, executed promissory notes in favor of the Company in connection with the exercise of options to acquire shares of the Company's common stock, as explained above. Copies of these agreements are attached to this report as exhibits.

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

     10.46(13) GK Intelligent Systems, Inc. 2004 Stock Option Plan
     10.47(14) Non-Employee Director Agreement with Dick Meador dated 12/24/03 10.48(14) Promissory Note to Deanna Slater dated 12/31/03
     10.49(14) Promissory Note to Joel Pickell dated 12/31/03
     10.50(14) Referral Fee Agreement with Michael Aczon dated 1/19/04 10.51(14) Notice of Default and Termination Letter to NPI dated 2/5/04 10.52(14) Consulting Agreement with Z.A. Consulting LLC (David Zazoff)
               dated 2/27/04
     10.53(14) Investor Relations Agreement with FOCUS Partners LLC dated
               3/12/04
     10.54(14) First Amendment to Consulting Services Agreement with Stanton,
               Walker & Company dated 3/29/04
     10.55(14) Consulting Agreement with Harvey Levin dated 3/26/04
     10.56(14) Consulting Agreement with Isabella Elliott dated 3/26/04 10.57(14) Consulting Agreement with John Pearmann dated 3/26/04
     10.58(14) Consulting Agreement with Lisa L. Fincher dated 3/26/04 10.59(14) Consulting Agreement with Ted Davis dated 3/26/04
     10.60(14) Consulting Agreement with D. Scott Elliott dated 3/26/04 10.61(14) Consulting Agreement with Linda Davis dated 3/26/04
     10.62**   Promissory Note for $25,000 to Elaine Leonard Dated
               February 28, 2004
     10.63**   Promissory Note for $13,000 to Joel Pickell Dated March 31,
               2004
     10.64**   Promissory Note for $7,000 to Deanna Slater Dated March 31,
               2004
     10.65**   Promissory Note for $166,666 to the Company Dated April 2,
               2004 signed by Harvey Levin
     10.66**   Promissory Note for $166,666 to the Company Dated April 2,
               2004 signed by Jon Pearman
     10.67**   Promissory Note for $166,666 to the Company Dated April 2,
               2004 signed by Ted Davis
     10.68**   Consulting Agreement with Deanna Slater Dated May 13, 2004
     21(14)    Subsidiaries
     31.1**    Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
     31.2**    Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
     32.1**    Certification of Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
     32.2**    Certification of Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1) Filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 24, 1997, and incorporated by reference herein.

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

(14) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, and incorporated by reference.

**    Filed herewith.

     (b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the period covered by this report.

     Subsequent to the period covered by this report the Company filed a report on Form 8-K on April 9, 2004, to report an Item 5 "Other" event.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                  GK INTELLIGENT SYSTEMS, INC.

                                    /s/ Gary F. Kimmons
Dated: May 18, 2004             By_____________________________________
                                  Gary F. Kimmons
                                  President, Chief Executive Office and
                                  Chief Financial Officer