Form 10QSB
period 2004-06-30
GK INTELLIGENT SYSTEMS INC
filed 2004-08-18
CIK 1024095

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2004

                               OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

      For the transition period from _______ to __________


                  Commission file number 0-22057

                   GK INTELLIGENT SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

                  Delaware                       76-0513297
           ------------------------------     ------------------
          (State or other jurisdiction of       (IRS Employer
           incorporation  or organization)    Identification No.)

       2602 Yorktown Place, Houston, Texas            77056
       ---------------------------------------     ------------
      (Address of principal executive offices)     (Zip Code)


                          (713) 626-1504
                        -----------------
                   (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 16, 2004, the Issuer had outstanding 85,599,374 shares of its common stock, par value $0.001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS (unaudited).......................   2

                  Consolidated Balance Sheet ........................   3
                  Consolidated Statements of Operations .............   4
                  Consolidated Statements of Cash Flows..............   5
                  Notes to the Consolidated Financial Statements ....   7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION .............................................  10

     ITEM 3.  CONTROLS AND PROCEDURES................................  14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS......................................  14

     ITEM 2.  CHANGES IN SECURITIES..................................  15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................  15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS ...................................  15

     ITEM 5.  OTHER INFORMATION......................................  16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K......................  16







                 PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   GK INTELLIGENT SYSTEMS, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2004

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    Consolidated Balance Sheet

                              ASSETS
                                                               June 30,
                                                                2004
                                                            -------------
                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                      $    151,404
                                                            -------------

    Total Current Assets                                         151,404
                                                            -------------

  FIXED ASSETS, NET                                                2,945
                                                            -------------

    TOTAL ASSETS                                            $    154,349
                                                            =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                          $    172,251
  Accrued liabilities                                            745,633
  Accrued liabilities - related parties                          323,757
  Notes payable                                                  102,000
                                                            -------------

    Total Current Liabilities                                  1,343,641
                                                            -------------

    TOTAL LIABILITIES                                          1,343,641
                                                            -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock authorized: 10,000,000
     preferred shares at $0.001 par value;
     -0- issued and outstanding                                        -
  Common stock authorized: 275,000,000
     common shares at $0.001 par value;
     73,618,701 shares issued and outstanding                     73,619
  Additional paid-in capital                                  42,583,841
  Stock subscription receivable                                  (10,000)
  Unearned compensation                                         (558,372)
  Accumulated deficit                                        (43,278,380)
                                                            -------------

    Total Stockholders' Equity (Deficit)                      (1,189,292)
                                                            -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $    154,349
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


                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               From
                                                                                             Inception
                                   For the Three Months Ended   For the Six Months Ended   on October 4,
                                            June 30,                  June 30,             1993 through
                                  ---------------------------- ---------------------------    June 30,
                                        2004          2003          2004          2003         2004
                                  -------------- ------------- ------------- ------------- -------------

REVENUES                          $           -  $          -  $          -  $          -  $    100,156

Cost of sales                                 -             -             -             -        29,961
                                  -------------- ------------- ------------- ------------- -------------

   Gross margin                               -             -             -             -        70,195
                                  -------------- ------------- ------------- ------------- -------------
EXPENSES

  Loss on disposal of fixed assets            -             -             -             -     1,385,199
  Depreciation and amortization             264             -           264             -     3,458,633
  Impairment loss on software                 -             -             -             -     1,308,520
  General and administrative            816,805       392,194     1,306,774       700,629    38,603,476
                                  -------------- ------------- ------------- ------------- -------------

    Total Costs and Expenses            817,069       392,194     1,306,711       700,629    44,755,826
                                  -------------- ------------- ------------- ------------- -------------

LOSS BEFORE OTHER INCOME (EXPENSE)     (817,069)     (392,194)   (1,306,711)     (700,629)  (44,685,631)
                                  -------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Interest income                             -             -             -             -         7,663
  Gain on extinguishment of debt              -             -             -             -        60,788
  Loss on extinguishment of debt        (22,121)            -       (22,121)            -       (22,121)
  Gain on release of debt                     -     2,652,925       871,090     2,652,925     3,167,125
  Interest expense                      (21,388)      (30,683)      (50,907)     (113,987)   (1,618,889)
                                  -------------- ------------- ------------- ------------- -------------

    Total Other Income (Expense)        (43,509)    2,622,242       798,062     2,538,938     1,594,566
                                  -------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)                      (860,578)    2,230,048      (508,649)    1,838,309   (43,091,065)

DIVIDENDS ON PREFERRED STOCK                  -             -             -             -      (187,315)
                                  -------------- ------------- ------------- ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS              $    (860,578) $  2,230,048  $   (508,649) $  1,838,309  $(43,278,380)
                                  ============== ============= ============= ============= =============

BASIC INCOME (LOSS) PER SHARE     $       (0.11) $       0.10  $      (0.01) $      (0.09)
                                  ============== ============= ============= =============
BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                7,582,576    22,539,593    45,211,781    21,881,560
                                  ============== ============= ============= =============
FULLY DILUTED INCOME (LOSS)
 PER SHARE                        $       (0.11) $       0.08  $      (0.01) $      (0.07)
                                  ============== ============= ============= =============
FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARE OUTSTANDING          7,582,576    22,246,243    45,211,781    29,246,243
                                  ============== ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                             Since
                                                                                           Inception
                                                               For the Six Months Ended   on October 4,
                                                                       June 30,           1993 through
                                                              ---------------------------   June 30,
                                                                   2004         2003          2004
                                                              ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                             $   (508,649) $  1,838,309  $(43,091,065)
Adjustments to reconcile net income (loss) to net
 cash used by operating activities:
   Depreciation and amortization                                       264             -     3,458,633
   Loss on disposal of fixed assets                                      -             -     1,385,199
   Impairment loss on software                                           -             -     1,308,520
   Gain on release of debt                                        (871,090)   (2,652,925)   (3,167,125)
   (Gain) loss on extinguishment of debt                            22,121             -       (38,667)
   Beneficial conversion on issuance of debt                             -             -       103,068
   Amortization of unearned compensation                           232,824        46,900     6,221,655
   Issuance of common stock, options, and warrants for services    581,260       326,199    14,484,102
Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                           6,476             -             -
   Increase (decrease) in accounts payable and accrued expenses     (2,425)      230,803     4,050,499
   Increase in accrued liabilities - related party                 131,737        83,906     1,614,842
                                                              ------------- ------------- -------------

     Net Cash Used by Operating Activities                        (407,482)     (126,808)  (13,670,339)
                                                              ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software                                                   -             -      (915,742)
  Purchase of fixed assets                                          (3,209)            -        (3,209)
  Other capital expenditures                                             -             -    (1,651,988)
  Organization costs                                                     -             -       (78,745)
                                                              ------------- ------------- -------------

     Net Cash Used by Investing Activities                          (3,209)            -    (2,649,684)
                                                              ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in stock subscription payable                                 -        42,000       779,900
  Proceeds from issuance of note payable                            47,000             -     1,191,769
  Common stock issued for cash                                     514,998       137,500    14,564,827
  Payments on notes payable                                              -             -      (306,637)
  Proceeds from issuance of notes payable - related party                -             -       250,000
  Payments on notes payable - related party                              -       (53,746)      (53,746)
  Capital contributed by the Company's president                         -             -        45,314
                                                              ------------- ------------- -------------

     Net Cash Provided by Financing Activities                     561,998       125,754    16,471,427
                                                              ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                                    151,307        (1,054)      151,404

CASH AT BEGINNING OF PERIOD                                             97        15,566             -
                                                              ------------- ------------- -------------

CASH AT END OF PERIOD                                         $    151,404  $     14,512  $    151,404
                                                              ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.


                  GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                             Since
                                                                                           Inception
                                                               For the Six Months Ended   on October 4,
                                                                       June 30,           1993 through
                                                              ---------------------------   June 30,
                                                                   2004         2003          2004
                                                              ------------- ------------- -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                                $          -  $          -  $          -
  Interest                                                    $          -  $      2,255  $     39,255

Schedule of Non-Cash Financing Activities:

  Common stock issued for debt                                $    271,145  $    128,155  $  1,062,197
  Common stock, stock options and warrants
     issued for debt - related parties                        $          -  $    202,125  $  1,001,187
  Common stock, stock options and warrants
     issued for services                                      $    581,260  $    286,824  $ 14,484,102
  Fixed assets distributed for debt                           $          -  $          -  $     42,783
































The accompanying notes are an integral part of these consolidated financial statements.



          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Common Stock
------------

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

On April 12, 2004 the Company issued 6,944,444 common shares to various investors upon the exercise of options and conversions of notes payable.

On April 22, 2004, the Company issued 395,659 common shares to an attorney to be applied against his outstanding fees.

------------------------
On April 22, 2004, the Company issued 2,190,890 common shares in satisfaction of $93,000 of notes payable.

On April 22, 2004, the Company issued 1,272,726 common shares to a consultant for services.

On April 23, 2004, the Company issued 1,388,888 common shares in satisfaction of the stock subscription payable of $25,000.

On April 23, 2004, the Company issued 3,400,000 common shares to consultants for services.

On May 25, 2004, the Company issued 133,333 common shares to a consultant for services.

On June 6, 2004, the Company issued 3,250,000 common shares to consultants for future services.

On June 24, 2004, the Company issued 1,000,000 common shares to a vendor in order to pay-down an outstanding balance and prepay for additional future services.

On June 26, 2004 the Company issued 268,870 common shares to a consultant for services.

On July 16, 2004, the Company issued 8,025,211 restricted shares of common stock to Sunil Nariani in connection with the acquisition of Stellar Software Network.

On July 15, 2004, the Company authorized the issuance of 3,529,412 shares of common stock, issued in 12 monthly installments, to Sunil Nariani pursuant to a Consulting Agreement executed by the parties.

NOTE 4 - RELEASE OF DEBT

The Company has certain accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding for some time. According to the Company's legal counsel, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of June 30, 2004, no such actions to enforce payment of the obligations have been filed. Accordingly, a total of $3,167,125 has been written-off and a gain on release of debt recognized of which $871,090 and $2,652,925 has been recorded in the six months ended June 30, 2004 and 2003, respectively.

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

A summary of the status of the Company's outstanding stock options as of June 30, 2004 and December 31, 2003 and changes during the six months ended June 30, 2004 and the year ended December 31, 2003 is presented below:

                                           June 30,           December 31,
                                            2004                 2003
                                   --------------------- ---------------------
                                                Weighted             Weighted
                                                Average              Average
                                                Exercise             Exercise
                                   Shares       Price    Shares      Price
                                   ----------- --------- ----------- ---------
Outstanding, beginning of year      4,500,050  $   0.34     826,559  $  0.34
  Granted                           6,944,444      0.20   4,400,000     0.20
  Expired/Cancelled                  (500,000)     0.35    (729,509)    0.34
  Exercised                        (6,944,444)        -           -        -
                                   ----------- --------- ----------- ---------

Outstanding end of year             4,000,050  $   0.20   4,500,050  $  0.20
                                   =========== ========= =========== =========

 Exercisable                        4,000,050  $   0.21   3,500,050  $  0.21
                                   =========== ========= =========== =========




                              Outstanding                  Exercisable
                  ------------------------------------ ----------------------
                               Weighted
                  Number       Average       Weighted  Number       Weighted
                  Outstanding  Remaining     Average   Exercisable  Average
Range of          at June 30,  Contractual   Exercise  at June 30,  Exercise
Exercise Prices   2004         Life          Price     2004         Price
----------------- ------------ ------------- --------- ------------ ----------
   $   0.08           300,000      7.00      $   0.08      300,000  $    0.08
   $   0.18         3,500,000      7.94      $   0.18    2,500,000  $    0.18
   $   0.35           100,000      6.00      $   0.35      100,000  $    0.35
   $   0.50           100,000      4.80      $   0.50      100,000  $    0.50
   $  25.00                50      4.65      $  25.00           50  $   25.00
                  ------------ ------------- --------- ------------ ----------
                    4,000,050      7.55      $   0.20    3,000,050  $    0.21
                  ============ ============= ========= ============ ==========


On October 18, 2002, the Company issued a Private Placement Memorandum (PPM) to accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. This PPM was for 40 units with each unit consisting of 100,000 shares of common stock and a warrant to purchase up to 200,000 shares of common stock. Each warrant vests immediately and will be exercisable for a period of two years from the date of issuance. Each unit is being offered for $25,000 or $0.25 per share. Each warrant is exercisable at $0.35 per share.

Through June 30, 2004 the Company has sold 17 units or 1,700,000 shares of common stock and 3,400,000 warrants for total proceeds of $425,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2003 and a comparison of the results of operations for the three and six months ended June 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We are a micromarketing company that is leveraging our public status as well as advanced software technologies to offer a unique new form of personal service. In a world of fast developing personalized technology, we have developed a business model that leverages a new form of marketing called "permission marketing." We operate various emerging entertainment and technology subsidiaries with an emphasis in the music industry.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure regarding contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the periods covered by the financial statements. Our management routinely makes judgments and estimates regarding the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that we deem to be most important to the portrayal of our current financial condition and results
of operations.   Several of these critical accounting policies are as follows:

Amortization and Impairment of Software Costs
---------------------------------------------

Amortization is based on the estimated useful lives of the software applications (usually three years) and is computed using the straight-line method. Additionally, management reviews the net carrying value of all computer software on a regular basis. If the software is deemed to be damaged or obsolete, or if the carrying value of the software is otherwise deemed to be an inaccurate statement of the asset's true value, software costs are written-off in full to expense as of the date the assessment of obsolescence is made.

Research and Development
------------------------

We have elected to follow the policy of charging the costs of research and development to expense as incurred.

Advertising
------------

We have elected to follow the policy of charging the costs of advertising to expense as incurred.

Common Stock Issued for Services and Debt
-----------------------------------------

Due to the periodic shortage of liquid funds available to us, we have at times deemed it beneficial to us to issue common stock for services and/or debt, as an alternative to paying cash for these items. Management has elected to follow the policy of valuing the common shares issued at the market value on the date of issuance. Any differences between the value of the common stock and the value of the debt satisfied through the issuance of common stock are posted to "gain/loss on extinguishment of debt" on the date of issuance.

PLAN OF OPERATION

We are an entertainment services company that is leveraging our software technologies (that we have either created or intend to create) to offer a unique new form of personal service in the entertainment industry. Our strategic plan is as follows:

  . Acquire profitable privately-held companies that can contribute revenue as well as offer technical and operational support for one of our startup ventures, Recording Artists Worldwide, Inc.;

  . Secure an equity credit line to be used to further capitalize ventures we acquire to make them more profitable;

  . Initiate a research and development program in conjunction with Technical Objectives, an Atlanta-based software technology company that will be focused on refining our existing Smart One learning software and on developing new "personalization" software that will be incorporated into anticipated service offerings such as Recording Artists Worldwide; and

  . Begin first-stage development activities for the Recording Artists Worldwide startup.

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO JUNE 30, 2003

Results of Operations
---------------------

We had no net revenues for the six months ended June 30, 2004 and 2003. We had operating expenses of $1,306,711 for the six months ended June 30, 2004 compared to $700,629 for the comparative period of 2003. The $606,082 increase was due primarily to the issuance of shares and options to consultants. The consultants are developing our business plan and providing legal and accounting services. We incurred $581,260 and $326,199 of these expenses through the issuance of common stock, options and warrants, in the six month periods ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004, we experienced a gain on release of debt of $871,090, compared to a related gain of $2,652,925 during the comparative period for 2003. The Texas Code provides, in part, that any action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. Approximately $871,090 of our liabilities were written-off during the six months ended June 30, 2004 due to the fact that the relevant statute of limitations now bars certain actions from being filed to enforce or collect such liabilities. Interest expense during the six months ended June 30, 2004 was $50,907, a decrease of $63,080 from the interest expense of $113,987 incurred in the six months ended June 30, 2003. We attribute the decrease in interest expense to the decrease in debt as described above.

We earned net loss of $508,649 during the six months ended June 30, 2004 compared to a net income of $1,838,309 incurred in the six months ended June 30, 2003. We attribute the significant decrease in net earnings to the fact that we experienced a substantial gain on extinguishment of debt during the six months ended June 30, 2003, which was not duplicated during the corresponding six months ended June 30, 2004. This gain on release of debt is a unique circumstance is not part of our normal operations. We expect that additional debts will be removed from our liabilities in the future as the four year limit is fulfilled.

Liquidity
---------

During the six months ended June 30, 2004 and 2003, we used cash in operations of ($407,482) and ($126,808), respectively. We had cash on hand of $151,404 as of June 30, 2004 compared to $14,512 cash as of June 30, 2003. We received $72,000 cash proceeds from the issuance of notes payable and also received $250,000 cash from a note receivable during the six months ended June 30, 2004. The State of Texas provides that any liabilities founded upon any contract obligation or an instrument in writing not brought within four years of the date incurred are not legally collectible. During the six months ended June 30, 2004, $912,050 of our liabilities fell beyond this statute of limitations. Accordingly, we recorded a gain on the release of debt for this amount. We ceased operations in 1999 and were inactive in 2000 and 2001.

We anticipate that we will need to raise approximately $1,000,000 in cash in the next twelve months to cover general and administrative expenses and other anticipated cash needs. We may seek to raise such needed funds through the sale of our shares of stock or by borrowing. We may not be able to raise the necessary funds on terms acceptable to us, if at all.

FINANCING ACTIVITIES

On April 22, 2004, we authorized the issuance of 645,437 restricted shares of common stock to Deanna Slater in fulfillment of loans to us of $26,000 pursuant to a Promissory Note dated December 31, 2003, and of $7,000 pursuant to a Promissory Note dated March 31, 2004.

On April 23, 2004, we authorized the issuance of 757,575 restricted shares of common stock to Elaine Leonard in fulfillment of a loan to us of $25,000 pursuant to a Promissory Note dated February 28, 2004.

On April 23, 2004, we authorized the issuance of 1,388,888 restricted shares of common stock to D. Scott Elliot pursuant to a Stock Purchase Agreement dated April 5, 2004 wherein we received $25,000.

On April 23, 2004, we authorized the issuance of 787,878 restricted shares of common stock to Joel Pickell in fulfillment of loans to us for $20,000 pursuant to a Promissory Note dated December 31, 2003 and of $15,000 pursuant to a Promissory Note dated March 31, 2004.

On June 23, 2004, we entered into an Equity Line of Credit Agreement with Dutchess Private Equities Fund II, LP which permits us to "put" up to $10,000,000 in shares of our common stock to Dutchess Private Equities Fund
II. We can not access the Equity Line of Credit until the SEC declares a Form SB-2 effective that registers the securities that will be issued pursuant to the Equity Line. We have not yet filed the SB-2.

CAPITAL COMMITMENTS

On February 1, 2003, we entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock exercisable until February 1, 2013, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares were exercisable immediately, options to purchase 1,000,000 shares vested and were exercisable when we were current and filed our annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vested and were exercisable when we had raised a minimum of $500,000 in investment capital.

On September 26, 2002, we entered into a Promissory Note with Gary Kimmons wherein we promised to pay Mr. Kimmons $170,041.42 with interest thereon of 6% per annum upon demand, as repayment for monies he paid on behalf of us.

On September 17, 2003, we entered into a Consulting Agreement with Gust C. Kepler where, in exchange for Mr. Kepler's services, we agreed to pay, at our option, $72,000 cash or 1,200,000 shares of our common stock of valued at a price of $0.06 per share, which we registered on a Form S-8.

On January 19, 2004, we entered into a Referral Fee Agreement with Michael Aczon wherein he shall receive a referral fee as described below as soon as practical after each closing of an acquisition that is directly the result of a facilitated introduction by him to us. The referral fee shall calculated by taking the total consideration paid for an acquisition and multiplying that by the following percentages: For the first $ 1 million of acquisition cost:

5.0%, For the next $ 1 million of acquisition cost: 4.0%, For the next $ 1 million of acquisition cost: 3.0%, For the next $ 1 million of acquisition cost: 2.0%, For all consideration above $ 4 million: 1.0%. The referral fee shall be paid in the same manner and in the same ratio as that of the transaction e.g. cash, common stock, restricted common stock et cetera.

SUBSIDIARIES

As of July 20, 2004, we had four wholly-owned subsidiary companies, Smart One Learning Systems, Inc., Recording Artists Worldwide, Inc., The Baseball Club, Inc., and Your True Voice Studios. Smart One Learning Systems, Your True Voice Studios and The Baseball Club are currently dormant.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Awalt Group, Inc. - Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189.27 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We have filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim.

11500 Northwest, L.P. - 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space never occupied by us. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806.40, tenant improvements of $51,439.29, attorney's fees, costs and prejudgment interest. We intend to defend the lawsuit, deny breach of the alleged lease agreement and further intend to defend under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims.

ITEM 2. CHANGES IN SECURITIES

(c) We sold the following unregistered (restricted) securities during the quarter ended June 30, 2004:

On April 22, 2004, we authorized the issuance 645,437 restricted shares of common stock to Deanna Slater in fulfillment of loans to us of $26,000 pursuant to a Promissory Note dated December 31, 2003, and of $7,000 pursuant to a Promissory Note dated March 31, 2004.

On April 22, 2004, we authorized the issuance of 1,272,726 restricted shares of common stock to Deanna Slater in consideration for consulting services provided by Ms. Slater from October 1, 2003 to April 30, 2004.

On April 22, 2004, we authorized the issuance of 395,659 shares of common stock to Arne Ray in consideration for consulting services provided by Mr. Ray.

On April 23, 2004, we authorized the issuance of 757,575 restricted shares of common stock to Elaine Leonard in fulfillment of a loan to us of $25,000 pursuant to a Promissory Note dated February 28, 2004.

On April 23, 2004, we authorized the issuance of 1,388,888 restricted shares of common stock to D. Scott Elliot pursuant to a Stock Purchase Agreement dated April 5, 2004.

On April 23, 2004, we authorized the issuance of 787,878 restricted shares of common stock to Joel Pickell in fulfillment of loans to us for $20,000 pursuant to a Promissory Note dated December 31, 2003 and of $15,000 pursuant to a Promissory Note dated March 31, 2004.

Subsequent issuances:

On July 16, 2004, we issued 8,025,211 restricted shares of common stock to Sunil Nariani in connection with the acquisition of Stellar Software Network.

On July 15, 2004, we authorized the issuance of 3,529,412 shares of common stock, issued in 12 monthly installments, to Sunil Nariani pursuant to a Consulting Agreement executed by the parties.

With respect to the sales of our common stock described above, we relied on the Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering.
No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number Description

2.1 Purchase Agreement between the Registrant and Sunil Nariani, dated June 16, 2004 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference).
2.2 First Amendment to the Purchase Agreement between the Registrant and Sunil Nariani, dated June 18, 2004 (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference).
3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.(i) to the Registrant's Registration Statement on Form 10-SB filed on January 24, 1997 and incorporated herein by reference).
3.2 Amended and Restated Bylaws (filed as Exhibit 3.(ii) to the Registrant's Registration Statement on Form 10-SB filed on January 24, 1997 and incorporated herein by reference).
3.3    Certificate of Amendment to the Certificate of Incorporation (filed as
       Exhibit 3.3 to the Registrant's Annual Report on Form 10KSB filed on September 14, 1998 and incorporated herein by reference).
3.4    Certificate of Amendment to the Certificate of Incorporation filed as
       Exhibit 3.(i) to the Registrant's Quarterly Report on Form 10QSB filed on May 5, 2003 and incorporated herein by reference).
10.1 Promissory Note from the Registrant to Gary Kimmons, dated September 26, 2002 (filed as Exhibit 10.24 to the Registrant's Current Report on Form 8-K filed on November 6, 2002 and incorporated herein by reference).
10.2 Employment Agreement with Gary F. Kimmons, dated February 1, 2003 (filed as Exhibit 10.29 to the Registrant's Annual Report on Form
       10KSB filed on May 5,  2003 and incorporated herein by reference).
10.3 Consulting Agreement between the Registrant and Gust C. Kepler, dated September 17, 2003 (filed as Exhibit 4.1 to the Registrant's Form S-8 filed on September 19, 2003 and incorporated herein by reference).
10.4 Consulting Services Agreement between the Registrant and Stanton, Walker & Company, dated November 5, 2003 (filed as Exhibit 4.1 to the Registrant's Form S-8 filed on November 10, 2003 and incorporated herein by reference).
10.5   GK Intelligent Systems, Inc. 2004 Stock Option Plan (filed as Exhibit
       4.1 to the Registrant's Form S-8 filed on April 5, 2004 and incorporated herein by reference).
10.6 Non-Employee Director Agreement between the Registrant and Dick Meador, dated December 24, 2003 (filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.7 Referral Fee Agreement between the Registrant and Michael Aczon, dated January 19, 2004 (filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).

10.8 Consulting Agreement between the Registrant and Z.A. Consulting, LLC, dated February 27, 2004 (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.9 First Amendment to Consulting Services Agreement between the Registrant and Stanton, Walker & Company, dated March 29, 2004 (filed as Exhibit
       10.54 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2003 and incorporated herein by reference).
10.10 Consulting Agreement between the Registrant and Harvey Levin, dated March 26, 2004 (filed as Exhibit 10.55 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.11 Consulting Agreement between the Registrant and Isabella Elliott, dated March 26, 2004 (filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.12 Consulting Agreement between the Registrant and Jon Pearman, dated March 26, 2004 (filed as Exhibit 10.57 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.13 Amended and Restated Consulting Agreement between the Registrant and Lisa L. Fincher, dated June 3, 2004.
10.14 Consulting Agreement between the Registrant and Ted Davis, dated March 26, 2004 (filed as Exhibit 10.59 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.15 Amended and Restated Consulting Agreement between the Registrant and D. Scott Elliott, dated June 3, 2004.
10.16 Amended and Restated Consulting Agreement between the Registrant and Linda Davis, dated June 3, 2004.
10.17 Promissory Note from the Registrant to Deanna Slater, dated December 31, 2003 (filed as Exhibit 10.48 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.18 Promissory Note from the Registrant to Joel Pickell, dated December 31, 2003 (filed as Exhibit 10.49 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.19 Promissory Note from the Registrant to Elaine Leonard, dated February 28, 2004 (filed as Exhibit 10.62 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.20 Promissory Note from the Registrant to Joel Pickell, dated March 31, 2004 (filed as Exhibit 10.63 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.21 Promissory Note from the Registrant to Deanna Slater, dated March 31, 2004 (filed as Exhibit 10.64 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.22 Promissory Note from Harvey Levin to the Registrant, dated April 2, 2004 (filed as Exhibit 10.65 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.23 Promissory Note from Jon Pearman to the Registrant, dated April 2, 2004 (filed as Exhibit 10.66 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.24 Promissory Note from Ted Davis to the Registrant, dated April 2, 2004 (filed as Exhibit 10.67 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).

10.25 Consulting Agreement between the Registrant and Deanna Slater, dated May 14, 2004 (filed as Exhibit 10.68 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.26 Investment Agreement between the Registrant and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (filed as Exhibit 10.69 to the Registrant's Current Report on Form 8-K filed on June 29, 2004 and incorporated herein by reference).
10.27 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (filed as Exhibit
       10.70 to the Registrant's Current Report on Form 8-K filed on June 29, 2004 and incorporated herein by reference).
10.28 Consulting Agreement between the Registrant and Sunil Nariani, dated July 15, 2004 (filed as Exhibit 10.72 to the Registrant's Current Report on Form 8-K filed on July 28, 2004 and incorporated herein by reference).
10.29 Consulting Agreement between the Registrant and Marcus Wray, dated November 10, 1998. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10QSB filed on November 20, 1998 and incorporated herein by reference).
10.30 Stock and Warrant Purchase Agreement with D. Scott Elliot, dated April 5, 2004.
31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 9, 2004 , we filed a Form 8-K regarding the issuance of common shares as compensation to Gary Kimmons.

On June 23, 2004, we filed a Form 8-K regarding our Purchase Agreement with Stellar Software Network, Inc.

On June 23, 2004, we filed a Form 8-K regarding our Investment Agreement with Dutchess Private Equities Fund II, LP.


                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GK INTELLIGENT SYSTEMS, INC.



Dated: August 18, 2004

                                       By /s/ Gary F. Kimmons
                                       ---------------------
                                       Gary F. Kimmons
                                       President, Chief Executive Officer
                                       and Chief Financial Officer