Form 10QSB
period 2004-09-30
GK INTELLIGENT SYSTEMS INC
filed 2004-11-22
CIK 1024095

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                Commission File Number  000-22057

                   GK INTELLIGENT SYSTEMS, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


       Delaware                                           76-0513297
      --------------                                      -------------
      (State or other                                     (IRS Employer
      jurisdiction of                                     Identification
      incorporation or                                    No.)
      organization)

                       2602 Yorktown Place
                       Houston, Texas 77056
               -----------------------------------
             (Address of principal executive offices)


                          (713) 626-1504
                    --------------------------
                   (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2004, the Issuer had 135,580,465 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS (unaudited).......................   2

                  Consolidated Balance Sheet ........................   3
                  Consolidated Statements of Operations .............   4
                  Consolidated Statements of Cash Flows..............   5
                  Notes to the Consolidated Financial Statements ....   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION .............................................  10

     ITEM 3.  CONTROLS AND PROCEDURES................................  14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS......................................  15

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES................  15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................  16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS ...................................  16

     ITEM 5.  OTHER INFORMATION......................................  16

     ITEM 6.  EXHIBITS ..............................................  16




                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                   (Development Stage Company)
                    Consolidated Balance Sheet
                           (Unaudited)



                              ASSETS

                                                              September 30,
                                                                  2004
                                                             --------------
CURRENT ASSETS

  Cash                                                       $     200,949
  Accounts receivable                                              123,970
  Accounts receivable - related                                     10,090
                                                             --------------

    Total Current Assets                                           335,009
                                                             --------------

FIXED ASSETS, NET                                                   11,284

OTHER ASSETS

  Goodwill                                                       1,721,705
                                                             --------------

    Total Other Assets                                           1,721,705
                                                             --------------

    TOTAL ASSETS                                             $   2,067,998
                                                             ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $     215,376
  Accrued liabilities                                              776,052
  Accrued liabilities - related parties                             97,027
  Notes payable                                                    121,512
  Notes payable - related parties                                  346,721
                                                             --------------

    Total Current Liabilities                                    1,556,688
                                                             --------------

    TOTAL LIABILITIES                                            1,556,688
                                                             --------------
STOCKHOLDERS' EQUITY

  Preferred stock: $0.001 par value, 10,000,000 shares
    authorized, -0- shares issued and outstanding                        -
  Common stock: $0.001 par value, 275,000,000

    shares authorized, 135,580,465 shares issued
    and outstanding                                                135,580
  Additional paid-in capital                                    44,588,501
  Unearned compensation                                           (416,395)
  Accumulated deficit                                          (43,796,376)
                                                             --------------

    Total Stockholders' Equity                                     511,310
                                                             --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   2,067,998
                                                             ==============


      The accompanying notes are an integral part of these consolidated financial statements.



                 GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                   For the Three                 For the Nine
                                                   Months Ended                  Months Ended
                                                   September 30,                 September 30,
                                         ------------------------------- ----------------------------
                                               2004             2003          2004          2003
                                         ---------------- -------------- -------------- -------------
REVENUES                                 $       338,020  $           -  $     338,020  $          -

Cost of Sales                                          -              -              -             -
                                         ---------------- -------------- -------------- -------------

  Gross Margin                                   338,020              -              -       338,020
                                         ---------------- -------------- -------------- -------------
OPERATING EXPENSES

  Professional fees                              550,893        108,211      1,433,189       490,985
  Payroll expense                                246,692         60,000        613,893       180,000
  Depreciation and amortization                      465              -            729             -
  General and administrative                      36,243          2,406         93,193       200,261
                                         ---------------- -------------- -------------- -------------

    Total Expenses                               834,293        170,617      2,141,004       871,246
                                         ---------------- -------------- -------------- -------------

LOSS FROM OPERATIONS                            (496,273)      (170,617)    (1,802,984)     (871,246)
                                         ---------------- -------------- -------------- -------------
OTHER INCOME (EXPENSE)

  Gain on release of debt                              -              -        871,090     2,652,925
  Gain (loss) on extinguishment of debt           (4,177)       (25,000)       (26,298)      (25,000)
  Interest expense                               (17,546)       (28,595)       (68,453)     (142,582)
                                         ---------------- -------------- -------------- -------------

    Total Other Income (Expense)                 (21,723)       (53,595)       776,339     2,485,343
                                         ---------------- -------------- -------------- -------------

NET INCOME (LOSS)                               (517,996)      (224,212)    (1,026,645)    1,614,097

DIVIDENDS ON PREFERRED STOCK                           -              -              -             -
                                         ---------------- -------------- -------------- -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                     $      (517,996) $    (224,212) $  (1,026,645) $  1,614,097
                                         ================ ============== ============== =============

BASIC INCOME (LOSS) PER SHARE            $         (0.00) $       (0.01) $       (0.02) $       0.07
                                         ================ ============== ============== =============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         105,694,647     24,725,561     63,188,185    22,907,947
                                         ================ ============== ============== =============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                      F-3



                 GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                        For the Nine
                                                                        Months Ended
                                                                        September 30,
                                                               ------------------------------
                                                                      2004         2003
                                                               -------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                            $  (1,026,645) $    1,614,097
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                       729               -
     Gain on release of debt                                        (871,090)     (2,652,925)
     (Gain) loss on extinguishments of debt                           26,298          25,000
     Amortization of unearned compensation                           476,235          46,900
     Issuance of common stock, stock options, and
       warrants for services rendered                                845,447         376,898
  Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses and other assets          6,476               -
     Decrease in accounts receivable and accounts
       receivable - related party                                      3,929               -
     Increase in accounts payable and accrued expenses                 9,768         280,051
     Increase in accrued liabilities - related party                 (94,992)        112,152
                                                               -------------- ---------------

        Net Cash Used by Operating Activities                       (623,845)       (197,827)
                                                               -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                       -               -
                                                               -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from note payable                                          47,000               -
  Payments on notes payable                                            7,000               -
  Proceeds from note payable - related party                         154,614               -
  Payments on notes payable - related party                                -         (53,746)
  Increase in stock subscription payable                                   -          25,000
  Proceeds from stock subscription receivable                         10,000               -
  Purchase of cash in acquisitions                                   105,085               -
  Common stock issued for cash                                       514,998         225,000
                                                               -------------- ---------------

        Net Cash Provided by Financing Activities                    824,697         196,254
                                                               -------------- ---------------

NET INCREASE (DECREASE) IN CASH                                      200,852          (1,573)

CASH AT BEGINNING OF PERIOD                                               97          15,566
                                                               -------------- ---------------

CASH AT END OF PERIOD                                          $     200,949  $       13,993
                                                               ============== ===============



             The accompanying notes are an integral part of these
                      consolidated financial statements.






                 GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                        For the Nine
                                                                        Months Ended
                                                                        September 30,
                                                               ------------------------------
                                                                      2004         2003
                                                               -------------- ---------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                                 $           -  $          -
  Interest                                                     $           -  $      2,255

Schedule of Non-Cash Financing Activities:

  Common stock issued for debt                                 $      10,000  $    153,155
  Common stock issued for debt - related parties               $           -  $    102,125
  Stock options and warrants issued for debt - related parties $           -  $    110,000
  Common stock, warrants, and options issued for services      $   1,530,600  $    366,273
  Common stock, warrants, and options issued for services -
    related parties                                            $           -  $     10,625









The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        September 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts related to prior periods have been reclassified to conform with current period financial statement presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient current assets to cover its short-term liabilities, nor does it have an established, ongoing source of revenue to cover its operating costs and to allow it to continue as a going concern. These consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is the intent of the Company to obtain additional financing through equity offerings or other feasible financing alternatives to fund its ongoing operations. In addition, the Company has recently consummated the acquisitions of Stellar Software, Inc. and Texas Source Group, Inc., which management believes will eventually increase the profitability of the Company. The Company continues to pursue the development and marketing of its software technology to generate sales revenues, and also continues to seek potential merger or acquisition candidates in order to further bolster the Company's sales. There is no assurance that the Company will be successful in raising the needed capital or that there will be sales of its software.

NOTE 3 - RELEASE OF DEBT

The Company has certain accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding for some time. According to the Company's legal counsel, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of September 30, 2004, no such actions to enforce payment of the obligations have been filed. Accordingly, a total of $3,167,125 has been written-off and a gain on release of debt recognized of which $871,090 and $2,652,925 has been recorded in the nine months ended September 30, 2004 and 2003, respectively.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
    Notes to the Consolidated Financial Statements (Continued)
                        September 30, 2004


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

A summary of the status of the Company's outstanding stock options as of September 30, 2004 and December 31, 2003 and changes during the nine months ended September 30, 2004 and the year ended December 31, 2003 is presented below:

                                        September 30,         December 31,
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
                                   =========== ========= =========== =========


                              Outstanding                  Exercisable
                  ------------------------------------ ----------------------
                               Weighted
                  Number       Average       Weighted  Number       Weighted
                  Outstanding  Remaining     Average   Exercisable  Average
Range of          at Sept.30,  Contractual   Exercise  at Sept.30,  Exercise
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
                  ============ ============= ========= ============ ==========

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
    Notes to the Consolidated Financial Statements (Continued)
                        September 30, 2004


NOTE 5 - ACQUISITIONS

On June 16, 2004, the Company entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Stellar Software Network, Inc., a Texas corporation ("Stellar"). The Purchase Agreement was amended on June 18, 2004. According to the terms of the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for $191,000, paid in the form of the 8,025,211 shares of the Company's common stock. Stellar is engaged in the business of custom software development and information technology services.

On August 13, 2004, the Company entered into a Corporate Restructuring Agreement ("the Agreement") in which the Company acquired all the issued and outstanding common stock of Texas Source Group, Inc. ("TSG"). According to the terms of the Agreement, the Company acquired all of the TSG's issued and outstanding common stock in exchange for $1,500,000, in the form of the Company's common stock (42,857,153 shares). TSG is a full-service provider of collaborative e-business process software, process consulting, web development and hosting services.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2003 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Our business plan is to become a next-generation media and entertainment corporation. To capitalize on what we believe to be a significant investment opportunity, we launched a new music entity called Recording Artists Worldwide
Inc. (RAWW !)   We are seeking to acquire privately held entertainment
entities, initially in the music sector.

In July 2004, we acquired Stellar Software Solutions, Inc. as a wholly owned subsidiary. Stellar Software Network is a Texas corporation that hires programmers and contracts them to companies. The acquisition of Stellar Software Network allowed us to generate our first revenues since 1999.

In August 2004, we acquired Ascendant Texas Source Group, Inc.,a Texas corporation, is a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services.

We acquired Stellar Software Network Inc. and Ascendant TEXAS Source Group to create positive initial cash flow and to create an internal architecture for managing future acquisitions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure regarding contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the periods covered by the financial statements. Our management routinely makes judgments and estimates regarding the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that we deem to be most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements. Several of these critical accounting policies are as follows:

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


THREE AND NINE MONTHS ENDED September 30, 2004 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

We had net revenues of $338,020 for the three months ended September 30, 2004 compared to $0 for same period in 2003. The increase in net revenues was the result of our purchasing two subsidiaries. Our new subsidiary, Texas Source Group, had revenues of $60,844 and our other new subsidiary, Stellar Software Network had revenues of $277,176, from the dates we bought them to the end of the quarter.

We had operating expenses of $834,293 for the three months ended September 30, 2004 compared to $170,617 for the comparative period of 2003. The $663,676 increase was due primarily to the issuance of shares and options to consultants. In 2004, we hired consultants to develop our business plan and provide legal and accounting services.

The other reason our operating expenses increased this year when compared to last year was our acquisition of Stellar Software Network and Texas Source Group. We purchased Stellar Software Network in July and Texas Source Group in August of 2004. Stellar Software Network had operating expenses of $255,191 and Texas Source Group had $46,117 of these expenses after we bought them. We had no active subsidiaries in 2003.

Interest expense during the three months ended September 30, 2004 was $17,546, a decrease of $11,049 from the interest expense of $28,595 incurred in the three months ended September 30, 2003. We attribute the decrease in interest expense to the decrease in debt.

Our net loss was $517,996 during the three months ended September 30, 2004 compared to a net loss of $224,212 incurred in the three months ended September 30, 2003. Our increased net loss was the result of our efforts to acquire operating companies and the related cost of the consultants we hired to make these acquisitions.

We had net revenues of $338,020 for the nine months ended September 30, 2004 compared to $0 for same period in 2003. The increase in net revenues was again the result of our purchasing two subsidiaries. Our new subsidiary, Texas Source Group had revenues of $60,844 and our other new subsidiary, Stellar Software Network, had revenues of $277,176, from the dates we bought them to the end of the nine months.

We incurred operating expenses of $2,141,004 for the nine months ended September 30, 2004 compared to $871,246 for the comparative period of 2003. The $1,269,758 increase was due primarily to the issuance of shares and options to consultants. In 2004, we hired consultants to develop our business plan and provide legal and accounting services.

Our operating expenses also increased this year when compared to last year was our acquisition of Stellar Software Network and Texas Source Group. We purchased Stellar Software Network in July and Texas Source Group in August of 2004. Stellar Software Network had operating expenses of $255,191 and Texas Source Group had $46,117 of these expenses after we bought them. We had no active subsidiaries in 2003.

During the nine months ended September 30, 2004, we experienced a gain on release of debt of $871,090. We experienced a gain on release of debt in the comparative period for 2003 of $2,652,925. The Texas Code provides, in part, that any action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. Our old liabilities were written off during the nine months ended September 30, 2004 due to the fact that the relevant statute of limitations now bars certain actions from being filed to enforce or collect such liabilities. Interest expense during the nine months ended September 30, 2004 was $68,453, a decrease of $74,129 from the interest expense of $142,582 incurred in the three months ended September 30, 2003. We attribute the decrease in interest expense to the decrease in debt as described above.

Our net loss was $1,026,645 during the nine months ended September 30, 2004 compared to a net income of $1,614,097 incurred in the nine months ended September 30, 2003. Our increased net loss was the result of our efforts to acquire operating companies and the related cost of the consultants we hired to make these acquisitions. Excluding the gain on forgiveness of debt in both periods the net loss would have been $1,897,735 and $1,038,828, respectively. The gain on forgiveness of debt is an unusual occurrence and is not part of our ongoing operations.

LIQUIDITY

During the nine months ended September 30, 2004, we used cash from operations of $623,845 compared to using $197,827 in the prior year. This is the result of our acquiring our two active subsidiaries. We had cash on hand of $200,949 as of September 30, 2004 compared to $13,993 cash as of September 30, 2003.

The State of Texas provides that any liabilities founded upon any contract obligation or an instrument in writing not brought within four years of the date incurred are not legally collectible. During the nine months ended September 30, 2004, $883,512 of our liabilities fell beyond this statute of limitations. Accordingly, we recorded a gain on the release of debt for this amount. We ceased operations in 1999 and were inactive in 2000 and 2001.

We anticipate that we will need to raise approximately $500,000 in cash in the next twelve months to cover general and administrative expenses and other anticipated cash needs. We are seeking to raise such needed funds through the sale of our shares of stock or through issuing debt. We may not be able to raise the necessary funds on terms acceptable to us, or at all.

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

On September 26, 2002, we entered into a Promissory Note with Gary Kimmons where we promised to pay Mr. Kimmons $170,041 with interest of 6% per annum upon demand, as repayment for monies he paid on our behalf.

On September 17, 2003, we entered into a Consulting Agreement with Gust C. Kepler where, in exchange for Mr. Kepler's services, we agreed to pay, at our option, $72,000 cash or 1,200,000 shares of our common stock of valued at a price of $0.06 per share.

On January 19, 2004, we entered into a Referral Fee Agreement with Michael Aczon wherein he shall receive a referral fee as described below as soon as practical after each closing of an acquisition that is directly the result of a facilitated introduction by him to us. The referral fee shall be calculated by taking the total consideration paid for an acquisition and multiplying that by the following percentages: For the first $1 million of acquisition cost:
5.0%, For the next $1 million of acquisition cost: 4.0%, For the next $1 million of acquisition cost: 3.0%, For the next $1 million of acquisition cost: 2.0%, For all consideration above $4 million: 1.0%. The referral fee shall be paid in the same manner and in the same ratio as that of the transaction.

On August 2, 2004, we entered into an Employment Agreement with Sunil Nariani where in exchange for serving as President of our Stellar Software Network subsidiary from August 2, 2004 until July 14, 2006, he will receive an annual base salary of $120,000, subject to annual review by us, and a bonus at the end of each fiscal year of 50% of the increase over the base fiscal year of 2003 of the audited earnings before tax.

On August 19, 2004, we entered into an Employment Agreement with Julie Maranto where, in exchange for serving as President of our Texas Source Group subsidiary from August 19, 2004 until August 18, 2006, she will receive an annual base salary of $120,000, subject to annual review by us, and a bonus at the end of each fiscal year of 50% of the increase over the base fiscal year of 2003 of the audited earnings before tax.

A default judgment was taken against us in the 11th Judicial District Court of Harris County, TX in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe that the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later.

On March 3, 2002, a judgment was entered against us in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs, and it is subject to interest.

On May 14, 2004, we entered into a Consulting Agreement with Deanna Slater where, in return for her services, we will pay her a monthly fee of $6,000 in the form of cash or our common stock, at her election.

On October 1, 2004, we entered into an agreement with 432 Group, LLC to sublease their office space they leased from 432 Park South Realty, LLC. The term begins October 1, 2004 and ends on October 31, 2005, and is at the monthly rental fee of $2,250. However, 432 Group has granted us a temporary rent credit of $1,125 for the months of October, November, and December 2004, which total temporary rent credit of $3,375 is payable in equal monthly installments over the immediately subsequent 10 months. Accordingly, the monthly rent for January 2005 through October 2005 shall be $2,588.

On September 15, 2004, we entered into an agreement to retain
Rubenstein Investor Relations, Inc. as our investor relations consultant for a four-month period commencing on September 9, 2004, in exchange for a fee of $6,000.


Subsidiaries
------------

As of November 1, 2004, we had six wholly-owned subsidiary companies, Smart One Learning Systems, Inc., Recording Artists Worldwide, Inc., The Baseball Club, Inc., Your True Voice Studios, The Texas Source Group, Inc. and Stellar Software Network, Inc. Smart One Learning Systems, Your True Voice Studios and The Baseball Club are currently dormant.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Awalt Group, Inc. - Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July 1999. The Plaintiff is requesting $77,189.27 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We have filed an answer and are defending the lawsuit under Section
16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim.

11500 Northwest, L.P. - 11500 Northwest commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space never occupied by us. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806.40, tenant improvements of $51,439.29, attorney's fees, costs and prejudgment interest. We intend to defend the lawsuit, deny breach of the alleged lease agreement and further intend to defend under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The suit was served on April 13, 2004 and no discovery has been conducted by either side.

Item 2. Unregistered Sales of Equity Securities

We issued the following unregistered securities during the quarter ended September 30, 2004:

On July 16, 2004, we issued 8,025,211 restricted shares of common stock to Sunil Nariani in connection with the acquisition of Stellar Software Network.

On July 15, 2004, we authorized the issuance of 3,529,412 shares of common stock, issued in 12 monthly installments, to Sunil Nariani pursuant to a Consulting Agreement executed by the parties.

On August 17, 2004, we issued 42,857,714 restricted shares of common stock to Julie Maranto in connection with the acquisition of Texas Source Group.


On September 16, 2004, we issued a warrant to Rubenstein Investor Relations to purchase during a three-year period 80,000 shares of our common stock at an exercise price of $.04 as compensation for services.

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


Item 3. Defaults Upon Senior Securities

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5. Other Information.

None.


Item 6. Exhibits

Exhibit Number    Description of Exhibit

2.1 Corporate Reorganization Agreement between the Registrant and Julie Maranto, dated August 13, 2004 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 19, 2004, and incorporated herein by reference).
3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit 3.(i) to the Registrant's Registration Statement on Form 10-SB filed on January 24, 1997 and incorporated herein by reference).
3.2 Amended and Restated Bylaws (filed as Exhibit 3.(ii) to the Registrant's Registration Statement on Form 10-SB filed on January 24, 1997 and incorporated herein by reference).
3.3    Certificate of Amendment to the Certificate of Incorporation (filed as
       Exhibit 3.3 to the Registrant's Annual Report on Form 10KSB filed on September 14, 1998 and incorporated herein by reference).
3.4    Certificate of Amendment to the Certificate of Incorporation filed as
       Exhibit 3.(i) to the Registrant's Quarterly Report on Form 10QSB filed on May 5, 2003 and incorporated herein by reference).
4.1 Warrant Agreement between the Registrant and Rubenstein Investor Relations, Inc., dated September 16, 2004.
10.1 Promissory Note from the Registrant to Gary Kimmons, dated September 26, 2002 (filed as Exhibit 10.24 to the Registrant's Current Report on Form 8-K filed on November 6, 2002 and incorporated herein by reference).
10.2 Employment Agreement with Gary F. Kimmons, dated February 1, 2003 (filed as Exhibit 10.29 to the Registrant's Annual Report on Form
       10KSB filed on May 5,  2003 and incorporated herein by reference).
10.3 Consulting Agreement between the Registrant and Gust C. Kepler, dated September 17, 2003 (filed as Exhibit 4.1 to the Registrant's Form S-8 filed on September 19, 2003 and incorporated herein by reference).
10.4 Consulting Services Agreement between the Registrant and Stanton, Walker & Company, dated November 5, 2003 (filed as Exhibit 4.1 to the Registrant's Form S-8 filed on November 10, 2003 and incorporated herein by reference).
10.5   GK Intelligent Systems, Inc. 2004 Stock Option Plan (filed as Exhibit
       4.1 to the Registrant's Form S-8 filed on April 5, 2004 and incorporated herein by reference).
10.6 Non-Employee Director Agreement between the Registrant and Dick Meador, dated December 24, 2003 (filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).

10.7 Referral Fee Agreement between the Registrant and Michael Aczon, dated January 19, 2004 (filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.8 Consulting Agreement between the Registrant and Z.A. Consulting, LLC, dated February 27, 2004 (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.9 First Amendment to Consulting Services Agreement between the Registrant and Stanton, Walker & Company, dated March 29, 2004 (filed as Exhibit
       10.54 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2003 and incorporated herein by reference).
10.10 Second Amended and Restated Consulting Agreement between the Registrant and Harvey Levin, dated October 11, 2004 (filed as Exhibit 99.6 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.11 Consulting Agreement between the Registrant and Isabella Elliott, dated March 26, 2004 (filed as Exhibit 10.56 to the Registrant's Annual Report on Form 10KSB filed on April 23, 2004 and incorporated herein by reference).
10.12 Second Amended and Restated Consulting Agreement between the Registrant and Jon Pearman, dated October 11, 2004 (filed as Exhibit 99.5 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.13 Third Amended and Restated Consulting Agreement between the Registrant and Lisa L. Fincher, dated October 11, 2004 (filed as Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.14 Third Amended and Restated Consulting Agreement between the Registrant and Ted Davis, dated October 11, 2004 (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.15 Third Amended and Restated Consulting Agreement between the Registrant and D. Scott Elliott, dated October 11, 2004 (filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.16 Amended and Restated Consulting Agreement between the Registrant and Linda Davis, dated June 3, 2004 (filed as Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-QSB filed on August 18, 2004 and incorporated herein by reference).
10.17 Consulting Agreement between the Registrant and Deanna Slater, dated May 14, 2004 (filed as Exhibit 10.68 to the Registrant's Quarterly Report on Form 10QSB filed on May 19, 2004 and incorporated herein by reference).
10.18 Investment Agreement between the Registrant and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (filed as Exhibit 10.69 to the Registrant's Current Report on Form 8-K filed on June 29, 2004 and incorporated herein by reference).
10.19 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (filed as Exhibit
       10.70 to the Registrant's Current Report on Form 8-K filed on June 29, 2004 and incorporated herein by reference).
10.20 Consulting Agreement between the Registrant and Sunil Nariani, dated July 15, 2004 (filed as Exhibit 10.72 to the Registrant's Current Report on Form 8-K filed on July 28, 2004 and incorporated herein by reference).
10.21 Employment Agreement between the Registrant and Sunil Nariani, dated August 2, 2004 (filed as Exhibit 10.71 to the Registrant's Current Report on Form 8-K filed on July 28, 2004 and incorporated herein by reference).
10.22 Employment Agreement between the Registrant and Julie Maranto, dated August 19, 2004.
10.23 Referral Fee Agreement between the Registrant and Shay Kronfeld, dated July 23, 2004.
10.24 Consulting Agreement between the Registrant and Richard Russotto, dated September 13, 2004 (filed as Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 filed on October 19, 2004 and incorporated herein by reference).
10.25 Sublease Agreement between the Registrant and 432 Group, LLC, dated October 1, 2004.
10.26 Letter re: Agreement to retain Rubenstein Investor Relations, Inc. as investor relations consultant, dated September 15, 2004 (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on September 27, 2004 and incorporated herein by reference).
10.27 Referral Fee Agreement between the Registrant and Wade Brooks, dated August 30, 2004.
10.28 Referral Fee Agreement between the Registrant and Barry Bergman, dated September 9, 2004.
10.29 Referral Fee Agreement between the Registrant and Hantman & Associates and/or Robert Hantman, dated August 30, 2004.
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                            SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Date: November 22,  2004         GK INTELLIGENT SYSTEMS, INC.

                                  /s/  Gary F. Kimmons
                                  -----------------------
                                  Gary F. Kimmons
                                  President, Chief Executive Office and
                                  Chief Financial Officer