Form 10KSB
period 2004-12-31
GK INTELLIGENT SYSTEMS INC
filed 2005-05-09
CIK 1024095

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     _______________________

                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2004

                Commission File Number: 000-22057
                     _______________________

                   GK INTELLIGENT SYSTEMS, INC.
          (Name of Small Business Issuer in Its charter)

           Delaware                                         76-0513297
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

      432 Park Avenue South, 2nd Floor, New York, NY  10016
       (Address of Principal Executive Offices) (Zip Code)

                          (646)437-3614
         (Issuer's Telephone Number, including Area Code)

  Securities registered under Section 12(b) of the Exchange Act:

                               None

  Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.001 Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [x]    No  [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

     The Issuer's revenues for the most recent fiscal year ended December 31,2004 were $93,381. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 6, 2005 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $643,123. The number of shares of the Registrant's common stock issued and outstanding on May 5, 2005, was 267,967,900.

     Transitional Small Business Disclosure Format. Yes [ ]  No [x]

==============================================================================

                        TABLE OF CONTENTS

ITEMS                                                                   PAGE
-----                                                                   ----
                              PART I

Item 1.    Description of Business......................................  4
Item 2.    Description of Property ..................................... 16
Item 3.    Legal Proceedings............................................ 17
Item 4.    Submission of Matters to a Vote of Security Holders.......... 17

                             PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..... 17
Item 6.    Management's Discussion and Analysis or Plan of Operation.... 19
Item 7.    Financial Statements ........................................ 20
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.......................... 51
Item 8A.   Controls and Procedures...................................... 51
Item 8B.   Other Information............................................ 51

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act... 51
Item 10.   Executive Compensation ...................................... 52
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters................... 57
Item 12.   Certain Relationships and Related Transactions............... 59
Item 13.   Exhibits..................................................... 59
Item 14.   Principal Accountant Fees and Services....................... 67

                       CAUTIONARY STATEMENT

     Some of the statements contained in this Form 10-KSB for GK Intelligent Systems, Inc. and subsidiaries ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

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

                              PART I

Item 1.    Description of Business.

     We are a newly reorganized public company comprised of acquired successful private companies engaged in the production, distribution and marketing of entertainment products and services. The private companies we have acquired provide technical staffing services and business software consulting as well as software development and sales. Our more recent acquisitions offer music production and sales and film distribution services. These reflect our evolving emphasis toward the production and distribution of entertainment products and services.

      We emphasize the following elements which we call the "M Power" business model:

     1) Empowerment on both the individual and group levels, known internally as the RAWW lifestyle
     2) Application of state-of-the art micro-marketing technologies and concepts
     3) Leveraging of new Internet distribution venues
     4) The introduction of decentralized management concepts to the entertainment industry
     5) Creation of a work environment to foster high achievement and entrepreneurship

Our current activities employ the following three steps:

     1) Acquire successful companies within the entertainment and technology industries;
     2) Integrate the acquired entities in to the "M Power" business model by empowering their management teams for growth and providing instructions on how to empower others;
     3) Unify their efforts under the GKIS umbrella into a single cohesive thrust by showing them how to share their assets, co-opt their services and cross-market their products and services.

History
-------

     We incorporated in Delaware on February 26, 1988 under the name "Technicraft Financial, Ltd." In October 1991, we changed our name to LBM-US, Inc. Pursuant to an agreement effective August 1994, we acquired GK Intelligent Systems, Inc., a Texas corporation, and GK Intelligent Systems became a wholly owned subsidiary of our Company. In August 1994, we also
changed our name to GK Intelligent Systems, Inc.   In September 1997, we
merged with our wholly owned subsidiary, GK Intelligent Systems.

     Early in 1998, we began marketing our learning technology, called Smart OneSM, and, in early 1999, we developed our first product, Around the Web in 80 Minutes, that targeted consumers desiring to learn how to use the Internet. Approximately thirty thousand copies of the product were sold retail.
However, we encountered difficulty in securing the capital necessary to sustain our growth and brand our product. We closed our doors in June 1999 with approximately $4 million in outstanding debt. We then became dormant and had no operations until 2003.

     In 2003, we formed three wholly-owned subsidiary companies, Smart One Learning Systems, Inc., Recording Artists Worldwide, Inc. and The Baseball Club, Inc. Two of those subsidiaries, Smart One Learning Systems, Inc., and The Baseball Club, Inc. are currently dormant. We formed Recording Artists Worldwide, Inc. to be a music entertainment services company which intends to offer state-of-the-art personalization and interactivity via the Web and cable television to music enthusiasts.

     In July 2004, we acquired Stellar Software Network, Inc. ("Stellar"), as a wholly owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for $191,000, paid in the form of the 8,025,211 shares of our common stock. Stellar is a Texas corporation that hires software programmers and other technical professionals and contracts them as a staffing agency to outside companies. The acquisition of Stellar allowed us to generate our first revenues since 1999.

     In August 2004, we acquired Texas Source Group, Inc. dba Ascendant TSG ("TSG" or "Ascendant TSG") as a wholly-owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of TSG's issued and outstanding common stock in exchange for $1,500,000, in the form 42,857,153 shares of our common stock. TSG is a Texas corporation, which acts as a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services.

     These two acquisitions were consummated with the intent to further establish our technology development capabilities. During the remainder of 2004 and the first quarter of 2005 we continued to explore and close on other acquisition opportunities. As we have consummated additional acquisitions, our corporate direction has become more focused. We have determined that our avenue with the greatest potential for future profits and growth lies in the entertainment field. In January 2005 we acquired a music production and distribution company and in March 2005 we acquired a movie production company. In April 2005 we closed on a software production and distribution company. We now have the ability to produce and distribute entertainment media in most of its major forms. We are focusing on the acquisition of other entertainment companies in the near future. If our technology-related operations continue develop and grow, one possibility is that they could be spun off as a separate entity.

Business Overview
-----------------

     In 2004, we developed a merger and acquisition strategy with a focus on business opportunities in the music and entertainment markets. A primary aspect of our strategy is for us to act as a holding company that acquires profitable private entities interested in growing, who believe the public venue is a viable strategy for securing growth capital and professional support.

     We currently operate through our wholly-owned subsidiaries in the technology staffing and software support industries. Additionally, in 2005, we consummated acquisitions that will allow us to branch-out into and derive revenues from the entertainment media and technology industries.

     We intend to become a key player in the entertainment and technology markets, primarily through our subsidiary Recording Artists Worldwide, Inc., or RAWW, and the acquisition of various successful entertainment and technology entities. We are placing a priority on finding companies that have business models synergistic with our Recording Artists Worldwide initiative.

Operations - Recording Artists Worldwide, Inc.
----------------------------------------------

     RAWW is a startup venture for which technology development has not yet begun. When fully implemented, we intend for RAWW to be a music entertainment services company offering state-of-the art personalization and interactivity via the Web and cable television to music enthusiasts. We believe RAWW will advance our personalization technologies, cable TV and the Internet to create a one-to-one relationship between music fans of all types, music industry service providers (recording artists, record companies, etc.) and suppliers of music industry goods and services (brand merchandisers).

     We intend for RAWW to be unique in its emphasis on establishing enhanced personalization as a key element of market transactions, as well as its ability to execute that vision by integrating advanced technological capabilities with highly creative "artistic" tools and expertise. By leveraging its personalization technology, we believe RAWW can open the door to a new level of relationship between music consumers and suppliers.

     RAWW's proposed personalization technology is expected to be able to bring music stars to life in an innovative way. Each music fan would experience a one-on-one, "up close and personal" relationship with their music star of choice by having both virtual (i.e., with the star's human-appearing
software avatar) and real two-way dialogue.   RAWW's proposed technology is
unique; it plans to offer music fans a friendly, personal environment. The technology can open the door to intimate dialogue through voice interaction technology, and find ways to tap into human feelings and emotions with the goal of drawing each fan completely into new experiences that will be remembered.

Operations - Stellar Software Network, Inc.
-------------------------------------------

    Stellar Software Network, Inc. is a provider of professional software services, offering custom software development, systems integration, onsite/offsite and offshore development. Stellar also provides both temporary and permanent IT staffing personnel.

Operations - Ascendant TSG
--------------------------

     Founded in 1992, Ascendant TSG is a Houston-based full service provider of quality collaborative e-business process software, process consulting, web development and hosting services.

Products and Services
---------------------

Stellar Software Network, Inc. - provides IT staffing and software development Ascendant TSG - provides business process consulting and information hosting services

The following entities were acquired by the Company during the 2005 fiscal year:

CoraZong Records -  provides music recording and distribution
R.S. Entertainment - provides independent film distribution and strategic film market development
WhiteCanyon, Inc. - provides software products WipeClean, WipeDrive Pro, SecureDrive, MediaWiper, IntelliMover, Recover My Files, and MyPasswordVault Channel Access, Inc. - offers marketing and distribution of software products

     We are in the process of seeking out additional acquisition candidates such that we can offer other services such as entertainment production financing, fashion merchandising and promotion, establishment of health and fitness venues, entertainment and education distribution venues and facilitation of live interactive events.

Marketing and Distribution
--------------------------

     Stellar and Ascendant TSG market their respective services to corporate customers. The potential customers are contacted by their marketing people who make proposals for services to be provided to the customers. In many cases the customers come to them and request the services based upon their past experience with the companies. During the 2004 fiscal year, our marketing efforts were minimal.

Material Contracts
------------------

     On July 15, 2004, we entered into a Consulting Agreement with Sunil Nariani, the president of Stellar, whereby Mr. Nariani will perform various consulting and administrative services for our Stellar subsidiary, in exchange for a fee of 3,529,412 shares of common stock, payable in installments of 294,117 shares per month. The term of this Agreement is one year, which will automatically renew unless prior written notice is given.

Recent Developments
-------------------

     On January 17, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation, in exchange for $1,260,000, payable in Series B Convertible Preferred Stock. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years. The transaction closed on February 11, 2005.

     As an additional stipulation of the Purchase Agreement, we agreed to provide Corazong with a $1,500,000 line of credit starting on March 15th, 2005 to be used to develop and market its catalog and to develop new talent and artists. We were not able to provide this funding by this date, and as a contractually negotiated consequence, we are paying an additional 1,000,000 shares of GK common stock per month until this funding can be provided.

     Corazong, formerly a privately held European company, released its first CD in 1999 and is now actively positioning its artists in the U.K, Belgium, Spain, Scandinavia and the German-speaking countries. Headquartered in the Netherlands, the company is branching out to Canada, Mexico and the U.S. where it will be launching its album catalog (currently at 75+ deep) in 2005. CoraZong's music catalog appraised at 1,500,000 euros or $1,991,101 US.

     On March 2, 2005, we purchased all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, for $1,000,000 in shares of our
Series B Convertible Preferred Stock.   We also agreed to provide R.S.
Entertainment with a $2,500,000 line of credit to be used for print and advertising movie for the films it distributes. By providing the print and advertising money for the films it distributes R.S. expects to retain a larger percentage of the box office and residual revenues from the films.

      As a condition of the purchase GKIS will provide an operating finance line of credit to RS-Sub to be used to develop and market its catalog and to develop new talent and artists. The line of credit will be $2,500,000 and is expected to be available upon GKIS's successful completion of its proposed financing. In the event that the line of credit is not available as of May 31, 2005, an additional 1,000,000 shares of GKIS common stock will be issued each month until the line of credit becomes available.

     The Sellers have the right to rescind this Agreement if line of credit is
not available after 120 days of the closing date.   Should this Agreement be
rescinded Sellers will return the GKIS shares received as part of the purchase price for the RS stock. Sellers shall retain any shares issued in connection with their employment with RS-Sub as liquidated damages. Neither party will have any additional rights, remedies, or obligations as to the other in case of recession of this Agreement.

     Specializing in the independent motion picture industry, R.S. provides theatrical film distribution services including strategic market development. RSE works with talented partners in creative advertising, media placement and public relations to achieve maximum box office return for their clients. The company also offers a complete distribution job for clients - whether the release is limited, regional or nationwide.

     The founders of R.S. Entertainment are Ron Rodgers and William R. (Randy) Slaughter. Each has over 35 yeas of theatrical distribution and marketing experience and has served in executive positions with some of the largest and most profitable independent production and distribution companies in America.

     On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we acquired 100% of the issued and outstanding common stock of White Canyon, Inc. "White Canyon" and Channel Access, Inc. "Channel Access". According to the terms of the Agreement, we issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into 800 shares of restricted common stock, or redeemed by us at $4.00 per share. Additionally, upon our completion of a stock-split, we will issue to the individuals an additional 20,000,000 (pre-split) shares of our common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs.

     Upon completion of a listing on the American Stock Exchange of GKIS but no later than September 30, 2005, we will redeem any unconverted shares of preferred stock at $4.00 per share. It is our present intention that, following the Closing Date, WhiteCanyon and Channel Access will operate as subsidiaries ("Subsidiaries") of GKIS. Also, the Sellers have the right to rescind this Agreement if any unconverted preferred shares are not redeemed by
September 30, 2005.   Should this Agreement be rescinded Sellers will return
the GKIS shares received as part of the purchase price for the WhiteCanyon and Channel Access stock. Sellers shall retain the 20,000,000 (pre split) common shares issued in connection with the Agreement as full liquidated damages.

     WhiteCanyon, Inc. is a provider of security software aimed at protecting individuals and businesses from personal identity theft and trade secret theft. WhiteCanyon's proven hard drive sanitizing software solution, WipeDrive, listed in the top five disk sanitizing tools by the U.S. Department of Defense, and individual file scanning and deletion utility, SecureClean, have increasingly become important additions to the software suites of individual users and corporate customers alike. WhiteCanyon's customer base spans individuals, small to medium-size businesses, Fortune 500 companies and government institutions. Its products can be found in leading retailers such as Staples, Best Buy, CompUSA, Fry's, Amazon.com, and MicroCenter.

      Channel Access specializes in marketing and distributing utility and personal productivity software products to retail stores in the United Sates and Canada. Channel Access also distributes utility software for GetData, an Australian software manufacturer.

Competitive Business Conditions
-------------------------------

     Ascendant TSG competes against a number of consulting companies for its services. Its competitors include the large international Public Accounting firms, such as Earnst & Young LLP, PriceWaterhouseCoopers, Deloitte Touche Tohmatsu, and KPMG. LLP. And it must manage not only its process but the quality of the staff used for ongoing processes to compete with larger companies.

     Stellar competes against several hundred small companies that provide foreign software developers on a contract basis. Not only must Stellar compete for contracts, there is competition for qualified staffing, both temporary and permanent. With the advancing technologies, both staffing and software development require advanced education techniques to keep up workforce productivity.

     Recording Artists Worldwide proposes to compete for the advertising dollars of nationally branded entities desiring to market to music fans. Recording Artists Worldwide proposes to compete indirectly with existing major record labels and independent production companies, as well as the distributors and retailers who make music available to the public. This also includes online vendors of downloadable music such as Apple and Best Buy.

Customers
----------

     During the year ended December 31, 2004, we generated a total of $181,450 in revenues through our Ascendant TSG subsidiary. Approximately 80% of Ascendant TSG's sales revenue in 2004 was generated through transactions with
a single entity, Sterling Chemicals, Inc.   On January 1, 2005 Sterling
Chemicals, Inc., terminated its relationship with Ascendant TSG. It is likely that Ascendant TSG will not remain profitable in 2005, nor will it generate revenues comparable to 2004, unless other customers can be secured.

     Stellar's customer list includes three entities comprising greater than 10% of total revenues each. These entities are PDS Information Services, Executive Software International, Inc. and Adea Solutions. In addition, Stellar has client relationships with some higher-profile entities such as Verizon, American Express, Hewlett-Packard, Perot Systems and Ericsson.

Intellectual Property and Proprietary Rights
--------------------------------------------

     We currently hold two registered U.S. trademarks. The mark "SMART ONE," Trademark Registration 2095594, was registered on September 9, 1997. The mark "SMART ENTERPRISE," Trademark Registration 2267846, was registered on August 3, 1999.

Research and Development
------------------------

     We have not performed any significant research or development of our technology in either of the last two fiscal years. We will need to raise additional capital to fund the research and development needed to make the technology fully functional and marketable.

Employees
---------

     As of December 31, 2004, we had 18 employees.

                           RISK FACTORS

     The risks and uncertainties described below are not the only ones we face and there may be additional risks that are not presently known or are currently deemed immaterial. All of these risks may impair business operations. Our present and proposed business operations are highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

     Our Auditors Have Issued a Going Concern Opinion

     The independent auditor's report states that our consolidated financial statements have been prepared assuming that we will continue as a going concern. And that, as discussed in Note 6 to the consolidated financial statements, our deficit in working capital and recurring losses raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We believe that the acquisition of additional profitable subsidiaries in 2005 will allow us to continue as a going concern.

     If we do not raise substantial capital in the near future, we will not be able to finalize our acquisitions, or move forward with our business acquisition strategy.

     Our acquisitions of Corazong, R.S. Entertainment and White Canyon are each contingent on us providing a substantial amount of cash. If we do not raise the required capital to finance the growth or in other cases redeem the preferred shares issued, the sellers may elect to unwind the transactions. If we do not raise these funds, our acquisitions may not close and we may not be able to pursue our business plan in the entertainment industry. Additionally, if we do not provide enough cash to close the acquisitions, we may also have to pay liquidated damages.

     We do not currently have an agreement to raise the necessary capital to Finalize our acquisitions. This capital may not be available on terms acceptable to us, or at all. If we do raise the required capital, our business may fail.

     If we do not raise substantial capital, we will not be able to fund our business plan.

     Over the course of the next twelve months, we anticipate that we will continue to move forward with our business plan which includes the acquisition of certain profitable business entities. Although we expect that these acquisitions will require consideration primarily in the form of common stock, they may also entail significant capital outputs. We believe the additional capital required to execute such transactions will be made available through the revenue streams of the acquired entities. However, despite the fact that we had recently acquired several new entities that have historically generated significant revenues and even reported overall net income from operations, we may still require additional capital in order to continue to expand our operations according to our business plan. Therefore, we will be dependent on funds raised through equity or debt offerings. Sufficient financing may not be available on terms favorable to us or at all. If these funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. If we do not obtain additional capital or are not able to increase cash flow, our business may fail.

     Our subsidiary Ascendant TSG lost a primary customer ,Sterling Chemcials, which accountanted for approximately 80% of Ascendant TSG's revenues. As of April 15, 2005, Ascendant TSG had not found other customers to replace those revenues. if it does not find new customers, will likely not be profitable and its business may fail.

     We need substantial capital to fund our business plan

     Over the course of the next twelve months, we anticipate that we will continue to move forward with our business plan which includes the acquisition of certain profitable business entities. Although we expect that these acquisitions will require consideration primarily in the form of common stock, they may also entail significant capital outputs. We believe the additional capital required to execute such transactions will be made available through the revenue streams of the acquired entities. However, despite the fact that we had recently acquired several new entities that have historically generated significant revenues and even reported overall net income from operations, we may still require additional capital in order to continue to expand our operations according to our business plan. Therefore, we will be dependent on funds raised through equity or debt offerings. Sufficient financing may not be available on terms favorable to us or at all. If these funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. If we do not obtain additional capital or are not able to increase cash flow, our business may fail. Also the terms of certain acquisitions provide that if we do not raise the required capital to finance the growth or in other cases redeem the preferred shares issued, the sellers may elect to unwind the transactions.

     Risk that our Common Stock may be deemed a "Penny Stock."

     Our common stock may be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks
(i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system, NASDAQ-listed stocks must still meet requirement (i) above; or (iv) of an issuer with net tangible assets of less than US$2,000,000, if the issuer has been in continuous operation for at least three years, or US$5,000,000, if in continuous operation for less than three years, or with average annual revenues of less than US$6,000,000 for the last three years.

     A principal exclusion from the definition of a penny stock is an equity security that has a price of five dollars or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this report our common stock has a price less than five dollars.

     If our common stock is at any time deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in our common stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

     Competition.

     There are several corporations, firms, and individuals engaged in the type of business activities in which we are presently engaged. Many of these entities are more experienced and possess substantially greater financial wherewithal, and technical and personnel resources than either we or our subsidiaries do. Some of our competitors have longer operating histories. In addition, certain of our competitors offer a wider range of products than us, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Certain of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby making it difficult for us to gain market share. Such competitors could conduct more extensive promotional activities and offer better terms and lower prices to customers than we can.

     In certain instances, we are competing with such organizations for the same customers. In addition, competition among software developers exists for experienced technical and other personnel. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition, and operating results. While we hope to be competitive with other companies, there can be no assurance that such will be the case.

     Competition - Film and Music Production.

     As independent music labels create profitability or significant market share, a huge conglomerate company buys it and with the current Oligopoly in the music industry narrowing, the competition becomes more intense. With the huge merger between EMI and Time Warner, the Big Six has become the Big Five, further intensifying efforts to compete for smaller, independent labels. Technology is another major factor in determining which companies will become the leaders. Only those with major funding will be able to stay ahead and predict rising trends for new technologies and compete with the major conglomerates.

     In film distribution, the sexopoly of Viacom, Fox, NBC Universal, Time Warner, Sony and Disney present pervasive cooperation that prevents competition from smaller companies in established markets. The creation of "clearinghouses" further pressures competition as the larger studios have become owners of intellectual copyrights, distributors for those same rights and banks for the creation of future rights. Without ample funding dollars, the smaller distribution houses, including our own, must compete for a smaller portion of entertainment dollars.

     Volatile and Limited Market for Common Stock.

     The market price of our Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which are beyond our control. In addition, there have been large price and volume fluctuations in the stock market, which have affected the market prices of securities of many companies, often unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and diversion of our attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

     Dependence on Key Employees and Need for Additional Management and
     Personnel.

     Historically, we have been heavily dependent on the ability of Gary F. Kimmons who has contributed essential technical and management experience.
The loss of Mr. Kimmons' services would have a material adverse effect on our business. However, Mr. Kimmons' interests are closely aligned with those of the Company due to his large ownership interest in the Company. We may not be able to employ qualified persons on acceptable terms to replace Mr. Kimmons should he become unavailable.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of its management team by adding new members. Our success will depend to a large degree upon our ability to identify, hire and retain additional qualified personnel, particularly those in the field of computer programming. We may not be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

     Risks Associated with Acquisitions.

     We may acquire other companies or technologies and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets; and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations.

     We may not be able to integrate successfully any operations, personnel, services or products that we might acquire in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results. We have established a number of strategic relationships with online and Internet service providers and software and information service providers. Additionally, there can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. The Company may not develop any new such relationships in the future.

     Our future revenues, if any, and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful and they should not be relied on as any indication of future performance. Our future annual operating results may not consistently meet the expectations of investors, which in turn may have an adverse effect on the market price of our Common Stock.

     Risks Associated with Significant Fluctuations in Annual Operating
     Results.

     We expect to experience large fluctuations in future operating results that may be caused by many factors, including the timing of introductions or enhancements to our products and services; market acceptance of such newly introduced or upgraded products or services; the pace of development of the market for the our products or services; changes in our corporate strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions.

     Risks Associated with Management of a Changing Business.

     We expect operating expenses and staffing levels to increase substantially in the future. In particular, we intend to hire a significant number of additional skilled personnel, including persons with experience in software development, marketing and sales. Competition for such personnel is intense, and there can be no assurance that the Company will be able to find or keep additional suitable persons in the future. The Company expects that future expansion will continue to challenge the Company's ability to successfully hire and retain associates.

     If our revenues do not keep up with operating expenses, our production and release of new and upgraded products do not meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or the Company fails to manage the Company's expansion effectively, there could be a material adverse effect on the Company's business, financial condition and operating results. The rapid growth in the use and demand for the Company's software products may strain the Company's ability to adequately expand.

     Risks Associated with Delays in Introduction of New Services.

     In 2004, 100% of our revenues were derived from providing services to our customers - we did not derive revenues from the sale of products in 2004. However, our future success depends in part on our ability to develop and enhance our products and services. There are significant technical risks in the development of new products or enhanced services. There can be no assurance that we will be successful in achieving any of the following: effectively using new technologies; adapting our products and services to emerging industry standards; developing, introducing and marketing the enhancements or new product and services. We may also experience difficulties that could delay or prevent the development, introduction or marketing of any new products or services. Additionally, any new products or services may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

     Risks Associated with Dependence on Intellectual Property Rights.

     We hold registered copyrights for the marks "Smart One" and "Smart Enterprise." We intend to seek additional copyright and trademark protection of our trade names and products. Our ability to compete depend to a degree on our name and product recognition. Accordingly, we expect to rely on copyright, trade secret and trademark law to protect our product and brand names of products or under which we conducts business. Effective trademark protection may not be available for our trademarks. We may not be able to secure significant protection for our trademarks.

     Policing unauthorized use of the our technology is made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of software or other data. The laws of other countries may afford us little or no effective protection for our intellectual property.

     There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights; protect our trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Entering New Markets.

     One element of the our strategy is to leverage the branding of product names that the we provides. No assurance can be given that we will be able to compete successfully in any such new markets. There can be no assurance that our marketing efforts or our pursuit of any new opportunities will be successful. If our efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

     New and Uncertain Markets and Technology; Unproven Market Acceptance.

     Factors that may adversely affect our operating results include, but are not limited to, our ability to attract consumers/users at a steady rate and maintain consumer/user satisfaction, our ability to maintain or increase sales productivity, the introduction of new or enhanced sites and services, the amount of expenditures for online advertising by businesses, the level of use of online services and consumer acceptance of the Internet for services such as those we offer, our ability to upgrade and develop its systems and the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure and general economic conditions. The markets for our products and services have only recently begun to develop, are rapidly changing and are characterized by low barriers to entry. There can be no assurance that the markets for our products and services will develop at the pace anticipated and even if the market emerges that it will become economically sustainable. Additionally, it is becoming increasingly important that strategic relationships with larger, more financially sound, and well-known entities be entered into to obtain exposure to a large number of users, sponsors and advertisers. There is no assurance that these strategic relationships can be developed and agreements entered into.

     Substantial Future Sales of Stock; Dilution.

     We anticipate that we will have to issue substantial amounts of our stock, common or preferred. Sales of substantial amounts of stock will have a material dilutive effect on shareholders. Additionally, it may be necessary to offer warrants or options to raise additional capital. All of these issuances will dilute the holdings of existing shareholders thereby reducing such holder's percentage ownership.

     Risk of Technological Obsolescence.

     We operate in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other producers, large companies, joint ventures, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than we do, and many have substantially greater experience in conducting testing, manufacturing and marketing of products. These entities represent significant long-term competition for us. There can be no assurance that developments by others will not render our technologies and future products obsolete or noncompetitive. In addition, our competitors might succeed in developing technologies and products that are more effective than those that are being developed by us or that would render our technology and products obsolete or noncompetitive. See "Business - Competitive Business Conditions."

     Decreasing Prices for Software.

     In the last few years the average price for some categories of software have fallen tremendously. If this trend should affect our software, the traditionally high margins will be eroded which will be passed on to us in the form of lower revenues. There can be no guarantee that the price of the software utilizing our technology will not decline over the short-term future. Further, competition may cause us or those who utilize our technologies to lower prices in the future. It is difficult to raise prices in the industry even if internal costs increase.

     Technology Changes in the Software Industry are Rapid.

     In the past few years software has been produced on different media and in a matter of a few short years the industry has seen its software go from floppy disk to CD-ROM to being offered online. It cannot be known if we will be able to rapidly and effectively make the necessary adjustment with our business practices to keep pace and stay competitive in the marketplace.

     Limited Current Sales and Marketing Capability.

     We have limited experience in sales, marketing and distribution. To market our products and services, we must both hire and retain the necessary personnel to distribute and market the product or enter into collaborative arrangement or distribution agreements with third parties who will market such products or develop its own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that we will be able to hire or retain the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which we enter into agreements will be successful.

     History of Losses; Uncertainty of Future Profitability.

     From our inception in October, 1993 through December 31, 2004, we have an accumulated stockholders' deficit totaling approximately $45,900,000, and have reported a net loss in each of the past several years. Despite our history of losses, management believes that the recent acquisitions of operating companies will result in the overall profitability of the consolidated entity. Although we believe these acquisitions will significantly strengthen our financial position, the realization of our plan of operation may require the commitment of substantial capital resources, to be used to consummate business acquisitions and to increase advertising, marketing, and additional development activities. These expenditures are expected to be substantial in size, and may result in continued losses over the next years. We may incur substantial and continuing net losses and we may never reach profitability. Furthermore, our products and services may not meet the expectations and effectiveness required to be competitive in the market place, we may not enter into arrangements for product development and commercialization, we may not be able to successfully market our products, and our products may not achieve customer acceptance.

Item 2.    Description of Property.

      On October 1, 2004, we entered into a sublease agreement with 432 Group, LLC to lease office space at in New York, NY. The term of the lease began October 1, 2004 and ends on October 31, 2005. Monthly rent on the office space totals $2,250. However, 432 Group granted us a temporary rent credit of $1,125 for the months of October through December 2004, which total temporary rent credit of $3,375 will be payable in equal monthly installments over the immediately subsequent 10 months. Accordingly, the monthly rent for January 2005 through October 2005 shall be 2,588.

Item 3.   Legal Proceedings.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

     Awalt Group, Inc. Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section
16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 but the plaintiffs have indicated the intention of re-filing in state court.

     11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We intend to defend the lawsuit, deny breach of the alleged lease agreement and further intend to defend under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The suit was served on April 13, 2004 and no discovery has been conducted by either side.

     Marathon Oil Company. A default judgment was taken against us in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later.

     We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2004.

                             PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

     Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "GKIG.OB". The shares are thinly traded and a limited market presently exists for the shares.

The following table describes, for the respective periods indicated, the prices of GK Intelligent Systems, Inc. common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by Pink Sheets LLC, the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium.


     Fiscal 2004              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.07         $0.03
     Second Quarter   (1)     $0.07         $0.03
     Third Quarter (1)        $0.05         $0.02
     Fourth Quarter (1)       $0.04         $0.02


     Fiscal 2003              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.15         $0.10
     Second Quarter   (1)     $0.16         $0.10
     Third Quarter (1)        $0.16         $0.05
     Fourth Quarter (1)       $0.20         $0.06


     Holders

     There were approximately 249 holders of record of our Common Stock as of April 13, 2005.

     Dividends

     We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     During the quarter covered by this report ended December 31, 2004, we issued unregistered and restricted shares of our common stock in the following transactions:

     1. In October 2004, we issued 294,117 shares of common stock for services rendered at $0.04 per share, and an additional 33,583,331 shares for services at $0.03 per share.

     2. In November, 2004, we issued 294,117 shares of common stock for services rendered at $0.03 per share.

     3. In December 2004, we issued 53,088,234 shares of common stock for services rendered at $0.02 and $0.03 per share.

     With respect to the issuances of our common stock described above, we relied on the Section 4(2) and/or 4(6) exemptions from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to sophisticated and/or accredited investors.

     The securities were sold directly by us without the payment of any commissions or other offering compensation. No underwriters were engaged to sell the securities offered.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on our fiscal calendar.

     Results of Operations

     Net revenues for the years ended December 31, 2004 and 2003 were $953,381 and $-0-, respectively. These increases resulted from the acquisitions of Stellar ($720,279) and Ascendant TSG ($233,102). We had cost of sales of $679,596 in 2004 compared to $-0- in 2003. These increases resulted from the acquisitions of Ascendant TSG, Inc. ($80,573) and Stellar Software Networks, Inc. ($599,023) in 2005. We had operating expenses of $5,791,537 for the year ending December 31, 2004 compared to $1,282,364 for 2003. The increase of $4,509,173 was due chiefly to the issuance of common stock, stock options, and warrants to various consultants in connection with our acquisitions and financing efforts and also the amortization of previously issued instruments in the current year. In addition, we elected to fully-impair the goodwill associated with our acquisition of Ascendant TSG, Inc. This impairment resulted in an impairment expense of $1,584,865.

     We had interest expense of $79,357 for the year ended December 31, 2004 compared to $174,032 for 2003. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The decrease in interest expense was the result of us negotiating settlements to release portions of our debts. During the years ended December 31, 2004 and, we recorded a gain on release of debt due to the passing of the statute of limitations for liabilities incurred prior to our ceasing operations in 1999. The gain was $966,581 in 2004 compared to $2,220,782 in the preceding year. Excluding these non cash gains our net losses would have been $1,392,608 in 2003 compared to a loss of $5,538,542 in 2004.

     Liquidity

     During the year ended December 31, 2004, we used cash of $758,886 in our operations compared to $257,723 in 2003. We received $514,998 cash from the sale of our common stock in 2004 compared to $250,000 in 2003. We borrowed $251,614 in 2004 and $46,000 in 2003. Of this amount, $154,614 was borrowed from related parties. We made repayments on loans totaling $68,812 in 2004 compared to $53,746 in 2003.

     We had cash on hand of $54,096 as of December 31, 2004 and $97 at December 31, 2003.

     Trends and Uncertainties

     We estimate that we will require approximately $1,000,000 of additional operating capital in order for us to complete our pending acquisitions. We are currently seeking additional capital through placements of our equity or debt. We may not locate such financing on terms acceptable to us or at all.

     We have also committed to raising operating and growth capital for our newly acquired subsidiaries or for redemption of preferred stock as follows:

     1) WhiteCanyon                 $4,000,000
     2) CoraZong                    $1,500,000
     3) R.S.                        $2,500,000

     On January 1, 2005 Sterling Chemicals, Inc., terminated its relationship with Ascendant TSG, Inc. It is likely that Ascendant TSG will not remain profitable in 2005 unless other customers can be secured.


Item 7.     Financial Statements.

     The financial statements filed as a part of this report include:

     Index to Consolidated Financial Statements..........................F-2
     Report of Independent Registered Public Accounting Firm.............F-3
     Consolidated Balance Sheet as of December 31, 2004 .................F-4
     Consolidated Statements of Operations for the years ended
       December 31, 2004 and 2003........................................F-5
     Consolidated Statements of Stockholders' Equity for the years
        Ended December 31, 2004 and 2003.................................F-6
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2004 and 2003.......................................F-10
     Notes to Consolidated Financial Statements.........................F-12

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

                         C O N T E N T S


Report of Independent Registered Public Accounting Firm............. F-3

Consolidated Balance Sheet.......................................... F-4

Consolidated Statements of Operations............................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)........... F-6

Consolidated Statements of Cash Flows............................... F-10

Notes to the Consolidated Financial Statements...................... F-12

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     --------------------------------------------------------

To the Board of Directors
GK Intelligent Systems, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of GK Intelligent Systems, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GK Intelligent Systems, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company's deficit in working capital and recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2005

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet

                              ASSETS


                                                              December 31,
                                                                  2004
                                                              -------------
CURRENT ASSETS

   Cash                                                       $     54,096
   Accounts receivable                                             183,104
   Other current assets                                              3,473
                                                              -------------

     Total Current Assets                                          240,673
                                                              -------------

FIXED ASSETS, NET (Note 2)                                           9,964
                                                              -------------
OTHER ASSETS

   Goodwill                                                        136,839
                                                              -------------

     Total Other Assets                                            136,839
                                                              -------------

     TOTAL ASSETS                                             $    287,476
                                                              =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable (Note 3)                                  $    257,548
   Accounts payable - related parties (Note 3)                       3,697
   Accrued expenses (Note 4)                                       777,634
   Accrued expenses - related parties (Note 5)                      65,681
   Notes payable (Note 2)                                          164,000
   Notes payable - related parties (Note 2)                        232,421
                                                              -------------

     Total Current Liabilities                                   1,500,981
                                                              -------------

     TOTAL LIABILITIES                                           1,500,981
                                                              -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
     at $0.001 par value; no issued and outstanding                      -
   Common stock authorized: 275,000,000 common shares at $0.001
     par value; 222,546,147 shares issued and outstanding          222,546
   Additional paid-in capital                                   46,590,506
   Stock subscriptions receivable                                 (500,000)
   Accumulated deficit                                         (47,426,557)
                                                              -------------

     Total Stockholders' Equity (Deficit)                       (1,113,505)
                                                              -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $    387,476
                                                              =============




      The accompanying notes are an integral part of these consolidated financial statements.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations



                                                     For the Years Ended
                                                         December 31,
                                                 ---------------------------
                                                       2004         2003
                                                 ------------- -------------

REVENUES                                         $    953,381  $          -

  Cost of sales                                       679,596             -
                                                 ------------- -------------
  Gross margin                                        273,785             -
                                                 ------------- -------------
OPERATING EXPENSES

  Depreciation and amortization                         2,049             -
  Impairment of goodwill (Note 11)                  1,584,865             -
  Payroll expenses                                    707,633       248,874
  Professional fees                                 3,354,318       885,169
  General and administrative                          142,672       148,321
                                                 ------------- -------------

     Total Operating Expenses                       5,791,537     1,282,364
                                                 ------------- -------------

LOSS FROM OPERATIONS                               (5,517,752)   (1,282,364)
                                                 ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense and loan discount fees             (79,357)     (174,032)
  Gain on release of debt (Note 9)                    966,581     2,220,782
  Gain (loss) on extinguishment of debt (Note 9)      (26,298)       60,788
                                                 ------------- -------------

     Total Other Income (Expense)                     860,926     2,107,538
                                                 ------------- -------------

NET INCOME (LOSS)                                  (4,656,826)      825,124

DIVIDENDS ON PREFERRED STOCK                                -             -
                                                 ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                             $ (4,656,826) $    825,174
                                                 ============= =============

BASIC INCOME (LOSS) PER SHARE                    $      (0.05) $       0.03
                                                 ============= =============

FULLY DILUTED INCOME (LOSS) PER SHARE            $      (0.05) $       0.03
                                                 ============= =============
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                87,679,854    24,058,866
                                                 ============= =============
FULLY DILUTED WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                           87,679,854    30,958,916
                                                 ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.


                   GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity




                            Preferred Stock      Common Stock       Additional
                           ----------------- ---------------------- Paid-in       Subscription Unearned      Accumulated
                            Shares   Amount    Shares      Amount   Capital       Receivable   Compensation  Deficit
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------
Balance, December 31, 2002       -  $     -   20,795,039  $ 20,795  $ 39,136,730  $         -  $    (46,900) $(43,594,905)

Warrants issued for
conversion of debt in
January 2003                     -        -            -         -       130,000            -             -             -

Common stock issued in
February 2003 for services
at $0.17 and $0.12 per share     -        -      275,000       275        42,475            -             -             -

Common stock issued in
February 2003 for conversion
of debt at $0.17 per share       -        -      588,235       588        99,412            -             -             -

Common stock issued in
March 2003 for services at
$0.16 per share                  -        -      520,000       520        82,680            -             -             -

Amortization of unearned
compensation                     -        -            -         -             -            -        46,900             -

Common stock issued in April
2003 for cash at $0.25 per
share                            -        -      550,000       550       136,950            -             -             -


Common stock issued in April
2003 for services at $0.15
per share                        -        -      100,000       100        14,900            -             -             -

Common stock issued in May
2003 for the conversion of
debt and for services at
$0.15 per share                  -        -      500,000       500        74,500            -             -             -

Common stock issued in June
2003 for conversion of debt
at $0.18 per share               -        -       33,000        33         5,907            -             -             -
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance Forward                  -  $     -   23,361,274  $ 23,361  $ 39,723,554  $         -  $          -  $(43,594,905)
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                        F-6


                   GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)




                            Preferred Stock      Common Stock       Additional
                           ----------------- ---------------------- Paid-in       Subscription Unearned      Accumulated
                            Shares   Amount    Shares      Amount   Capital       Receivable   Compensation  Deficit
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------
Balance Forward                  -  $     -   23,361,274  $ 23,361  $ 39,723,554  $         -  $          -  $(43,594,905)

Common stock issued in
June 2003 for services at
$0.16 per share                  -        -      805,000       805       127,995            -             -             -

Common stock issued in
July 2003 for cash at $0.25
per share                        -        -      350,000       350        87,150            -             -             -

Common stock issued in
August 2003 for services
at $0.15 per share               -        -      300,000       300        44,700            -             -             -

Common stock issued in
September 2003 for services
at $0.10 and $0.15 per share     -        -    1,400,000     1,400       198,600            -      (194,300)            -

Common stock issued in
September 2003 for the
conversion of debt at
$0.17 per share                  -        -      500,000       500        49,500            -             -             -

Common stock issued in
October 2003 for services
at $0.14 and $0.20 per share     -        -      750,000       750       119,250            -             -             -

Common stock issued in
November 2003 for cash at
$0.25 per share                  -        -      100,000       100        24,900            -             -             -

Common stock issuances
cancelled in November 2003       -        -   (1,910,000)   (1,910)      (23,690)           -             -             -
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance Forward                  -  $     -   25,656,274  $ 25,656  $ 40,351,959  $         -  $   (194,300) $(43,594,905)
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.


                   GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)



                            Preferred Stock      Common Stock       Additional
                           ----------------- ---------------------- Paid-in       Subscription Unearned      Accumulated
                            Shares   Amount    Shares      Amount   Capital       Receivable   Compensation  Deficit
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------
Balance Forward                  -  $     -   25,656,274  $ 25,656  $ 40,351,959  $         -  $   (194,300) $(43,594,905)

Common stock issued in
November 2003 for services
at $0.10 per share               -        -    1,160,000     1,160       134,840            -             -             -

Common stock issued in
December 2003 for services at
$0.08 and $0.09  per share       -        -      745,830       746        63,379            -             -             -

Warrants issued as
compensation to a director       -        -            -         -        24,000            -             -             -

Amortization of unearned
compensation                     -        -            -         -             -            -        59,300             -

Net income for the year
ended December 31, 2003          -        -            -         -             -            -             -       825,174
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance, December 31, 2003       -        -   27,562,104    27,562    40,574,178            -      (135,000)  (42,769,731)

Common stock issued for
services at $0.05 and $0.04
per share in  March, 2004        -        -   25,811,788    25,812       944,524            -             -             -

Common stock issued on
exercise of options at $0.08
per share in  April, 2004        -        -    6,944,444     6,944       493,054      (10,000)            -             -

Common stock issued for
cash at $0.02 per share
in April, 2004                   -        -    1,388,888     1,389        23,611            -             -             -

Common stock issued for
debt at $0.05 per share
in April, 2004                   -        -    2,586,549     2,586       126,741            -             -             -
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance forward                  -  $     -   64,293,773  $ 64,293  $ 42,162,108  $   (10,000) $   (135,000) $(42,769,731)
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                        F-8

                   GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)


                            Preferred Stock      Common Stock       Additional
                           ----------------- ---------------------- Paid-in       Subscription Unearned      Accumulated
                            Shares   Amount    Shares      Amount   Capital       Receivable   Compensation  Deficit
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------
Balance Forward                  -  $     -   64,293,773  $ 64,293  $ 42,162,108  $   (10,000) $   (135,000) $(42,769,731)

Common stock issued for
services at $0.05 per share
in April, 2004                   -        -    4,672,726     4,673       228,964            -             -             -

Common stock issued for
services at $0.05 per
share in May, 2004               -        -      133,333       133         6,533            -             -             -

Common stock issued for
services at $0.05 and $0.04
per share in  June, 2004         -         -   4,518,870     4,519       186,236            -      (160,079)            -

Common stock issued in
acquisition of Stellar
Software Networks, Inc.          -         -   8,025,211     8,025       182,975            -             -             -

Common stock issued for
services at $0.03 per
share in July, 2004              -         -   1,155,462     1,156        33,508            -             -             -

Common stock issued in
acquisition of Texas
Source Group, Inc.               -         -  42,857,143    42,857     1,457,143            -             -             -

Common stock issued for
debt at $0.04 per share
in August, 2004                  -         -     250,000       250         9,750            -             -             -

Common stock issued for
services at  $0.04 and 0.02
per share in  August, 2004       -         -   8,379,831     8,380       270,814            -       (96,000)            -

Common stock issued for
services at $0.04 per share
In September, 2004               -         -   1,294,117     1,294        50,471            -        (5,434)            -

Cash received on
subscription receivable          -         -           -         -             -       10,000             -             -

Common stock issued on
immediate exercise of
options at $0.03 per
share in October, 2004           -         -  16,666,665    16,667       483,333     (500,000)            -             -
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance forward                  -  $     -  152,247,132  $152,247  $ 45,071,833  $  (500,000) $   (892,630) $(42,769,431)
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                        F-9

                   GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Continued)






                            Preferred Stock      Common Stock       Additional
                           ----------------- ---------------------- Paid-in       Subscription Unearned      Accumulated
                            Shares   Amount    Shares      Amount   Capital       Receivable   Compensation  Deficit
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------
Balance Forward                  -  $     -   152,247,132 $152,247  $ 45,071,833  $  (500,000) $   (892,630) $(42,769,731)

Common stock issued for
services at $0.03 and $0.04
per share in  October, 2004      -        -    17,210,782   17,211       502,054            -      (507,500)            -

Common stock issued for
services at $0.03 per share
in November, 2004                -        -       294,117      294         8,529            -             -             -

Common stock issued for
services at $0.03 and $0.02
per share in December, 2004      -        -    52,794,117   52,794     1,008,090            -             -             -

Amortization of unearned
compensation                     -        -             -        -             -            -     1,400,130             -

Net loss for the year ended
December 31, 2004                -        -             -        -             -            -             -    (4,656,826)
                           -------- -------- ------------ --------- ------------- ------------ ------------- -------------

Balance, December 31, 2004       -  $     -   222,546,148 $222,546  $ 46,590,506  $  (500,000) $          -  $(47,426,557)
                           ======== ======== ============ ========= ============= ============ ============= =============


The accompanying notes are an integral part of these consolidated financial statements.



             GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows





                                                                   For the Years Ended
                                                                       December 31,
                                                              -----------------------------
                                                                    2004          2003
                                                              -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                            $  (4,656,826) $     825,174
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
   Depreciation and amortization                                      2,049              -
   (Gain) loss on release of debt                                  (966,581)    (2,220,782)
   (Gain) loss on extinguishments of debt                            26,298        (60,788)
   Amortization of unearned compensation                          1,400,130        106,200
   Impairment of goodwill                                         1,584,865              -
   Issuance of common stock, options and warrants for services    1,926,918        695,423
 Changes in assets and liabilities:
   Increase in accounts receivable                                  (45,115)             -
   (Increase) decrease in other current assets                        3,003         (6,476)
   Increase in accounts payable and accrued expenses                 57,220         18,225
   Increase in accrued liabilities - related parties                (90,847)       385,301
                                                              -------------- --------------

      Net Cash Used by Operating Activities                        (758,886)      (257,723)
                                                              -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                      -              -
                                                              -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                       514,998        250,000
 Proceeds from issuance of notes payable                             97,000         46,000
 Payments on notes payable                                          (14,512)             -
 Proceeds from notes payable - related party                        154,614              -
 Payments on notes payable- related party                           (54,300)       (53,746)
 Cash received on acquisition of subsidiaries                       105,085              -
 Cash received on subscription receivable                            10,000              -
                                                              -------------- --------------

      Net Cash Provided by Financing Activities                     812,885        242,254
                                                              -------------- --------------

NET INCREASE (DECREASE) IN CASH                                      53,999        (15,469)

CASH AT BEGINNING OF PERIOD                                              97         15,566
                                                              -------------- --------------

CASH AT END OF PERIOD                                         $      54,096  $          97
                                                              ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.



             GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Continued)




                                                                   For the Years Ended
                                                                       December 31,
                                                              -----------------------------
                                                                    2004          2003
                                                              -------------- --------------

SUPPLIMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

 Cash Paid For:

   Income taxes                                                $          -  $           -
   Interest                                                    $          -  $       2,255

 Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                                $    276,968  $     304,492
   Common stock, warrants, and options issued for services     $  1,926,918  $     695,423
   Common stock issued for acquisitions of subsidiaries        $  1,691,000  $           -




The accompanying notes are an integral part of these consolidated financial statements.



          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of GK Intelligent Systems, Inc. ("GK") and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. Collectively, these entities are referred to as "the Company". The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.

a.  Business

GK Intelligent Systems, Inc. ("the Company"), is an operating entity incorporated in Delaware in 1988, under the name "Technicraft Financial, Ltd." Pursuant to an agreement effective August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and, the Company changed its name to GK Intelligent Systems, Inc. Through 1999 the company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data.

In June 2002, the Company, which had been dormant for three years, commenced the process of reestablishing business operations. During 2003, the Company formed three new wholly-owned subsidiary companies, Smart One Learning Systems, Inc. (SOLS), Recording Artists Worldwide, Inc. (RAWW) and True Baseball Club, Inc. (TBC) all for the purpose of providing various business opportunities and uses for the Company's software and products. As of December 31, 2004, none of these subsidiaries have conducted any formal business operations.

On July 16, 2004, the Company issued 8,025,211 restricted shares of common stock to an unrelated individual in connection with the acquisition of Stellar Software Network, ("Stellar"). Stellar is a provider of professional software services, offering custom software development, systems integration, and IT staffing services.

On August 17, 2004, the Company issued 42,857,143 shares of common stock in the acquisition of Texas Source Group, Inc., dba Ascendant TSG, ("TSG"). TSG is a Houston-based full-service provider of collaborative e-business process software, process consulting, and web development and hosting services.

Currently, the Company has initiated a merger and acquisition strategy with a focus on business opportunities in the music and entertainment markets. A primary aspect of this strategy is serving as a holding company that acquires private operating entities interested in growing and that view the public venue as a viable strategy for securing growth capital and professional support.

The Company currently operates through its wholly-owned subsidiaries in the technology staffing and software support industries.

b.  Accounting Method

The Company has adopted a calendar year-end. The Company's consolidated financial statements are prepared using the accrual method of accounting.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

c. Income (Loss) Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted income (loss) per share calculations are not presented for year in which a loss is incurred as any stock equivalents are antidilutive in nature. The Company has excluded 4,500,050 of common stock equivalents at December 31, 2004, and has included 6,900,050 of common stock equivalents at December 31, 2003.

                                                For the Year Ended
                                                December 31, 2004
                                       -------------------------------------
                                          Income      Shares      Per Share
                                       (Numerator) (Denominator)    Amount
                                       ------------ ------------ ------------
      Basic                            $(4,656,826)  87,679,854  $   (0.05)
                                       ============ ============ ============
      Fully Diluted                    $(4,656,826)  87,679,854  $   (0.05)
                                       ============ ============ ============

                                                For the Year Ended
                                                December 31, 2003
                                       --------------------------------------
                                          Income      Shares       Per Share
                                       (Numerator) (Denominator)    Amount
                                       ----------- ------------- ------------

      Basic                            $  825,174    24,058,866  $     0.03
                                       =========== ============= ============
      Fully Diluted                    $  825,174    30,958,916  $     0.03
                                       =========== ============= ============

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

e. Principles of Consolidation

The consolidated financial statements presented are those of GK Intelligent Systems, Inc. and its wholly-owned operating subsidiaries, Stellar Software Network ("Stellar") and Texas Sourc Group, Inc., dba Ascendant TSG. ("TSG"). The Company's other wholly-owned subsidiaries, Smart One Learning Systems, Inc. (SOLS), Recording Artists Worldwide, Inc. (RAWW) and True Baseball Club, Inc. (TBC), have not yet conducted any formal business operations. All significant intercompany transactions have been eliminated.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

f. Revenue Recognition

During the year ended December 31, 2004 the Company earned revenues from technical staffing and general business support services. The Company recognizes such revenues when services have been performed, collections are reasonably assured and no further obligations exist for the Company.

g. New Accounting Pronouncements

The Company anticipates adopting the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised
2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

g.   Newly Issued Accounting Pronouncements (Continued)

FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

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

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                                        2004         2003
                                                  ------------- --------------
      Deferred tax assets:
        NOL Carryover                             $ 12,509,980  $  12,300,035
        Related Party                                   39,700         50,160
                                                  ------------- --------------
                                                    12,549,680     12,350,195
      Deferred tax liabilities:
        Deferred compensation                                -              -
        Related party                                        -              -

      Valuation allowance                          (12,549,680)   (12,350,195)
                                                  ------------- --------------
      Net deferred tax asset                      $          -  $           -
                                                  ============= ==============

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

h. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                   2004          2003
                                             -------------- --------------
     Book income (loss)                      $  (2,011,170) $     321,820
     Other                                           1,525            867
     Impairment                                    618,095              -
     Related party accruals                              -        (59,880)
     Stock for services / options expense        1,151,325        271,215
     Late fees                                      30,490              -
     Loss on debt                                   10,250              -
     NOL Utilization                                     -       (534,022)
     Valuation allowance                           199,485              -
                                             -------------- --------------
                                             $           -  $           -
                                             ============== ==============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $32,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company had no significant advertising expense for the years ended December 31, 2004 and 2003.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

k. Computer Software Costs

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

l. Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

m.  Stock-Based Compensation

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

NOTE 2 - NOTES PAYABLE

At December 31, 2004, the Company had various unsecured notes payable totaling $396,421, of which $232,421 was with related parties, bearing imputed interest rates from 10% to 18% per annum. These notes payable are due on demand.

Interest expense related to these notes payable for the years ended December 31, 2004 and 2003 was $79,357 and $56,610, respectively.

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable consists of normal trade and operating liabilities incurred since the Company recommenced operations in 2002. Accounts payable incurred prior to the Company ceasing its operations in June 1999 have been outstanding for periods exceeding the statute of limitations of 4 years and have been determined to be extinguishable and written off as of December 31, 2003. Accordingly, a gain of $1,100,753 was recognized during the year ended December 31, 2003 on the statutory release of these old accounts payable.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2004 consist of the following:

     Accrued interest         $ 295,984
     Judgments                  445,542
     Accrued payroll taxes       36,108
                              ---------
                              $ 777,634
                              =========

Accrued liabilities amounting to $1,120,029 originating prior to the Company ceasing its operations in June 1999 were written off in December 31, 2003 and were included as part of the gain on release of debt for the year ended December 31, 2003 on the same basis as accounts payable as discussed in Note
3. During the 2004 fiscal year, the Company wrote-off $269,542 in accrued interest and $31,347 in accrued interest due to related parties relating to notes payable and notes payable to related parties, which were also written-off during the year. Of the Company's $966,581 gain on release of debt, an aggregate $300,889 pertained to accrued interest and accrued interest payable to related parties.

NOTE 5 - ACCRUED LIABILITIES - RELATED PARTIES

Accrued liabilities due to related parties at December 31, 2004 consists of accrued interest on notes payable - related parties of $65,681.

NOTE 6 - GOING CONCERN

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In July 1999, the Company was named as a defendant in a lawsuit, Marathon Oil Company v. GK Intelligent Systems, Inc. The plaintiff alleged that the Company failed to pay rent under a lease for office space and was seeking to recover rental payments in the amount of $78,554. Additionally, the plaintiff was seeking future rental payments, court costs as well as attorney's fees.
On August 31, 1999, a default judgment was entered against the Company in the amount of $326,943 plus attorney's fees of $7,500. The plaintiff subsequently took possession of the Company's assets and sold them for approximately $28,000. The Company accrued $306,444 for the judgment and applicable costs in accrued liabilities.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On February 10, 2000, the Texas Workforce Commission placed an administrative lien on the Company in the amount of $109,024. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount is included in accrued liabilities at December 31, 2004.

On March 3, 2002, a judgment was entered against the Company in favor of Fidelity Leasing in the amount of $29,854 in damages, fees and costs, and it is subject to interest. As of the date of this filing the Company has no evidence to show that this lien has been released. This amount is included in accrued liabilities at December 31, 2004.

Employment Agreement
--------------------

On February 1, 2003, the Company entered into a new employment agreement with its president, Mr. Gary Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of 110% of the closing market price on the date of grant. Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all
unvested warrants will become immediately vested and exercisable.   The
Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement (Continued)
--------------------------------

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

On July 15, 2004, the Company entered into a Consulting Agreement with Sunil Nariani, whereby Mr. Nariani will perform various consulting and administrative services for the Company's Stellar subsidiary, in exchange for a fee of 3,529,412 shares of common stock, payable in installments of 294,117 shares per month. The term of this Agreement is one year, which will automatically renew unless prior written notice is given. Mr. Nariani was the sole owner and executive officer of Stellar at the time the Company acquired Stellar.

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 8 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of the Company's outstanding incentive and compensation stock options warrants as of December 31, 2004 and 2003 and changes during the years ended December 31, 2004 and 2003 is presented below:

                                    2004                      2003
                           ------------------------ --------------------------
                                         Weighted                  Weighted
                                          Average                   Average
                                         Exercise                  Exercise
                              Shares       Price        Shares       Price
                           ------------ ------------ ------------ ------------
 Outstanding, beginning of
  year                       4,500,050  $      0.34      826,559  $      0.34
 Granted                    23,611,109         0.28    4,400,000         0.20
 Expired/Cancelled            (500,000)        0.34     (726,509)        0.34
 Exercised                 (23,611,109)           -            -            -
                          ------------- ------------ ------------ ------------

 Outstanding end of year     4,000,050  $      0.34    4,500,050  $      0.20
                          ============= ============ ============ ============

 Exercisable                 4,000,050  $      0.34    3,500,050  $      0.21
                          ============= ============ ============ ============


                               Outstanding                  Exercisable
                     --------------------------------  -----------------------
                                 Weighted
                     Number      Average     Weighted  Number       Weighted
                     Outstanding Remaining   Average   Exercisable  Average
Range of             at Dec 31,  Contractual Exercise  at Dec 31,   Exercise
Exercise Prices      2004        Life        Price     2004         Price
-------------------- ----------- ----------- --------- ------------ ----------
 $ 0.08                 300,000     7.00     $   0.08     300,000   $  0.08
 $ 0.18               3,500,000     7.94     $   0.18   2,500,000   $  0.18
 $ 0.35                 600,000     6.00     $   0.35     600,000   $  0.35
 $ 0.50                 100,000     4.80     $   0.50     100,000   $  0.50
 $ 25.00                     50     4.65     $  25.00          50   $ 25.00
                     ----------- ----------- --------- ------------ ----------

                      4,000,050     7.55     $   0.20   3,500,050   $  0.21
                     =========== =========== ========= ============ ==========

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

NOTE 9 - GAIN ON RELEASE AND EXTINGUISHMENT OF DEBT

During 2003, the Company converted an accounts payable amount of $91,728 to equity. On the date of conversion the stock had a market value of $5,940, therefore $85,788 was recorded as a gain on extinguishment of debt for the year ended December 31, 2003.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 9 - GAIN ON RELEASE AND EXTINGUISHMENT OF DEBT (Continued)

During 2003, the Company converted a second accounts payable amount of $25,000 to equity. On the date of conversion the stock had a market value of $50,000, therefore $25,000 was recognized as a loss on the extinguishment of debt for the year ended December 31, 2003.

During the year ended December 31, 2003, the Company had certain accounts payable and accrued liabilities that originated prior to the Company ceasing its operations in June of 1999 that had been outstanding for periods exceeding the statute of limitations of four years and were determined to have been extinguishable and were written off as of December 31, 2003, totaling $2,220,782.

The Company has certain accounts payable, notes payable, accrued liabilities, and accrued interest, which had been outstanding for some time. According to the Company's legal counsel, The Texas Code V.T.C.A., Civil Practice and Remedies Code Section 16.004 (a), states that an action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. As of December 31, 2004, no such actions to enforce payment of the obligations have been filed. Accordingly, a total of $3,187,363 has been written-off and a gain on release of debt recognized of which $966,581 has been recorded in the year ended December 31, 2004.

Additionally, during the 2004 fiscal year the Company recorded a loss on extinguishment of debt of $26,298 relating to certain accounts payable that were satisfied through the issuance of common stock.

NOTE 10 - ACQUISITIONS

Stellar Software Network, Inc.
------------------------------

On June 16, 2004, the Company entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase all of the issued and outstanding shares of common stock of Stellar Software Network, Inc., a Texas corporation ("Stellar"). The Purchase Agreement was amended on June 18, 2004 ("amended acquisition date"). According to the terms of the Agreement, the Company acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for $191,000, paid in the form of the 8,025,211 shares of the Company's common stock. The consolidated statements of operations include the operations of Stellar from the amended acquisition date through December 31, 2004.

Stellar is engaged in the business of providing professional staffing services for entities in the custom software development and information technology industries. On the date of acquisition, Stellar's only assets were in the form of cash, accounts receivable, and minimal fixed assets. The Company deemed the primary value of Stellar to be its customer lists, management experience and expertise, and network of professional and technical contacts. These factors contributed to the Company agreeing to acquire Stellar for a purchase price exceeding the value of Stellar's net assets. Accordingly, the Company recorded goodwill of $136,839 upon the acquisition of Stellar. The Company does not believe this goodwill will be deductible for income tax purposes.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 10 - ACQUISITIONS (Continued)

Stellar Software Network, Inc. (Continued)
------------------------------------------

The following is an unaudited condensed statement of operations for the year ended December 31, 2004 showing the combined results of operations of Stellar and GK as though GK had acquired Stellar effective January 1, 2004.


                                                                                 Pro Forma
                             Stellar      GK           Combined     Pro Forma    Combined
                             Software     Intelligent  GK, Stellar  Adjustments  GK, Stellar
                             ------------ ------------ ------------ ------------ ------------
REVENUES                     $ 1,084,541  $         -  $ 1,084,541  $         -  $ 1,084,541

COST OF SALES                    814,340            -      814,340            -      814,340
                             ------------ ------------ ------------ ------------ ------------
GROSS PROFIT                     270,201            -      270,201            -      270,201

OPERATING EXPENSES               250,735    3,972,006    4,222,741    1,584,865    5,807,606

OTHER INCOME (EXPENSES)             (573)     862,096      861,523            -      861,523
                             ------------ ------------ ------------ ------------ ------------

NET INCOME (LOSS)            $    18,893  $(3,109,910) $(3,091,017) $(1,584,865) $(4,675,882)
                             ============ ============ ============ ============ ============

BASIC INCOME(LOSS) PER SHARE $     18.89  $     (0.04)
                             ============ ============


The following is an unaudited condensed statement of operations for the year ended December 31,
2003 showing the combined results of operations of Stellar and GK as though GK had acquired
Stellar effective January 1, 2003.


                                                                                 Pro Forma
                             Stellar      GK           Combined     Pro Forma    Combined
                             Software     Intelligent  GK, Stellar  Adjustments  GK, Stellar
                             ------------ ------------ ------------ ------------ ------------
REVENUES                     $   821,283  $         -  $   821,283  $         -  $   821,283

COST OF SALES                    615,962            -      615,962            -      615,962
                             ------------ ------------ ------------ ------------ ------------
GROSS PROFIT                     205,321            -      205,321            -      205,321

OPERATING EXPENSES               198,042    1,282,364    1,480,406            -    1,480,406

OTHER INCOME (EXPENSES)           (1,421)   2,107,538    2,106,117            -    2,106,117
                             ------------ ------------ ------------ ------------ ------------

NET INCOME                   $     5,858  $   825,174  $   831,032  $         -  $   831,032
                             ============ ============ ============ ============ ============

BASIC INCOME(LOSS) PER SHARE $      5.86  $      0.03
                             ============ ============


          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 10 - ACQUISITIONS (Continued)

Stellar Software Network (Continued)
------------------------------------

The following is an unaudited condensed balance sheet showing the fair values of the assets and liabilities of Stellar at the date of acquisition:


                              ASSETS
                                                               Stellar
                                                               Software
                                                               Network
                                                              -------------
      Cash                                                    $     28,403
      Accounts receivable                                           80,989
      Fixed assets, net                                             12,013
                                                              -------------

      Total Assets Acquired                                   $    121,405
                                                              =============

                           LIABILITIES

      Accounts payable                                              65,323
      Notes payable - related party                                  1,921
                                                              -------------

      Total Liabilities Assumed                               $     67,244
                                                              =============

      NET ASSETS ACQUIRED                                     $     54,161
                                                              =============


Ascendant TSG
-------------

On August 13, 2004, the Company entered into a Corporate Restructuring Agreement ("the Agreement") in which the Company acquired all the issued and outstanding common stock of Texas Source Group, Inc., dba Ascendant TSG ("TSG"). According to the terms of the Agreement, the Company acquired all of the TSG's issued and outstanding common stock in exchange for $1,500,000, in the form of the Company's common stock (42,857,153 shares). The consolidated statements of operations include the operations of TSG from acquisition through December 31, 2004.

TSG is a full-service provider of collaborative e-business process software, process consulting, web development and hosting services. At the time TSG was acquired by the Company, TSG's only assets were in the form of cash and accounts receivable. The Company deemed the primary value of TSG to be its consistent stream of revenues low overhead, and customer relationships. Despite TSG's relatively minimal assets, the Company deemed it expedient to pay $1,500,000 in order to secure this revenue stream and customer base. The acquisition of TSG resulted in the Company recording goodwill of $1,584,865. This goodwill was written-off in full on December 31, 2004, as discussed further in Note 11.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 10 - ACQUISITIONS (Continued)

Ascendant TSG (Continued)
-------------------------------

The following is an unaudited condensed statement of operations for the year ended December 31, 2004 showing the combined results of operations of TSG, Stellar and GK as though GK had acquired TSG and Stellar effective January 1, 2004.

                                                                                        Pro Forma
                    Ascendant     Stellar      GK            Combined     Pro Forma     Combined
                    TSG           Software     Intelligent   GK, Stellar  Adjustments   GK, Stellar
                    ------------- ------------ ------------- ------------ ------------- --------------
REVENUES            $    834,981  $ 1,084,541  $         -   $ 1,919,522  $          -  $   1,919,522

COST OF SALES            273,437      814,340            -     1,087,777             -      1,087,777
                    ------------- ------------ ------------- ------------ ------------- --------------
GROSS PROFIT             561,544      270,201            -       831,745             -        831,745

OPERATING EXPENSES       700,362      250,735    3,972,006     4,923,103     1,584,865      6,507,968

OTHER INCOME
 (EXPENSES)               (3,967)        (573)     862,096       857,556             -        857,556
                    ------------- ------------ ------------- ------------ ------------- --------------
NET INCOME (LOSS)   $   (142,785) $    18,893  $(3,009,910)  $(3,233,802) $ (1,584,865) $  (4,818,667)
                    ============= ============ ============= ============ ============= ==============
BASIC LOSS
 PER SHARE          $   (233.69) $     18.89  $     (0.04)
                    ============= ============ =============


The following is an unaudited condensed statement of operations for the year ended December 31, 2003 showing the combined results of operations of Stellar and GK as though GK had acquired TSG and Stellar effective January 1, 2003.


                                                                                        Pro Forma
                    Ascendant     Stellar      GK            Combined     Pro Forma     Combined
                    TSG           Software     Intelligent   GK, Stellar  Adjustments   GK, Stellar
                    ------------- ------------ ------------- ------------ ------------- --------------
REVENUES            $  1,542,812  $   821,283  $          -  $ 2,364,095  $          -  $   2,364,095

COST OF SALES            672,633      615,962             -    1,288,595             -      1,288,595
                    ------------- ------------ ------------- ------------ ------------- --------------
GROSS PROFIT             870,179      205,321             -    1,075,500             -      1,075,500

OPERATING EXPENSES       491,145      198,042     1,282,364    1,971,551             -      1,971,551

OTHER INCOME(EXPENSES)   (14,102)      (1,421)    2,107,538    2,092,015             -      2,092,015
                    ------------- ------------ ------------- ------------ ------------- --------------

NET INCOME          $    364,932  $     5,858  $    825,174  $ 1,195,964  $          -  $   1,195,964
                    ============= ============ ============= ============ ============= ==============
BASIC INCOME
 PER SHARE          $     447.22  $      5.86  $       0.03
                    ============= ============ =============

                                     F-26

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 10 - ACQUISITIONS (Continued)

Ascendant TSG (Continued)
-------------------------------

The following is an unaudited condensed balance sheet showing the fair values of the assets and liabilities of Ascendant TSG at the date of acquisition:


                            ASSETS
                                                      Ascendant
                                                        TSG
                                                    -------------
      Cash                                          $     76,682
      Accounts receivable                                 57,000
                                                    -------------

      Total Assets Acquired                         $    133,682
                                                    =============

                           LIABILITIES

      Accounts payable                              $      1,532
      Accrued expenses                                       317
      Notes payable                                       26,512
      Notes payable - related party                      190,186
                                                    -------------

      Total Liabilities Assumed                     $    218,547
                                                    =============

      NET LIABILITIES ASSUMED                       $    (56,821)
                                                    =============


NOTE 11 - IMPAIRMENT OF GOODWILL

As discussed in Note 10, the Company acquired Ascendant TSG, Inc. ("TSG") in August 2004 for a cost of $1,500,000, which was paid in the form of 42,857,152 shares of the Company's common stock. This acquisition was deemed by management to be beneficial to the Company due to the fact that TSG had an established customer base and a consistent stream of revenues. At the time the acquisition was consummated, the Company recorded $1,584,865 in goodwill related to the acquisition.

Subsequent to the acquisition of TSG, the Company learned that TSG's most significant customer had discontinued its relationship with TSG. This customer was the source of approximately 98% of TSG's total revenues for the year ended December 31, 2004, and approximately 90% of total revenues in the 2003 fiscal year. Taking this discontinued relationship into account, management has concluded that TSG has no significant reliable source of future revenues, and the likelihood of TSG being profitable is minimal. Based on this analysis, management elected to fully impair the goodwill associated with the acquisition of TSG as of December 31, 2004. The Company has recorded an impairment of goodwill totaling $1,584,865 for the year ended December 31, 2004.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 12 - SUBSEQUENT EVENTS

Acquisition of Corazong Music Management
----------------------------------------

On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, payable in Series B Convertible Preferred Stock. The Company also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. The transaction closed on February 11, 2005. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years.

Corazong, formerly a privately-held European company, is a music recording and production entity that released its first music CD in 1999 and is currently attempting to expand its operations into Western Europe and the United States. The most significant asset currently managed by Corazong is its music catalog, which appraised at $1,991,101.

Acquisition of R.S. Entertainment
---------------------------------

On March 2, 2005, the Company agreed to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for $1,000,000
in shares of the Company's unregistered common stock.   The Company also
agreed to provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. The Line of Credit is expected to be available to RSE upon the Company's successful completion of its proposed financing. In the event that the line of credit is not available as of May 31, 2005, an additional 1,000,000 shares of the Company's common stock will be issued each month until the line of credit becomes available.

The Sellers have the right to rescind this Agreement if line of credit is not
available after 120 days of the closing date.   Should this Agreement be
rescinded, the Sellers will return the Company's shares received as part of the purchase price for the RSE stock. Sellers shall retain any shares issued in connection with their employment with RSE (subsequent to March 2, 2005) as liquidated damages.

Specializing in the independent motion picture industry, RSE provides theatrical film distribution services and strategic market development. RSE works with third parties in creative advertising, media placement and public relations to achieve maximum box office return for their clients. RSE also offers complete distribution services for clients - whether the release is limited, regional or nationwide.

The founders of R.S. are Ron Rodgers and Randy Slaughter. Each has over 35 years of theatrical distribution and marketing experience. Both Mr. Rodgers and Mr. Slaughter will retain their executive positions with RSE subsequent to its acquisition by the Company.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Acquisition of White Canyon and Channel Access
----------------------------------------------

On April 7, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby it acquired 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, the Company issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into 800 shares of restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon the Company's completion of a stock-split, the Company will issue to the individuals an additional 20,000,000 (pre-split) shares of its common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs.

Upon the Company's completion of a listing on the American Stock Exchange or on September 30, 2005, whichever is earlier, the Company will redeem any unconverted shares of preferred stock at $4.00 per share. The Company anticipates that, following the Closing Date, White Canyon and Channel Access will operate as subsidiaries ("Subsidiaries") of the Company. Also, the Sellers have the right to rescind this Agreement if any unconverted preferred
shares are not redeemed by September 30, 2005.   Should this Agreement be
rescinded, the Sellers will return the Company's shares received as part of the purchase price for the White Canyon and Channel Access stock. The Sellers shall retain the 20,000,000 (pre split) common shares issued in connection with the Agreement as full liquidated damages.

White Canyon, Inc. is a provider of security software aimed at protecting individuals and businesses from personal identity theft and trade secret theft. White Canyon's markets and sells a hard drive sanitizing software product called WipeDrive, and an individual file scanning and deletion utility program called SecureClean.

Channel Access specializes in marketing and distributing utility and personal productivity software products to retail stores in the United Sates and Canada. Channel Access also distributes utility software for GetData, an Australian software manufacturer.

Other Subsequent Events
-----------------------

In January and February 2005, the Company issued 294,117 shares of common stock to Sunil Nariani pursuant to the terms of the one-year Consulting Agreement consummated in June, 2004.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003

NOTE 12 - SUBSEQUENT EVENTS (Continued)

Other Subsequent Events (Continued)
-----------------------------------

On February 7, 2005, the Board of Directors approved a Certificate of Designation for Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can convert into common stock after May 1, 2005 at the rate of one share of Series B Stock for six hundred and thirty shares of common stock, subject to adjustment. Each share of Series B Stock has six hundred and thirty votes, subject to adjustment, and votes together with the common stock.

In February 2005, the Company issued and aggregate of 3,000,000 shares of common stock to two unrelated parties as consideration for consulting services to be rendered.

On February 18, 2005 the Company issued 4,500,000 shares of common stock to the Company's president, Gary Kimmons, as payment in full on wages payable of $63,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

           None.

Item 8A.   Controls and Procedures.

     (a)   Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer, Gary F. Kimmons, and Chief Financial Officer, Gary F. Kimmons, have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Kimmons believes that our disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

     (b)   Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 8B.   Other Information.

           None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.


     Identity of Directors and Executive Officers.

     Name                Age   Position
     ------------------------------------------------------------------
     Gary F. Kimmons     54    Chairman of the Board, President
                               and Chief Executive Officer and Chief
                               Financial Officer
     Dick Meador         55    Director
     Kathryn Kimmons     51    Director and Secretary

     GARY F. KIMMONS, Age 54, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

     DICK MEADOR, age 55, currently serves as Area Manager for Barrand, Inc., a large regional service provider in the food and beverage industry. Mr. Meador has been employed in the food and beverage industry for 16 years, during which time he has distinguished himself as a top performer. Mr. Meador brings to the Board significant expertise in the management of corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity.

     KATHRYN KIMMONS, age 51, currently serves as the Secretary and a Director. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own successful entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is uniquely talented in small business management, merchandising presentation, creative retail project implementation, interior design and display, retail buying, and effective sales and marketing.

     Family Relationships.

     Gary Kimmons and Kathryn Kimmons are husband and wife.


     Section 16(a) Beneficial Ownership Compliance.

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

     Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2004, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.


Item 10.    Executive Compensation.

     The following table sets forth the aggregate compensation paid for services rendered during the periods indicated:



                         SUMMARY COMPENSATION TABLE
                         ---------------------------

                                                        Long Term Compensation
                                                      --------------------------
                               Annual Compensation       Awards           Payouts
                          --------------------------- ------------------- --------
                                                                 Secur-         All
                                            Other                ities    ($)   Other
Name and         Year or                    Annual    Restricted Under-   LTIP  Compen-
Principal        Period   Salary     Bonus  Compen-   Stock      lying    Pay-  sation
Position         Ended    ($)        ($)    sation($) Awards     Options  outs  ($)
(a)              (b)      (c)        (d)    (e)       (f)        (g)(#)   (h)   (i)
---------------- -------- ---------- ------ --------- ---------- -------- ----- --------
Gary F.
Kimmons (1)(2)   2004     $ 240,000     0   $      0        0        0     0     0
President, CEO   2003     $ 240,000     0   $      0        0        0     0     0
and Director     2002     $ 240,000     0   $      0        0        0     0     0
____________________


     (1) Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment
     Contracts" below.

     (2)   For 2003, Mr. Kimmon's base salary was $240,000. In 2004, Mr. Kimmons was paid through the issuance of 12,195,122 shares of common stock in March,
     2004, which issuance paid overdue accrued compensation for 2003, as well as some 2004 compensation. For 2003, Mr. Kimmon's base salary was $240,000.
     $118,760 of which was paid in cash, $20,000 of which was paid through the issuance of warrants to acquire 80,000 shares of common stock exercisable at $0.35 per share until December 31, 2007, and $101,239 of which was paid on March 25, 2004 in the form of 8,230,861 shares of restricted common stock issued to Mr. Kimmons at a price of $0.0123 per share.  In 2002, Mr. Kimmons received a base salary of $240,000, $130,000 of which was paid through the issuance of 1,300,000 post-reverse split adjusted restricted shares of common stock and $110,000 of which was paid in 2003 in the form of a warrant entitling
     Mr. Kimmons to purchase 520,000 shares of common stock at a price of $0.35 per share.


     Employment Contract

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

Director Compensation

     On December 31, 2004, we entered into a Director's Agreement to retain the services of Dick Meador as a member of the Board of Directors. Under the Agreement Mr. Meador will serve as a Director from January 1, 2005 through December 31, 2005 and will receive compensation of 300,000 restricted shares of common stock or warrant to purchase 300,000 restricted shares of common shares. As a result of this Agreement, Mr. Meador received a warrant on December 31, 2005 to purchase up to 300,000 shares of unregistered common stock exercisable at $0.08 per share until December 31, 2011.

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

     On March 31, 2004 the Board of Directors approved and adopted the GK Intelligent Systems, Inc. 2004 Stock Option Plan ("2004 Plan") which became effective April 5, 2004. The 2004 Plan was established in order to provide a method to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of the Company's business through the issuance of options, stock purchase rights, other stock-based awards, and other benefits. Options granted under the 2004 Plan may be Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options. The number of common shares authorized under the 2004 Plan is thirty million (30,000,000).

     As of December 31, 2004, there were non-qualified stock options outstanding to purchase 4,000,050 shares of common stock, of which 3,000,050 were exercisable. For the fiscal year ended December 31, 2004, the Company did not maintain any long-term retirement or other benefit plan, except as described in this report.

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

     Option Grants Table

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2004.

              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                    Number Of    % Of Total
                    Securities   Options
                    Underlying   Granted To   Exercise
                    Options      Employees    Or Base
                    Granted      In Fiscal    Price            Expiration
Name                (#)          Year(%)      ($/Sh)(1)        Date
------------------- ------------ ------------ ---------------- ------------
Gary Kimmons                0         0%         0             (Note 1)
Kathryn Kimmons             0         0%         0                 0
Dick Meador           300,000       100%      $0.08            12/31/10
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


Option Exercise and Year End-Value Table

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2004, on a post-reverse split adjusted basis:


         AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND YEAR-END OPTION/SAR VALUE

                                             Number Of
                                             Securities             Value Of
                                             Underlying             Unexercised
                                             Unexercised            In-The-Money
                                             Options/Warrants At    Options At
                                             Fy-End(#)              Fy-End($)(1)
                 Shares        Value   --------------------------------------------
                 Acquired On  Realized      Exercisable (E)/        Exercisable(E)/
Name             Exercise(#)    ($)        Unexercisable (U)      Unexercisable(U)*
---------------- ------------ -------- ------------------------- ------------------
Gary Kimmons(1)       0        0       2,600,000(E)/1,000,000(U)   0(E)/0(U)
Dick Meador           0        0         600,000(E)/0(U)           0(E)/0(U)
Kathryn Kimmons       0        0               0(E)/0(U)           0(E)/0(U)
____________________



    * Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2004.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a)   Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on April 6, 2005, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
----------------------------------------------------------------------------
Gary F. Kimmons(2)(3).................... 23,148,720        10.2%
Kathryn Kimmons(4)....................... 23,148,720        10.2%
Julie Maranto (6) ....................... 42,857,143        19.0%
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

     The address of all persons listed above is 2602 Yorktown Place, Houston, Texas 77056

     (b)    Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on April 6, 2005, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.


                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
--------------------------------------------------------------------------
Gary F. Kimmons(2)(3)..................... 23,148,720        10.2%
Kathryn Kimmons(4)........................ 23,148,720        10.2%
Dick Meador(5)............................    952,000         0.3%
All directors and executive
 officers (3 Persons)..................... 24,100,720        10.5%
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

     5. Mr. Meador is deemed to own 600,000 of these shares by virtue of a warrant to purchase these shares.

     (c)    Changes in Control.

     To the best of the Company's knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control of the Company.

     There are certain contractual provisions which may deter an outside party from attempting to acquire control of the Company. Such provisions include:

     1. The Employment Agreement with Gary F. Kimmons. For a summary description of the Employment Agreement with Mr. Kimmons and its change in control provisions, see Item 10 Executive Compensation in this report.

     2. The Company's Non-Employee Directors and Consultants Retainer Stock Plan for the year 2004 provides that in the event of a change in control (as defined in the Plan) occurs, certain deferred stock accounts under the plan will be immediately credited with the amount and kind of shares that the holder would ordinarily have received at a later date, certain other adjustments may be made to reflect the effectiveness of the transaction, and the committee may adjust the plan. No shares have been issued and no deferred stock accounts have yet been credited under this Plan as of the date of this report.

     3. Both the Company's 2003 Stock Option Plan and 2004 Stock Option Plan have "change in control" or "transfer of control" provisions, which permit options to have accelerated or immediate vesting, and provide for certain other rights, in the event of a "change in control" or "transfer of control", as defined in the respective plans.


Item 12.    Certain Relationships and Related Transactions.

None.


Item 13.    Exhibits.

Exhibit Number          Description of Exhibit
-------------------------------------------------------

2.1 Corporate Reorganization Agreement between the Company and Julie Maranto, dated August 13, 2004 (included as Exhibit 2.1 to the Form 8-K filed August 19, 2004, and incorporated herein by reference).

3.1 Amended and Restated Certificate of Incorporation, dated August 11, 1995 (included as Exhibit 3.(i) to the Form 10-SB12G filed January 24, 1997, and incorporated herein by reference).

3.2 Amended and Restated Bylaws, dated August 11, 1995 (included as Exhibit 3.(ii) to the Form 10-SB12G filed January 24, 1997, and incorporated herein by reference).

3.3 Certificate of Amendment to the Certificate of Incorporation (included as Exhibit 3.3 to the Form 10-KSB filed September 14, 1998, and incorporated herein by reference).

3.4 Certificate of Amendment to the Certificate of Incorporation (included as Exhibit 3.(i) to the Form 10-QSB filed May 5, 2003, and incorporated herein by reference).

4.1 Registration Rights Agreement between the Company and Benchmark Consulting Inc., dated May 30, 2003 (included as Exhibit 10.37 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

4.2 Warrant Agreement between the Company and Benchmark Consulting Inc., dated May 30, 2003 (included as Exhibit 10.38 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

4.3 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (included as Exhibit 10.70 to the Form 8-K filed June 29, 2004, and incorporated herein by reference).

4.4 Warrant Agreement between the Company and Rubenstein Investor Relations, Inc., dated September 16, 2004 (included as Exhibit 4.1 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

4.5  Amended and Restated Certificate of Designation for Series B
     Convertible Preferred Stock, dated March 2, 2005 (included as Exhibit
     4.1 to the Form 8-K filed March 10, 2005, and incorporated herein by reference).

4.6 Certificate of Designation for Series C Convertible Preferred Stock, dated April 1, 2005 (included as Exhibit 4.1 to the Form 8-K filed April 13, 2005, and incorporated herein by reference).

10.1 Consulting Agreement between the Company and Berkshire Capital Management Co., Inc., dated April 24, 2001 (included as Exhibit 10.11 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.2 Consulting and Finder's Fee Agreement between the Company and The Herman Group, L.P., dated May 29, 2001 (included as Exhibit 10.12 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.3 Engagement Letter between the Company and Petty International Development Corp., dated April 5, 2001 (included as Exhibit 10.13 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.4 Consulting Agreement between the Company and Ron Sparkman, dated March 7, 2001 (included as Exhibit 10.14 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.5 Consulting Agreement between the Company and Rockne J. Horvath, dated March 6, 2002 (included as Exhibit 10.15 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.6 Consulting Agreement between the Company and Stephen K. Carper, dated March 13, 2002 (included as Exhibit 10.16 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.7 Consulting Agreement between the Company and Renee H. Ethridge, dated March 15, 2002 (included as Exhibit 10.17 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.8 Consulting Agreement between the Company and Technical Objective, Inc., dated March 18, 2002 (included as Exhibit 10.18 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.9 Debt Resolution Agreement between the Company and Gary F. Kimmons, dated March 20, 2002 (included as Exhibit 10.19 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.10 Interim Compensation Agreement between the Company and Gary F. Kimmons, dated March 20, 2002 (included as Exhibit 10.20 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.11 Amended and Restated Consulting Agreement between the Company and Dick Meador, dated March 20, 2002 (included as Exhibit 10.21 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.12 Promissory Note between the Company and BDO Seidman LLP, dated June 2, 2002 (included as Exhibit 10.22 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.13 Consulting Agreement between the Company and Alan S. Litvak, dated September 13, 2002 (included as Exhibit 10.23 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.14 Promissory Note from the Company to Gary Kimmons, dated September 26, 2002 (included as Exhibit 10.24 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.15 Marketing Agreement between the Company and BTH2, dated June 1, 2002 (included as Exhibit 10.25 to the Form 10-QSB filed May 5, 2003, and incorporated herein by reference).

10.16 Consulting Agreement between the Company and AfterPlay Entertainment Inc., dated November 12, 2002 (included as Exhibit 10.26 to the Form 10-KSB filed May 5, 2003, and incorporated herein by reference).

10.17 Consulting Agreement between the Company and Suns Associates Group, dated November 13, 2002 (included as Exhibit 10.27 to the Form 10-KSB filed May 5, 2003, and incorporated herein by reference).

10.18 Non-Employee Director Agreement between the Company and Dick Meador, dated March 31, 2003 (included as Exhibit 10.28 to the Form 10-KSB filed May 5, 2003, and incorporated herein by reference).

10.19 Employment Agreement between the Company and Gary F. Kimmons, dated February 1, 2003 (included as Exhibit 10.29 to the Form 10-KSB filed May 5, 2003, and incorporated herein by reference).

10.20  2003 Stock Option Plan, dated February 1, 2003 (included as Exhibit
       4.1 to the Form S-8 filed May 12, 2003, and incorporated herein by reference).

10.21 Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003, dated April 1, 2003 (included as Exhibit 4.2 to the Form S-8 filed May 12, 2003, and incorporated herein by reference).

10.22 Settlement Agreement between the Company and Brewer & Pritchard, P.C., dated April 28, 2003 (included as Exhibit 4.3 to the Form S-8 filed May 12, 2003, and incorporated herein by reference).

10.23 Financial Public Relations Agreement between the Company and Strategic Resources, dated April 24, 2003 (included as Exhibit 10.32 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.24 Settlement Agreement between the Company and Brewer & Pritchard, P.C., dated April 28, 2003 (included as Exhibit 10.33 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.25 Consulting Agreement between the Company and Sage Office Solutions, dated May 4, 2003 (included as Exhibit 10.34 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.26 Consulting Agreement between the Company and Donald Giebler, dated May 14, 2003 (included as Exhibit 10.35 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.27 Consulting Agreement between the Company and Benchmark Consulting Inc., dated May 30, 2003 (included as Exhibit 10.36 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.28 Consulting Agreement between the Company and W. Andrew Stack, dated July 22, 2003 (included as Exhibit 10.39 to the Form 10-QSB filed August 18, 2003, and incorporated herein by reference).

10.29 Consulting Agreement between the Company and Gust C. Kepler, dated September 17, 2003 (included as Exhibit 4.1 to the Form S-8 filed September 19, 2003, and incorporated herein by reference).

10.30 Compensation Agreement between the Company and Wenthur & Chachas, LLP, dated September 17, 2003 (included as Exhibit 4.2 to the Form S-8 filed September 19, 2003, and incorporated herein by reference).

10.31 BMA Ventures, Inc. Agreement between the Company and BMA Ventures, Inc., dated November 11, 2003 (included as Exhibit 10.42 to the Form 10-QSB filed November 17, 2003, and incorporated herein by reference).

10.32 Distribution Agreement between the Company and NPI Management Group, Inc., dated October 10, 2003 (included as Exhibit 99.1 to the Form 10-QSB filed November 17, 2003, and incorporated herein by reference).

10.33 Consulting Services Agreement between the Company and Stanton, Walker & Company, dated November 5, 2003 (included as Exhibit 4.1 to the Form S-8 filed November 10, 2003, and incorporated herein by reference).

10.34 Consulting Services Agreement between the Company and Wenthur & Chachas, LLP, dated November 5, 2003 (included as Exhibit 4.2 to the Form S-8 filed November 10, 2003, and incorporated herein by reference).

10.35 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed April 5, 2004, and incorporated herein by reference).

10.36 Non-Employee Director Agreement between the Company and Dick Meador, dated December 24, 2003 (included as Exhibit 10.47 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.37 Promissory Note from the Company to Deanna Slater, dated December 31, 2003 (included as Exhibit 10.48 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.38 Promissory Note from the Company to Joel Pickell, dated December 31, 2003 (included as Exhibit 10.49 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.39 Referral Fee Agreement between the Company and Michael Aczon, dated January 19, 2004 (included as Exhibit 10.50 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.40 Notice of Default and Termination Letter from the Company to NPI Management Group, Inc., dated February 5, 2004 (included as Exhibit
       10.51 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.41 Consulting Agreement between the Company and Z.A. Consulting, LLC, dated February 27, 2004 (included as Exhibit 10.52 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.42 Investor Relations Agreement between the Company and FOCUS Partners LLC, March 12, 2004 (included as Exhibit 10.53 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.43 First Amendment to Consulting Services Agreement between the Company and Stanton, Walker & Company, dated March 29, 2004 (included as
       Exhibit 10.54 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.44 Consulting Agreement between the Company and Isabella Elliott, dated March 26, 2004 (included as Exhibit 10.56 to the Form 10-KSB filed April 23, 2004, and incorporated herein by reference).

10.45 Second Amended and Restated Consulting Agreement between the Company and Harvey Levin, dated October 11, 2004 (included as Exhibit 99.6 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.46 Second Amended and Restated Consulting Agreement between the Company and Jon Pearman, dated October 11, 2004 (included as Exhibit 99.5 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.47 Third Amended and Restated Consulting Agreement between the Company and Lisa L. Fincher, dated October 11, 2004 (included as Exhibit 99.4 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.48 Third Amended and Restated Consulting Agreement between the Company and Ted Davis, dated October 11, 2004 (included as Exhibit 99.1 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.49  Third Amended and Restated Consulting Agreement between the Company and
       D. Scott Elliott, dated October 11, 2004 (included as Exhibit 99.2 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.50 Stock and Warrant Purchase Agreement between the Company and D. Scott Elliot, dated April 5, 2004 (included as Exhibit 10.30 to the Form 10-QSB filed August 18, 2004, and incorporated herein by reference).

10.51 Amended and Restated Consulting Agreement between the Company and Linda Davis, dated June 3, 2004 (included as Exhibit 10.16 to the Form 10-QSB filed August 18, 2004, and incorporated herein by reference).

10.52 Consulting Agreement between the Company and Deanna Slater, dated May 14, 2004 (included as Exhibit 10.68 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.53 Promissory Note between the Company and Elaine Leonard, dated February 28, 2004 (included as Exhibit 10.62 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.54 Promissory Note between the Company and Joel Pickell, dated March 31, 2004 (included as Exhibit 10.63 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.55 Promissory Note between the Company and Deanna Slater, dated March 31, 2004 (included as Exhibit 10.64 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.56 Promissory Note between the Company and Harvey Levin, dated April 2, 2004 (included as Exhibit 10.65 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.57 Promissory Note between the Company and Jon Pearman, dated April 2, 2004 (included as Exhibit 10.66 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.58 Promissory Note between the Company and Ted Davis, dated April 2, 2004 (included as Exhibit 10.67 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.59 Investment Agreement between the Company and Dutchess Private Equities Fund, II, L.P., dated June 23, 2004 (included as Exhibit 10.69 to the Form 8-K filed June 29, 2004, and incorporated herein by reference).

10.60 Purchase Agreement between the Company and Sunil Nariani, dated June 16, 2004 (included as Exhibit 2.1 to the Form 8-K filed June 23, 2004, and incorporated herein by reference).

10.61 Amended Purchase Agreement between the Company and Sunil Nariani, dated June 18, 2004 (included as Exhibit 2.2 to the Form 8-K filed June 23, 2004, and incorporated herein by reference).

10.62 Consulting Agreement between the Company and Sunil Nariani, dated July 15, 2004 (included as Exhibit 10.72 to the Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.63 Employment Agreement between Stellar Software Network, Inc. and Sunil Nariani, dated July 15, 2004 (included as Exhibit 10.71 to the Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.64 Employment Agreement between the Company and Julie Maranto, dated August 19, 2004 (included as Exhibit 10.22 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.65 Referral Fee Agreement between the Company and Shay Kronfeld, dated July 23, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.66 Consulting Agreement between the Company and Richard Russotto, dated September 13, 2004 (included as Exhibit 99.3 to the Form S-8 filed October 19, 2004, and incorporated herein by reference).

10.67 Sublease Agreement between the Company and 432 Group, LLC, dated October 1, 2004 (included as Exhibit 10.25 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.68 Letter re: Agreement to retain Rubenstein Investor Relations, Inc., dated September 15, 2004 (included as Exhibit 99.2 to the Form 8-K filed September 27, 2004, and incorporated herein by reference).

10.69 Referral Fee Agreement between the Company and Wade Brooks, dated August 30, 2004 (included as Exhibit 10.27 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.70 Referral Fee Agreement between the Company and Barry Bergman, dated September 9, 2004 (included as Exhibit 10.28 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.71 Referral Fee Agreement between the Company and Hantman & Associates and/or Robert Hantman, dated August 27, 2004 (included as Exhibit 10.29 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.72 Amended Consulting Services Agreement between the Company and Diya Systems, Inc., dated November 19, 2004 (included as Exhibit 10.1 to the Form 8-K filed November 23, 2004, and incorporated herein by reference).

10.73 Amended 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed December 28, 2004, and incorporated herein by reference).

10.74 Purchase Agreement between the Company and Evert Wilbrink and Bert De Ruiter, dated January 17, 2005 (included as Exhibit 10.1 to the Form 8-K filed February 16, 2005, and incorporated herein by reference).

10.75 Purchase Agreement between the Company and Ronald C. Rodgers and W. R. Slaughter, dated March 2, 2005 (included as Exhibit 10.1 to the Form 8-K filed March 10, 2005, and incorporated herein by reference).

10.76 Employment Agreement between the Company and RS Entertainment, Inc. and William R. Slaughter, dated February 28, 2005 (included as Exhibit 10.1 to the Form S-8 filed March 30, 2005, and incorporated herein by reference).

10.77 Consulting Agreement between the Company and Randall Hicks, dated March 21, 2005 (included as Exhibit 10.2 to the Form S-8 filed March 30, 2005, and incorporated herein by reference).

10.78 Employment Agreement between the Company and RS Entertainment, Inc. and Ronald C. Rodgers, dated February 28, 2005 (included as Exhibit 10.3 to the Form S-8 filed March 30, 2005, and incorporated herein by reference).

10.79 Purchase Agreement between the Company and Royce D. Bybee and Stephen Elderkin, dated April 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed April 14, 2005, and incorporated herein by reference).

21.1   List of Subsidiaries (filed herewith).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Item 14.     Principal Accountant Fees and Services.

     Independent Public Accountants

     The Company's independent accountants for the fiscal years ended December 31, 2004 and 2003 was HJ & Associates, LLC of Salt Lake City, Utah.

     (a) Audit Fees. During the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by HJ & Associates LLC, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $67,100 and $26,650, respectively.

     (b) Audit-Related Fees. During the fiscal years ended December 31, 2004 and 2003 our auditors, HJ & Associates LLC, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2004 and 2003.

     (d) Other Fees. During the fiscal years ended December 31, 2004 and 2003, our auditors, HJ & Associates, LLC did not receive any fees for services rendered,other than those described above.


                            SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        GK Intelligent Systems, Inc.


       May 9, 2005
Dated: ______________________           /s/ Gary F. Kimmons
                                        ____________________________________
                                        By: Gary F. Kimmons
                                        Its: Chief Executive Officer and
                                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                         /s/ Gary F. Kimmons
Date: May 9, 2005                      _________________________________
                                         Gary F. Kimmons, Director



                                         /s/ Dick Meador
Date: May 9, 2005                     _________________________________
                                         Dick Meador, Director



                                         /s/ Kathryn Kimmons
Date: May 9, 2005                     _________________________________
                                         Kathryn Kimmons, Director