Form 10QSB
period 2005-03-31
M POWER ENTERTAINMENT INC.
filed 2005-06-22
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period Ended: March 31, 2005; or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period _________ to __________

                 Commission File Number: 0-22057
                _________________________________

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)
  -------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                     76-0513297
  -------------------------------                    -------------------
  (State or other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

      432 Park Avenue South, 2nd Floor, New York, NY  10016
   ------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                          (212) 732-2310
      ------------------------------------------------------
       (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, $0.001 par value, as of June 21, 2005, was 17,268,856.

      Transitional Small Business Disclosure Format. Yes [ ]  No [X]

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)

                      Report on Form 10-QSB

               For the Quarter Ended March 31, 2005

                              INDEX

                                                                     Page

Part I.  Financial Information

         Item 1. Financial Statements (unaudited)...................   3

                 Balance Sheets.....................................   4
                 Statements of Operations ..........................   5
                 Statements of Cash Flows...........................   6
                 Notes to the Financial Statements .................   8

         Item 2. Management's Discussion and Analysis
                 or Plan of Operation ..............................  12

         Item 3. Controls and Procedures ...........................  15

Part II. Other Information

         Item 1. Legal Proceedings .................................  15

         Item 2. Changes in Securities .............................  16

         Item 3. Defaults Upon Senior Securities ...................  16

         Item 4. Submission of Matters to a Vote of
                 Security Holders ..................................  16

         Item 5. Other Information .................................  17

         Item 6. Exhibits...........................................  17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.





           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES

                (FKA GK INTELLIGENT SYSTEMS, INC.)

                       FINANCIAL STATEMENTS

                          March 31, 2005

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systsems, Inc., and Subsidiaries)
                    Consolidated Balance Sheet

                              ASSETS
                              ------
                                                    March 31,   December 31,
                                                       2005         2004
                                                  ------------- -------------
CURRENT ASSETS                                     (Unaudited)

  Cash                                            $     55,931  $     54,096
  Accounts receivable                                  219,824       183,104
  Other current assets                                  27,708         3,473
                                                  ------------- -------------

     Total Current Assets                              303,463       240,673
                                                  ------------- -------------

FIXED ASSETS, NET                                       17,144         9,964
                                                  ------------- -------------
OTHER ASSETS

  Goodwill                                           2,460,681       136,839
  Investments                                           57,524             -
                                                  ------------- -------------

     Total Other Assets                              2,518,205       136,839
                                                  ------------- -------------

     TOTAL ASSETS                                 $  2,838,812  $    387,476
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $    514,758  $    257,548
  Accounts payable - related parties                         -         3,697
  Bank overdraft                                         2,183             -
  Accrued expenses                                     797,558       777,634
  Accrued expenses - related parties                   132,980        65,681
  Accrued acquisition costs                          1,020,000             -
  Notes payable                                        241,535       164,000
  Notes payable - related parties                      417,382       232,421
                                                  ------------- -------------

     Total Current Liabilities                       3,126,396     1,500,981
                                                  ------------- -------------

     TOTAL LIABILITIES                               3,126,396     1,500,981
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $0.001 par value, 100,000
    shares authorized, 100,000 and -0- shares
    issued and outstanding, respectively                   100             -
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 1,304,642 and 1,112,731
    shares issued and outstanding, respectively          1,305         1,113
  Additional paid-in capital                        48,458,411    46,811,939
  Stock subscriptions receivable                      (500,000)     (500,000)
  Accumulated deficit                              (48,247,400)  (47,426,557)
                                                  ------------- -------------

     Total Stockholders' Equity (Deficit)             (287,584)  (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                             $  2,838,812  $    387,476
                                                  ============= =============




      The accompanying notes are an integral part of these consolidated financial statements

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intellitent Systems, Inc. and Subsidiaries)
              Consolidated Statements of Operations
                           (Unaudited)


                                                   For the Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------

REVENUES                                          $    476,250  $          -

COST OF GOODS SOLD                                     302,227             -
                                                  ------------- -------------

GROSS PROFIT                                           174,023             -
                                                  ------------- -------------
OPERATING EXPENSES

  Depreciation and amortization                          1,274             -
  Payroll expenses                                      97,826             -
  Professional fees                                    632,663             -
  General and administrative                           246,127       489,642
                                                  ------------- -------------

     Total Expenses                                    977,890       489,642
                                                  ------------- -------------

LOSS FROM OPERATIONS                                  (803,867)     (489,642)
                                                  ------------- -------------
OTHER INCOME (EXPENSE)
  Gain on release of debt                                    -       871,090
  Interest expense and loan discount fees              (16,975)      (29,519)
                                                  ------------- -------------

     Total Other Income (Expense)                      (16,975)      841,571
                                                  ------------- -------------

NET INCOME (LOSS)                                     (820,842)      351,929

DIVIDENDS ON PREFERRED STOCK                                 -             -
                                                  ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                             $   (820,842) $    351,929
                                                  ============= =============

BASIC INCOME (LOSS) PER SHARE                     $      (0.71) $       2.36
                                                  ============= =============

FULLY DILUTED INCOME (LOSS) PER SHARE             $      (0.71) $       2.36
                                                  ============= =============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                              1,154,625       149,243
                                                  ============= =============
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                       1,154,625       149,243
                                                  ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                 $   (820,842) $    351,929
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Depreciation and amortization                        1,274             -
    Gain on release of debt                                  -      (871,090)
    Amortization of unearned compensation                    -        54,518
    Issuance of common stock, stock options,
      and warrants for services rendered               386,764       330,201
Changes in operating assets and liabilities:
    Decrease in accounts receivable                     45,919             -
    (Increase) decrease in other current assets          4,708         6,476
    Increase (decrease) in accounts payable and
      accrued expenses                                 101,966       (70,943)
    Increase in accounts payable and accrued
      expenses - related party                          63,602       127,429
                                                  ------------- -------------

      Net Cash Used by Operating Activities           (216,609)      (71,480)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                              (406)            -
    Cash received in acquisition transactions           10,227             -
                                                  ------------- -------------

      Net Cash Used by Investing Activities              9,821             -
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable                         27,937        47,000
    Proceeds from notes payable - related party        178,503             -
    Increase in stock subscription payable                   -        25,000
    Increase in bank overdraft                           2,183             -
                                                  ------------- -------------

      Net Cash Provided by Financing Activities        208,623        72,000
                                                  ------------- -------------

NET INCREASE (DECREASE) IN CASH                          1,835           520

CASH AT BEGINNING OF PERIOD                             54,096            97
                                                  ------------- -------------

CASH AT END OF PERIOD                             $     55,931  $        617
                                                  ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)


                                                  For the Three Months Ended
                                                          March 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

   Income taxes                                   $          -  $          -
   Interest                                       $          -  $          -

Schedule of Non-Cash Investing and Financing
Activities:

   Common stock issued for debt                   $          -  $    150,000
   Preferred stock issued in acquisition of
     subsidiary                                   $  1,260,000  $          -
   Acquisition of subsidiary for accrued
     compensation costs                           $  1,020,000  $          -



       The accompanying notes are an integral part of these consolidated financial statements.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. And Subsidiaries)
          Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - DESIGNATION OF PREFERRED STOCK

On February 7, 2005, the Company's Board of Directors elected to create and designate a class of Series B Convertible Preferred Stock, primarily for the purpose of facilitating the consummation of the Company's acquisition of
Corazong Music Management, B.V.   As a part of this action, the Board of
Directors authorized 100,000 shares of $0.001 par value Series B Convertible Preferred Stock, which could be converted into common stock at a rate of 3.15 post-split common shares for one preferred share, after May 1, 2005. The preferred shares carry no liquidation preference, and no dividend rate.

NOTE 3 - ACQUISITIONS

     Acquisition of Corazong Music Management
     ----------------------------------------

On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, paid in the form of 100,000 shares of Series B Convertible Preferred Stock. The Company also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. The transaction closed on February 11, 2005. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years. The Company recorded goodwill totaling $1,336,378 relating to the acquisition of Corazong.

Corazong, formerly a privately-held European company, is a music recording and production entity that released its first music CD in 1999 and is currently attempting to expand its operations into Western Europe and the United States. The most significant asset currently managed by Corazong is its catalog of music recordings.

     Acquisition of R.S. Entertainment
     ---------------------------------

On March 2, 2005, the Company agreed to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for $1,000,000
in shares of the Company's unregistered common stock.   The Company also
agreed to provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. The Line of Credit is expected to be available to RSE upon the Company's successful completion of its proposed financing. In the event that the line of credit is not available as of May 31, 2005, an additional 5,000 post-split shares of the Company's common stock will be issued each month until the line of credit becomes available. The Company recorded $987,465 in goodwill relating to this acquisition.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. And Subsidiaries)
          Notes to the Consolidated Financial Statements

NOTE 3 - ACQUISITIONS (Continued)

     Acquisition of R.S. Entertainment (Continued)
     ---------------------------------------------

The Sellers have the right to rescind this Agreement if line of credit is not
available after 120 days of the closing date.   Should this Agreement be
rescinded, the Sellers will return the Company's shares received as part of the purchase price for the RSE stock. Sellers shall retain any shares issued in connection with their employment with RSE (subsequent to March 2, 2005) as liquidated damages. As of the date of this report, the Company had not yet issued the $1,020,000 in common shares associated with this Agreement. The amount has been recorded as accrued acquisition costs on the Company's balance sheet. Furthermore, as of March 31, 2005, the Company has not yet secured the $2,500,000 line of credit for RSE.

Specializing in the independent motion picture industry, RSE provides theatrical film distribution services and strategic market development. RSE works with third parties in creative advertising, media placement and public relations to achieve maximum box office return for their clients. RSE also offers complete distribution services for clients whether the release is limited, regional or nationwide.

The founders of R.S. are Ron Rodgers and Randy Slaughter. Each has over 35 years of theatrical distribution and marketing experience. Both Mr. Rodgers and Mr. Slaughter will retain their executive positions with RSE subsequent to its acquisition by the Company.

     Pro Forma Information
     ---------------------

The following unaudited pro forma information is presented to reflect the operations of the Company is if the acquisitions of Corazong Music Management and R.S. Entertainment had been completed on January 1, 2005 and 2004, respectively:

                                              For the three months ended
                                                       March 31,
                                              ---------------------------
                                                   2005         2004
                                              ------------- -------------
 Revenues                                     $    585,612  $    697,220
 Loss from Operations                             (864,920)      (75,791)
 Net Income (Loss)                                (881,895)      639,094
 Loss per Common Share:
   Basic Net Income (Loss) per Common Share   $      (0.75) $       4.28
   Diluted Net Income (Loss) per Common Share $      (0.75) $       4.28

NOTE 4 - COMMON STOCK ACTIVITY

During the three months ended March 31, 2005, the Company issued 190,441 post-split shares of its previously unissued common stock to various parties as consideration for services rendered at $2.00 per share. In addition, the Company issued 1,471 shares at $4.00 per share for services rendered.

NOTE 5 - SUBSEQUENT EVENTS

     Acquisition of White Canyon and Channel Access
     ----------------------------------------------

On April 7, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby it acquired 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, the Company issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon the Company's completion of a stock-split, the Company will issue to the individuals an additional 100,000 post-split shares of its common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs. Both entities reported significant revenues during the year ended December 31, 2004 as well as an overall net income from operations.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. And Subsidiaries)
          Notes to the Consolidated Financial Statements

NOTE 5 - SUBSEQUENT EVENTS (Continued)

     Acquisition of White Canyon and Channel Access (continued)
     ----------------------------------------------------------

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

White Canyon, Inc. is a provider of security software aimed at protecting individuals and businesses from personal identity theft and trade secret theft. White Canyon markets and sells a hard drive sanitizing software product called WipeDrive, and an individual file scanning and deletion utility program called SecureClean.

Channel Access specializes in marketing and distributing utility and personal productivity software products to retail stores in the United Sates and Canada. Channel Access also distributes utility software for GetData, an Australian software manufacturer.

     Reverse Stock-Split
     ------------------

May 10, 2005, the Company's Board of Directors ratified by unanimous written consent a proposal to effect a reverse stock-split of the authorized and issued common stock on a one share for two hundred shares basis (1:200). The split became effective at the opening of business on May 18, 2005. Following the reverse stock split, the total outstanding shares of common stock was reduced to 1,374,759 shares. All references to common stock activity within these consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock-split.

     Change of Corporate Name
     ------------------------

On May 10, 2005, the Company's Board of Directors resolved to change the Company's corporate name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

    Common Stock Issuances
    ----------------------

In April, 2005, the Company issued 47,697 post-split common shares at $2.00 per share to various individuals for services rendered.

In May, 2005, the Company issued 15,834,596 post-split common shares to various individuals for services rendered at prices ranging from $0.40 to $1.30 per share.

In June, 2005, the company issued 82,000 shares of post-split common stock to various individuals as consideration for services rendered at $0.50 per share.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Intelligent Systems, Inc. And Subsidiaries)
          Notes to the Consolidated Financial Statements

NOTE 6 - BUSINESS CONDITION

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant amounts of cash or other material liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty

The Company's ability to continue as a going concern is dependent upon its ability to a) maximize and grow its current revenue streams; b) streamline current operations to reduce costs and overhead; and c) generate additional debt and equity capital sufficient to continue carrying-out its business plan and to pay its obligations as they become due. In addition, the Company anticipates entering into various arrangements with compatible operating business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis compares our results of operations for the three months ended March 31, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2004.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2004 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Our business plan is to become a next-generation media and entertainment corporation. To capitalize on what we believe to be a significant investment opportunity, we launched a new music entity called Recording Artists Worldwide
Inc. ("RAWW")   We are seeking to acquire privately held entertainment
entities, initially in the music sector.

In July 2004, we acquired Stellar Software Solutions, Inc. as a wholly owned subsidiary. Stellar Software Network is a Texas corporation that hires programmers and contracts them to companies. The acquisition of Stellar Software Network allowed us to generate our first revenues since 1999.

In August 2004, we acquired Ascendant Texas Source Group, Inc., a Texas corporation, that is a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services.

We acquired Stellar Software Network Inc. and Ascendant Texas Source Group, Inc. to create positive initial cash flow and to create an internal architecture for managing future acquisitions.

In January of 2005, Ascendant lost its only significant customer and ceased operations. The Company is in litigation with the former owner of Ascendant, asserting misrepresentation of its status at the time of the sale and seeking to recover the shares issued in the transaction. The seller has made various counter claims. The results of the litigation are undeterminable at this time.

On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, in the form of 100 shares of Series B Convertible Preferred Stock. The Company also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. The transaction closed on February 11, 2005. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years.

Corazong, formerly a privately-held European company, is a music recording and production entity that released its first music CD in 1999 and is currently attempting to expand its operations into Western Europe and the United States. The most significant asset currently managed by Corazong is its catalog of music recordings.

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

Specializing in the independent motion picture industry, RSE provides theatrical film distribution services and strategic market development. RSE works with third parties in creative advertising, media placement and public relations to achieve maximum box office return for their clients. RSE also offers complete distribution services for clients whether the release is limited, regional or nationwide.

The founders of R.S. are Ron Rodgers and Randy Slaughter. Each has over 35 years of theatrical distribution and marketing experience. Both Mr. Rodgers and Mr. Slaughter will retain their executive positions with RSE subsequent to its acquisition by the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

We had net revenues of $476,250 for the three months ended March 31, 2005 compared to $-0- for same period in 2004. The increase in net revenues was the result of our purchasing four subsidiaries. Our subsidiary, Texas Source Group, had revenues of $39,431 and, Stellar Software Network had revenues of $307,266 for the quarter. Our new subsidiaries, Corazong Music and R.S. Entertainment, had revenues of $91,248 and $38,305, respectively, from the dates we bought them to the end of the quarter.

We had operating expenses of $977,890 for the three months ended March 31, 2005 compared to $489,642 for the comparative period of 2004. $178,723 of this increase was due to the costs incurred as we sought acquisitions of our operating subsidiaries. Beginning in 2004 we hired consultants to develop our business plan and provide legal and accounting services. $386,764 and $384,719, respectively, of the consulting expenses incurred in each period were paid in shares or options for shares of our common stock.

The other reason our operating expenses increased this year when compared to last year was our acquisition of our operating subsidiaries. Stellar Software Network had operating expenses of $169,902 and Texas Source Group had $65,570, respectively. Corazong Music and R.S. Entertainment had $25,800 and $48,253 of these expenses, respectively, after we bought them. We had no active subsidiaries in the first quarter of 2004.

Interest expense during the three months ended March 31, 2005 was $16,975, a decrease of $12,544 from the three months ended March 31, 2004. We attribute the decrease in interest expense to the decrease in debt due to the passing of the statute of limitations of some of our old debt. The Texas Code provides, in part, that any action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. During the quarter ended March 31, 2004 we recorded a gain on release of debt of $871,090 for those debts which we are no longer obligated to pay due to the statute of limitations. These debts were incurred under our prior operations.

Our net loss was $820,842 during the three months ended March 31, 2005 compared to a net income of $351,929 incurred in the first three months of 2004. Our increased net loss was the result of our efforts to acquire operating companies and the related cost of the consultants we hired to make these acquisitions. The gain on forgiveness of debt is an unusual occurrence and is not part of our ongoing operations. Excluding the gain on the release of debt the loss for the first quarter of 2004 would have been $519,161. Therefore the increase in the loss as actually incurred in the comparative periods was $301,681.

LIQUIDITY

During the three months ended March 31, 2005, we used cash from operations of $196,866 compared to using $71,480 in the comparative quarter of the prior year. This is the result of our acquiring our four active subsidiaries. We had cash on hand of $55,931 as of March 31, 2005 compared to $617 cash as of March 31, 2004. $184,961 of the cash we used in 2005 came from loans from related parties.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section
16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 but the plaintiffs re-filed in state court alleging a sworn account. We have filed an Answer asserting our statute of limitations defense.

11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We intend to defend the lawsuit, deny breach of the alleged lease agreement and further intend to defend under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was tried on May 12, 2005. Post-trial briefs have been submitted to the Court and a ruling is pending.

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

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be primarily breach of contract relating to her employment agreement. Damages have not been specified. It is too early to tell the likely outcome of the case.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities
---------------------------------------

On January 18, 2005, February 11, 2005 and March 30, 2005, we issued 294,117 shares, respectively, of common stock to Sunny Nariani for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, we issued 3,000,000 shares, respectively, of common stock to various individuals for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 18, 2005, we issued 4,500,000 restricted shares of common stock to the Company's CEO, Gary F. Kimmons, for compensation. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 30, 2005, we issued 30,000,000 shares, respectively, of common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

In March 2005, the Company submitted to its shareholders a proposal to split its common shares on a one share for two hundred shares basis. The reverse split was approved by a majority of the Company's shareholders and effectuated in May of 2005. In addition, the Company shareholders approved an official change of the Company's corporate name from GK Intelligent Systems, Inc. to
M. Power Entertainment, Inc.

Item 5. Other Information.

On April 7, 2005, the Company's Articles of Incorporation were amended to create a certificate of designation for Series C Convertible Preferred Stock in connection with the acquisition of White Canyon, Inc. and Channel Access, Inc.

On April 7, 2005, the Company acquired all of the outstanding shares of White Canyon, Inc. and Channel Access, Inc., Utah Corporations for 1,000,000 shares of its Series C Convertible Preferred Stock.

On May 18, 2005, the Company amended its Articles of Incorporation to record the reverse split of its common stock on a one share for two hundred shares basis. Also on this date the Company further amended its Articles of Incorporation so as to change its corporate name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.


On May 23, 2005, the Company's independent auditors resigned and the Company engaged new independent auditors.

Item 6. Exhibits

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

31.1** Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley
       Act of 2002.

31,2** Certification of Chief Financial Officer Pursuant to Section 302 of the
       Sarbanses-Oxley Act of 2002.

32.1** Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
       1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
       2002.

**    Filed herewith.
                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                              M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                             (FKA GK INTELLIGENT SYSTEMS, INC.)



Dated: June 21, 2005             /s/ Gary F. Kimmons
                             By____________________________________
                               Gary F. Kimmons
                               President, Chief Executive Office and
                               Chief Financial Officer