Form 10QSB
period 2005-06-30
M POWER ENTERTAINMENT INC.
filed 2005-08-22
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period Ended: June 30, 2005; or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period _________ to __________

                 Commission File Number: 0-22057
                _________________________________


           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)
      _____________________________________________________
      (Exact name of registrant as specified in its charter)

         Delaware                                     76-0513297
 ______________________________                      _________________
(State or other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

      432 Park Avenue South, 2nd Floor, New York, NY  10016
      ______________________________________________________
       (Address of principal executive offices) (Zip Code)

                          (212) 731-2310
        __________________________________________________
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of August 15, 2005, was 27,264,355.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)

                      Report on Form 10-QSB

               For the Quarter Ended June 30, 2005

                              INDEX
                                                                       Page

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3

                  Condensed Consolidated Balance Sheet...............   4
                  Condensed Consolidated Statements of Operations....   5
                  Condensed Consolidated Statements of Cash Flows....   6
                  Notes to the Condensed Consolidated Financial
                    Statements......................................    8

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................  13

         Item 3.  Controls and Procedures ...........................  18

Part II. Other Information

         Item 1.  Legal Proceedings .................................  18

         Item 2.  Changes in Securities .............................  19

         Item 3.  Defaults Upon Senior Securities ...................  20

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  20

         Item 5.  Other Information .................................  20

         Item 6.  Exhibits ..........................................  20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.






           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES

                (FKA GK INTELLIGENT SYSTEMS, INC.)

                       FINANCIAL STATEMENTS

                          June 30, 2005

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
              Condensed Consolidated Balance Sheets

                              ASSETS

                                                     June 30,   December 31,
                                                       2005         2003
                                                  ------------- -------------
CURRENT ASSETS                                      (Unaudited)

  Cash                                            $    110,520  $     54,096
  Accounts receivable                                  189,343       183,104
  Inventory                                             57,524             -
  Other current assets                                  38,094         3,473
                                                  ------------- -------------

     Total Current Assets                              395,481       240,673
                                                  ------------- -------------

FIXED ASSETS, NET                                      633,180         9,964
                                                  ------------- -------------
OTHER ASSETS

  Goodwill                                           8,275,517       136,839
  Patents, net                                         835,000             -
  Music catalog and licensing rights                   500,000             -
                                                  ------------- -------------

     Total Other Assets                              9,610,517       136,839
                                                  ------------- -------------

     TOTAL ASSETS                                 $ 10,639,178  $    387,476
                                                  ============= =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $    321,357  $    257,548
  Accounts payable - related parties                   103,925         3,697
  Bank overdraft                                         2,561             -
  Accrued expenses                                     930,467       777,634
  Accrued expenses - related parties                    75,330        65,681
  Accrued acquisition costs                            166,662             -
  Notes payable                                        250,077       164,000
  Notes payable - related parties                      463,940       232,421
  Mandatorily redeemable series C convertible
   preferred stock: $0.01 par value. 1,000,000
   shares authorized; 1,000,000 and -0- shares
   issued and outstanding, respectively              4,000,000             -
                                                  ------------- -------------

     Total Current Liabilities                       6,314,319     1,500,981
                                                  ------------- -------------

     TOTAL LIABILITIES                               6,314,319     1,500,981
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series B: $0.001 par value,
    100,000 shares authorized, 232,276 and -0-
    shares issued and outstanding, respectively            232             -
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 17,658,396 and 1,112,731
    shares issued and outstanding, respectively         17,659         1,113
  Additional paid-in capital                        59,106,191    46,811,939
  Stock subscriptions receivable                      (500,000)     (500,000)
  Accumulated deficit                              (54,299,223)  (47,426,557)
                                                  ------------- -------------

     Total Stockholders' Equity (Deficit)            4,324,859    (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                             $ 10,639,178  $    387,476
                                                  ============= =============



       The accompanying notes are an integral part of these condensed consolidated financial statements.



             M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
       (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
            Condensed Consolidated Statements of Operations
                              (Unaudited)



                                       For the Three Months Ended  For the Six Months Ended
                                               June 30,                    June 30,
                                      --------------------------- ---------------------------
                                           2005           2004         2005          2004
                                      ------------- ------------- ------------- -------------
REVENUES                              $    659,287  $          -  $    698,718  $          -

COST OF GOODS SOLD                          67,318             -       158,337             -
                                      ------------- ------------- ------------- -------------

GROSS PROFIT                               591,969             -       540,381             -
                                      ------------- ------------- ------------- -------------
OPERATING EXPENSES

  Depreciation and amortization              3,881           264         4,813           264
  Impairment of goodwill                 5,359,484             -     5,359,484             -
  Payroll expenses                          19,369             -       117,195             -
  General and administrative             1,170,687       816,805     1,864,720     1,306,774
                                      ------------- ------------- ------------- -------------

      Total Expenses                     6,553,421       817,069     7,346,212     1,307,038
                                      ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                    (5,961,452)     (817,069)   (6,805,831)   (1,307,038)
                                      ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Gain (loss) on extinguishment of debt          -       (22,121)            -       (22,121)
  Gain on release of debt                        -             -             -       871,090
  Interest expense and loan discount fees  (16,303)      (21,388)      (33,781)      (50,907)
                                      ------------- ------------- ------------- -------------

     Total Other Income (Expense)          (16,303)      (43,509)      (33,781)      798,062
                                      ------------- ------------- ------------- -------------

NET LOSS BEFORE DISCONTINUED OPERATIONS (5,977,755)     (860,578)   (6,839,612)     (508,976)

LOSS FROM DISCONTINUED OPERATIONS          (41,014)            -       (33,054)            -
                                      ------------- ------------- ------------- -------------

NET LOSS                              $ (6,018,769) $   (860,578) $ (6,872,666) $   (508,976)
                                      ============= ============= ============= =============
BASIC LOSS PER SHARE FROM
 CONTINUING OPERATIONS                $      (0.80) $      (3.81) $      (1.58) $     (13.42)
                                      ============= ============= ============= =============
BASIC LOSS PER SHARE FROM
 DISCONTINUED OPERATIONS              $      (0.01) $       0.00  $      (0.01) $       0.00
                                      ============= ============= ============= =============
TOTAL BASIC AND DILUTED NET
 LOSS PER SHARE                       $      (0.81) $      (3.81) $      (1.59) $     (13.42)
                                      ============= ============= ============= =============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             7,518,002       226,058     4,343,946       37,913
                                      ============= ============= ============= =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   5



             M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
       (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)



                                                           For the Six Months Ended
                                                                    June 30,
                                                                2005         2004
                                                           ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                  $ (6,872,666) $   (508,649)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                                 6,293           264
    Gain on release of debt                                           -      (871,090)
    Loss on extinguishment of debt                                    -        22,121
    Amortization of unearned compensation                             -       232,824
    Impairment of goodwill                                    5,359,484             -
    Issuance of common stock, stock options, and
     warrants for services rendered                             979,701       581,260
 Changes in operating assets and liabilities:
    Decrease in accounts receivable                             121,650             -
    (Increase) decrease in other current assets                  (4,828)        6,476
    Increase (decrease) in accounts payable and
      accrued expenses                                           11,703        (2,425)
    Increase in accounts payable and accrued
      expenses - related party                                  109,877       131,737
                                                           ------------- -------------

      Net Cash Used by Operating Activities                    (288,786)     (407,482)
                                                           ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                        (3,247)       (3,209)
 Cash received in acquisition transactions                       84,356             -
                                                           ------------- -------------

      Net Cash Provided By (Used in) Investing Activities        81,109        (3,209)
                                                           ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable                                     36,479        47,000
 Proceeds from notes payable - related party                    225,061             -
 Common stock issued for cash                                         -       514,998
 Increase in bank overdraft                                       2,561             -
                                                           ------------- -------------

      Net Cash Provided by Financing Activities                 264,101       561,998
                                                           ------------- -------------

NET INCREASE IN CASH                                             56,424       151,307

CASH AT BEGINNING OF PERIOD                                      54,096            97
                                                           ------------- -------------

CASH AT END OF PERIOD                                      $    110,520  $    151,404
                                                           ============= =============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                   6

             M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
       (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
      Condensed Consolidated Statements of Cash Flows (Continued)
                              (Unaudited)



                                                           For the Six Months Ended
                                                                    June 30,
                                                                2005         2004
                                                           ------------- -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                             $          -  $         -
  Interest                                                 $          -  $         -

Schedule of Non-Cash Investing and Financing Activities:

  Common stock issued for debt                             $          -  $   271,145
  Preferred stock issued in acquisition of subsidiaries    $  6,093,338  $         -
  Common stock issued for acquisition of subsidiary        $  9,150,000  $         -



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   7

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - DESIGNATION OF PREFERRED STOCK

On February 7, 2005, the Company's Board of Directors elected to create and designate a class of Series B Convertible Preferred Stock, primarily for the purpose of facilitating the consummation of the Company's acquisition of
Corazong Music Management, B.V. (see Note 3).   As a part of this action, the
Board of Directors authorized 100,000 shares of $0.001 par value Series B Convertible Preferred Stock, which could be converted into common stock at a rate of 3.15 post-split Common Shares for one Series B Preferred Share, after May 1, 2005. The Series B Preferred Shares carry no liquidation preference, and no dividend rate.

In March 2005 the Company issued an additional 132,276 shares of Series B Convertible Preferred Stock as consideration for the acquisition of R.S. Entertainment, Inc. (see Note 3).

On April 7, 2005, the Company's Board of Directors elected to create and designate a class of Series C Convertible Preferred Stock, primarily for the purpose of facilitating the consummation of the Company's acquisitions of White Canyon, Inc. and Channel Access, Inc. As a part of this action, the Board of Directors authorized 1,000,000 shares of $0.01 par value Series C Convertible Preferred Stock, which could be converted into common stock at a rate of four post-split Common Shares for one Series C Preferred Share. The Series C Preferred Shares carry no liquidation preference, and no dividend rate.

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

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 3 - ACQUISITIONS (Continued)

Acquisition of R.S. Entertainment
---------------------------------

On March 2, 2005, the Company agreed to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for $1,000,000 in shares of the Company's unregistered common stock, or in the equivalent
value of Series B convertible preferred stock.   The value of the shares will
be the average market value of the five business days prior to the date of issuance. The Company elected to issue 132,276 shares of Series B Preferred Stock as payment pursuant to the Agreement. The Company also agreed to provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. The Line of Credit is expected to be available to RSE upon the Company's successful completion of its proposed financing. In the event that the line of credit is not available as of May 31, 2005, an additional 5,000 post-split shares of the Company's common stock will be issued each month until the line of credit becomes available. The company effectively issued 5,000 post-split shares on both May 31 and June 30, as the credit line had not yet been made available. The Company recorded $987,465 in goodwill relating to this acquisition.

The Sellers of R.S. Entertainment have the right to rescind the Agreement if
line of credit is not available after 120 days of the closing date.   Should
this Agreement be rescinded, the Sellers will return the Company's shares received as part of the purchase price for the RSE stock. Sellers shall retain any shares issued in connection with their employment with RSE (subsequent to March 2, 2005) as liquidated damages. As of the date of this report, the Company had not yet issued the $1,000,000 in common shares associated with this Agreement. The amount as been recorded as accrued acquisition costs on the Company's balance sheet. Furthermore, as of June 30, 2005, the Company has not yet secured the $2,500,000 line of credit for RSE. As a consequence, the Company effectively issued 5,000 shares to RS Entertainment on May 31, 2005, and another 5,000 on June 30, 2005. RSE has agreed to extend the deadline for the line of credit for an additional 120 days.

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

Acquisition of White Canyon, Inc. and Channel Access, Inc.
----------------------------------------------------------

On April 7, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby it acquired 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, the Company issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon the Company's completion of a stock-split, the Company issued to the individuals an additional 100,000 post-split shares of its common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs. Both entities reported significant revenues during the year ended December 31, 2004 as well as an overall net income from operations. The Company recorded 3,857,900 in goodwill relating to the acquisitions of White Canyon and Channel Access.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 3 - ACQUISITIONS (Continued)

Acquisition of White Canyon, Inc. and Channel Access, Inc. (Continued)
---------------------------------------------------------------------

Upon the Company's completion of a listing on the American Stock Exchange or on September 30, 2005, whichever is earlier, the Company will redeem any unconverted shares of preferred stock at $4.00 per share. Because the Series C Preferred shares are mandatorily redeemable, they have been classified as debt instruments in these financial statements. The Company anticipates that, following the Closing Date, White Canyon and Channel Access will operate as subsidiaries ("Subsidiaries") of the Company. Also, the Sellers have the right to rescind this Agreement if any unconverted preferred shares are not redeemed
by September 30, 2005.   Should this Agreement be rescinded, the Sellers will
return the Company's shares received as part of the purchase price for the White Canyon and Channel Access stock. The Sellers shall retain the 100,000 post-split common shares issued in connection with the Agreement as full liquidated damages.

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

Acquisition of M Power Futures, Inc.
------------------------------------

On May 25, 2005, the Company entered into a Purchase Agreement whereby it acquired 82.4% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 15,250,000 of the Company's post-split common shares. The Company recorded goodwill of $7,252,410 relating to this acquisition.

MFP is an entity with no operations, assets, or liabilities, other than its 100% ownership of Alan Howarth, Inc., a Nevada Corporation. MPF acquired 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF issued 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if the Company is unable to have its common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if the Company fails to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange.

At June 30, 2005, the Company determined that the operational history of M Power Futures was not sufficient to support the goodwill of $7,252,410 that had been recorded at acquisition. Accordingly, a goodwill impairment expense of $5,222,645 was recorded, bringing the balance of the goodwill pertaining to the purchase of M Power Futures to $2,029,765.

Howarth is a Nevada corporation engaged in the business of musical production and distribution. On the date of acquisition, Howarth's primary assets consisted of music and recording equipment with a net carrying value of $567,090, a substantial music library with various patents and rights pertaining to the library valued at $835,000, and various patents pertaining to the music library, which have been valued at $500,000.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements

NOTE 3 - ACQUISITIONS (Continued)

Pro Forma Information
---------------------

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of Corazong Music Management, R.S. Entertainment, Channel Access, White Canyon, and M Power Futures, as well as the Company's other subsidiaries, Stellar Software Network and Ascendant TSG, had been completed on January 1, 2005 and 2004, respectively:


                                                   For the six months ended
                                                           June 30,
                                                      2005          2004
                                                  ------------- -------------
     Revenues                                     $    944,889  $    697,220
     Loss from Continuing Operations                (6,738,602)   (1,277,366)
     Net Loss                                       (6,797,541)     (619,044)
     Loss per Common Share:
     Basic Net Income (Loss) per Common Share     $      (1.56) $     (16.33)
       Diluted Net Income (Loss) per Common Share $      (1.56) $     (16.33)



                                                  For the three months ended
                                                           June 30,
                                                      2005          2004
                                                  ------------- -------------
     Revenues                                     $    770,825  $    568,260
     Loss from Continuing Operations                (5,922,986)   (1,009,331)
     Net Loss                                       (5,899,002)     (501,665)
     Loss per Common Share:
       Basic Net Income (Loss) per Common Share   $      (0.78) $      (2.22)
       Diluted Net Income (Loss) per Common Share $      (0.78) $      (2.22)


NOTE 4 - COMMON STOCK ACTIVITY

During the six months ended June 30, 2005, the Company issued 1,296,205 post-split shares of its previously unissued common stock to various parties as consideration for services rendered at prices ranging from $0.96 to $0.32 per share (post-split) per share.

NOTE 5 - SIGNIFICANT EVENTS

Reverse Stock-Split
-------------------

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

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements

NOTE 5 - SIGNIFICANT EVENTS (Continued)

Change of Corporate Name
------------------------

On May 10, 2005 the Company's Board of Directors resolved to change the Company's name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

Related Party Transactions
--------------------------

During the six months ended June 30, 2005, the Company borrowed a total of $186,261 from Gary Kimmons, the Company's primary executive officer. The Company made payments of $8,700 on this loan during the period. No formal note document was drafted for this arrangement and the note has no specific terms, other than it is due on demand. Company borrowed an additional $25,100 from various other shareholders during the period.

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

NOTE 7 - SUBSEQUENT EVENTS

Rescission Agreement with Stellar Software
------------------------------------------

In July 2005, the Company's wholly-owned subsidiary, Stellar Software Network, elected to rescind its Acquisition Agreement with the Company. The common shares issued by the Company to the owners of Stellar Software were returned to the Company and cancelled. The results of Stellar's operations for the six months ended June 30, 2005 are included in these financial statements as discontinued operations. The goodwill originally recorded in relation to the acquisition of Stellar was fully impaired at June 30, 2005.

Legal Proceedings
------------------

Subsequent to June 30, 2005, a lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against the Company, based on an alleged breach of contract. Damages have not been specified in the claim. The Company filed a Counterclaim for Recission to unwind the acquisition of TSG based of material misrepresentation of material facts and fraud. The Company anticipates a favorable outcome from these proceedings, and no additional liabilities have been accrued relating this lawsuit.

Related-Party Transactions
--------------------------

Subsequent to June 30, 2005, the Company borrowed an aggregate of $280,000 from related parties. These notes have no specific terms, and are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis compares our results of operations for the three months ended June 30, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

M Power Entertainment develops and introduces lifestyle initiatives to emerging global markets with an initial focus on entertainment.

We identify profitable opportunities and introduce appropriate business models with a lifestyle component emphasizing personal initiative, creativity, responsibility and achievement.

We attract companies with innovative lifestyle concepts, products, services, or investment opportunities that have developed into profitable businesses, but which lack the market clout to break the entrepreneurial glass ceiling. By aligning with M Power Entertainment, these exciting companies obtain access to capital, creative direction and infrastructure support that would otherwise be unavailable to them. By aligning with M Power, these companies also create synergies with other member companies that will result in far greater accomplishments than they could achieve on their own.

We also identify prudent investment opportunities that will create platforms for growth and development of our acquired companies, including investments in the international marketplace.

This is a dynamic, emerging business model aimed at vitalizing the relationship between lifestyle providers and consumers, whether in music, film, communications, learning, design, apparel, real estate, franchise and brand development or other market areas to create a full, meaningful, empowered lifestyle.

Existing ventures may be incorporated into the initiatives, or new entities may be created. We own and operate the initiatives using a decentralized approach with attributes common to most franchising models.

Execution of the M Power strategy has resulted in M Power Entertainment, Inc. growing rapidly through acquisition. M Power acquires profitable companies with effective management in place to continue growing and expanding as a subsidiary. While M Power minimizes imposing its management on subsidiary operational management, it does provide uniform controls, access to capital, and synergistic empowerment for line management initiatives.

M Power's has acquired its subsidiaries because of the M Power philosophy created and developed by its founder Gary Kimmons. The philosophy is to empower entrepreneurial people by giving them the resources to take the base of success that they have developed and expand it to its full potential. The philosophy recognizes that people with proven track records need little in the way of direct intervention in the operation of their businesses. What they do need is financing to grow, corporate structure to deal with the opportunities that come their way and the visibility to compete effectively. M Power provides the corporate structure through its executive management team all of whom have proven track records in merger and acquisition, accounting, finance and corporate development.

As the subsidiaries mature M Power may determine to spin them off as separate public companies. The spinning off of the subsidiaries would allow them greater autonomy, once they have proven the skills to operate at the public level, and provide a significant return on investment to M Power and its financial backers. The funds received in the spin offs would be reinvested in other acquisitions or paid as dividends. M Power anticipates that the software division will likely reach this critical mass first.

In July 2004, we acquired Stellar Software Solutions, Inc. as a wholly owned subsidiary. Stellar Software Network is a Texas corporation that hires programmers and contracts them to companies. The acquisition of Stellar Software Network allowed us to generate our first revenues since 1999. However, subsequent to June 30, 2005, we rescinded our agreement with Stellar.

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

On March 2, 2005, the Company agreed to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for $1,020,000 in shares of the Company's unregistered common stock, or in the
equivalent value of Series B preferred shares.   The Company also agreed to
provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. The Line of Credit is expected to be available to RSE upon the Company's successful completion of its proposed financing. In the event that the line of credit is not available as of May 31, 2005, an additional 5,000 post-split shares of the Company's common stock will be issued each month until the line of credit becomes available.

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

On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby it acquired 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, we issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon our completion of a stock-split, the Company will issue to the individuals an additional 100,000 post-split shares of its common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs. Both entities reported significant revenues during the year ended December 31, 2004 as well as an overall net income from operations.

Upon our completion of a listing on the American Stock Exchange or on September 30, 2005, whichever is earlier, we will redeem any unconverted shares of preferred stock at $4.00 per share. The Company anticipates that, following the Closing Date, White Canyon and Channel Access will operate as subsidiaries ("Subsidiaries") of the Company. Also, the Sellers have the right to rescind this Agreement if any unconverted preferred shares are not redeemed
by September 30, 2005.   Should this Agreement be rescinded, the Sellers will
return our shares received as part of the purchase price for the White Canyon and Channel Access stock. The Sellers shall retain the 100,000 post-split common shares issued in connection with the Agreement as full liquidated damages.

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

On May 25, 2005, we entered into a Purchase Agreement whereby we acquired 70% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 15,250 of our post-split common shares.

MFP is an entity with no operations, assets, or liabilities, other than its 100% ownership of Alan Howarth, Inc., a Nevada Corporation. MPF acquired 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF issued 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if we are unable to have its common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if the Company fails to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange.

Howarth is a Nevada corporation engaged in the business of musical production and distribution. Howarth's primary assets are a substantial music library, various patents and rights pertaining to the library, and music and recording equipment.


RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED June 30, 2004

We had net revenues of $659,287 for the three months ended June 30, 2005 compared to $-0- for same period in 2004. The increase in net revenues was the result of our purchasing our subsidiaries. Our revenues for the quarter were generated by our newly acquired subsidiaries, White Canyon, Channel Access, Corazong Music, R.S. Entertainment, and M Power Futures, each of which were acquired subsequent to June 30, 2004.

We had operating expenses of $6,553,421 for the three months ended June 30, 2005 compared to $817,069 for the comparative period of 2004. The primary reason for this increase was the impairment of goodwill of $5,359,484 pertaining to the Company's acquisition of its M Power Futures subsidiary, and the acquisitions of other operating subsidiaries. The total operating expenses of our subsidiaries totaled $177,992 for the three months ended June 30, 2005.

Our net loss was $ 6,018,769 during the three months ended June 30, 2005 compared to a loss of $860,578 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of the $5,359,484 impairment of goodwill, and our acquisitions of operating subsidiaries, all of which incurred significant operating expenses during the three months ended June 30, 2005.


SIX MONTHS ENDED June 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED June 30,
2004

We had net revenues of $698,718 for the six months ended June 30, 2005 compared to $-0- for same period in 2004. The increase in net revenues was the result of our purchasing our subsidiaries. Our revenues for the quarter were generated in full by our newly acquired subsidiaries, White Canyon, Channel Access, Corazong Music, R.S. Entertainment, and M Power Futures, each of which were acquired subsequent to June 30, 2004.

We had operating expenses of $7,346,212 for the six months ended June 30, 2005 compared to $1,307,038 for the comparative period of 2004. The primary reason for this increase was the Company's impairment of goodwill pertaining to M Power futures, its acquisition of its operating subsidiaries, as well as an increase of $395,190 in the value of common stock issued for services. The total operating expenses of our subsidiaries totaled $355,393 for the six months ended June 30, 2005.

Our net loss was $6,872,666 during the six months ended June 30, 2005 compared to a loss of $508,976 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of our recording impairment of goodwill of $5,359,484, and a $871,090 gain on release of debt during the six months ended June 30, 2004, which was not duplicated during the six months ended June 30, 2005.

LIQUIDITY

During the six months ended June, 2005, we used cash from operations of $288,786 compared to using $407,482 in the comparative period of the prior year. This change results in part from the fact that we recorded a significant gain on extinguishment of debt during the six months ended June 30, 2004, which was not duplicated during the comparable period in 2005. We had cash on hand of $110,520 as of June 30, 2005 compared to $151,404 cash as of June 30, 2004. We acquired $84,356 in cash from the acquisitions of subsidiaries, and received an additional $225,061 in the form of loans from related parties.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section
16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005 we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005.

11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We defended the lawsuit, denied breach of the alleged lease agreement and further defended the claim for past due rents under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was tried on May 12, 2005. Post-trial briefs have been submitted to the Court and a ruling is pending.

Marathon Oil Company. A default judgment was taken against us in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid.
Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "accrued expenses."

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. Based on preliminary discovery, we believe that a favorable outcome of this case for GKI, now M Power, will be reached.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

Item 2. Changes in Securities.


     Recent Sales of Unregistered Securities
     ---------------------------------------

On January 18, 2005, February 11, 2005 and March 30, 2005, we issued 1,471 post-split shares of common stock to Sunny Nariani for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, we issued 15,000 post-split shares, of common stock to various individuals for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 18, 2005, we issued 22,500 post-split restricted shares of common stock to the Company's CEO, Gary F. Kimmons, for compensation. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 30, 2005, we issued 150,000 post-split shares, of common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In April 2005, we issued 47,697 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In May 2005, we issued 589,596 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In June 2005, we issued 467,000 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

In March 2005, the Company submitted to its shareholders a proposal to split its common shares on a one share for two hundred shares basis. The reverse split was approved by a majority of the Company's shareholders and effectuated in May of 2005. In addition, the Company's shareholders approved an official change of the Company's corporate name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

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

On May 25, 2005, the Company acquired all of the issued and outstanding shares of M Power Futures, Inc., for 13,250,000 post-split shares of the Company's common stock.

Item 6. Exhibits

(a) List of Exhibits attached or incorporated by referenced pursuant to Item 601 of Regulation S-B.

Exhibit      Description
--------     -----------

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

3.5  Certificate of Amendment of Certificate of Incorporation (included as
     Exhibit 3.1 to the Current Report on Form 8K filed on May 19, 2005, and incorporated herein by reference).

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

10.80* Consulting Agreement between the Company and Alan Howarth, dated May
       18, 2005

10.81* Purchase Agreement between the Company and Alan Howarth, Gordon Jones,
       Gary Kimmons, and Sheila Testa, dated May 25, 2005

10.82* Purchase Agreement between the Company and Sunil Nariani, dated May 31,
       2005

10.83* Consulting Services Agreement between the Company and Ronald C. Rogers, dated July 13, 2005

10.84* Consulting Services Agreement between the Company and William R.
       Slaughter, dated July 13, 2005

10.85* Consulting Services Agreement between the Company and Mark Laisure, dated May 15, 2005

31.1* Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

32.1* Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *  Filed herewith.



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                 M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                                (FKA GK INTELLIGENT SYSTEMS, INC.)



Dated: August 22, 2005               /s/ Gary F. Kimmons
                                By____________________________________
                                  Gary F. Kimmons
                                  President, Chief Executive Office and
                                  Chief Financial Officer