Form 10KSB/A
period 2004-12-31
M POWER ENTERTAINMENT INC.
filed 2005-11-17
CIK 1024095

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      _______________________


                          FORM 10-KSB/A

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2004

                Commission File Number: 000-22057
                      _______________________

                   M Power Entertainment, Inc.
         -----------------------------------------------
         (Formerly known as GK INTELLIGENT SYSTEMS, INC.)
          Name of Small Business Issuer in Its charter)

               Delaware                              76-0513297
      -----------------------------                -----------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

      432 Park Avenue South, 2nd Floor, New York, NY  10016
      ------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (646)437-3614
         ------------------------------------------------
         (Issuer's Telephone Number, including Area Code)


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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.)      Yes [ ]    No  [X]

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
Item 2.    Description of Property ....................................... 20
Item 3.    Legal Proceedings.............................................. 20
Item 4.    Submission of Matters to a Vote of Security Holders............ 21

                             PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ...... 21
Item 6.    Management's Discussion and Analysis or Plan of Operation...... 22
Item 7.    Financial Statements .......................................... 24
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure............................ 56
Item 8A.   Controls and Procedures........................................ 56
Item 8B.   Other Information.............................................. 56

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.............. 56
Item 10.   Executive Compensation ........................................ 57
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................... 62
Item 12.   Certain Relationships and Related Transactions................. 64
Item 13.   Exhibits....................................................... 64
Item 14.   Principal Accountant Fees and Services......................... 72

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

Recent Events

    We have filed with the State of Delaware an amendment to our Certificate of Incorporation changing our corporate name from GK Intelligent Systems, Inc. to M Power Entertainment Inc., effective May 18, 2005. This amendment was ratified on May 10, 2005 by the unanimous written consent of our Board of Directors and by stockholders holding a majority of our outstanding shares of common stock, also by written consent on February 21, 2005.

     Also on May 10, 2005, our Board of Directors ratified by unanimous written consent a proposal to effect a reverse stock split of our authorized and issued common stock on a one share for two hundred shares basis (1:200). The reverse stock split was also approved by the written consent of stockholders holding a majority of our outstanding shares of common stock on February 21, 2005. In lieu of issuing fractional shares, we paid $0.25 for any fraction of a shares resulting from the split. The split became effective at the opening of business on May 18, 2005. Following the reverse stock split, our total outstanding shares of common stock was reduced to 1,374,759 shares. Also effective on May 18, 2005, our trading symbol on the Over the Counter Bulletin Board was changed from "GKIG" to "MPWE."

      HJ & Associates, LLC, Certified Public Accountants, resigned as our independent certifying accountants, effective May 23, 2005. The termination of our relationship with HJ was unanimously accepted by our board on directors on May 23, 2005.

     Also on May 23, 2005, our board of directors unanimously approved a resolution to engage Hansen Barnett & Maxwell, LLC, Certified Public Accountants, to become our new independent certifying accountants.

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

     In July 2004, we acquired Stellar Software Network, Inc. ("Stellar"), as a wholly owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for $191,000, paid in the form of the 8,025,211 shares of our common stock. Stellar is a Texas corporation that hires software programmers and other technical professionals and contracts them as a staffing agency to outside companies. The acquisition of Stellar allowed us to generate our first revenues since 1999. However, due in part to the fact that Stellar's professional staffing business did not integrate well with the Company's technology and entertainment vision for the future, the acquisition of Stellar was rescinded during the third quarter of 2005.

     In August 2004, we acquired Ascendant Texas Source Group, Inc. ("TSG") as a wholly-owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of TSG's issued and outstanding common stock in exchange for $1,500,000, in the form 42,857,153 shares of our common stock. TSG is a Texas corporation, which acts as a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services. In January of 2005, however, Ascendant lost its only significant customer and ceased operations. The Company is in litigation with the former owner of Ascendant, asserting misrepresentation of its status at the time of the sale and seeking to recover the shares issued in the transaction. The seller has made various counter claims. The results of the litigation are undeterminable at this time.

     On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, in the form of 100 shares of Series B Convertible Preferred Stock. The Company also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. Although the Agreement was on February 11, 2005 and the common stock has been issued, the transaction is not considered consummated to date, as the Company has not yet been able to provide the $1,500,000 line of credit as provided in the Agreement. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years.

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

      The Sellers have the right to rescind the Agreement, due to the fact that the line of credit was not available after 120 days of the closing date. Should this Agreement be rescinded, the Sellers will return the Company's shares received as part of the purchase price for the RSE stock. Sellers shall retain any shares issued in connection with their employment with RSE (subsequent to March 2, 2005) as liquidated damages. Although the Agreement has been signed and the common shares have been issued, the Acquisition is not yet considered to have been consummated, as the contracted line of credit has not yet been provided.

     Specializing in the independent motion picture industry, RSE provide theatrical film distribution services and strategic market development. RSE works with third parties in creative advertising, media placement and public relations to achieve maximum box office return for their clients. RSE also
offers complete distribution services for clients   whether the release is
limited, regional or nationwide.

     The founders of R.S. are Ron Rodgers and Randy Slaughter. Each has over 35 years of theatrical distribution and marketing experience. Both Mr. Rodgers and Mr. Slaughter will retain their executive positions with RSE subsequent to its acquisition by the Company.

     On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, in order to acquire 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, we issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon our completion of a stock-split, the Company will issue to the individuals an additional 100,000 post-split shares of its common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs. Both entities reported significant revenues during the year ended December 31, 2004 as well as an overall net income from operations. Upon our completion of a listing on the American Stock Exchange or on September 30, 2005, whichever is earlier, we will redeem any unconverted shares of preferred stock at $4.00 per share. The Company anticipates that, following the Closing Date, White Canyon and Channel Access will operate as subsidiaries ("Subsidiaries") of the Company. Also, the Sellers have the right to rescind this Agreement if any unconverted preferred
shares are not redeemed by September 30, 2005.   Should this Agreement be
rescinded, the Sellers will return our shares received as part of the purchase price for the White Canyon and Channel Access stock. The Sellers shall retain the 100,000 post-split common shares issued in connection with the Agreement as full liquidated damages.

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

     Despite the fact that the Agreement has been signed and the shares have been issued, this Agreement was not considered to have been fully consummated, due to the fact that the preferred shares were never converted. In September 2005, both White Canyon and Channel Access elected to rescind the Agreement, and the shares issued were returned to the Company.

     On May 25, 2005, we entered into a Purchase Agreement whereby we acquired 70% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 15,250 of our post-split common shares.

     MFP is an entity with no operations, assets, or liabilities, other than its deposit toward the 100% ownership of Alan Howarth, Inc., a Nevada Corporation. MPF is to acquire 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF issued 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if we are unable to have its common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if the Company fails to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange. Due to the fact that we have not been able to provide the growth capital, and are not yet listed on the American Stock Exchange, this Agreement is not yet considered to be fully consummated.

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

     We intend to become a key player in the entertainment and technology markets, primarily through our subsidiary Recording Artists Worldwide, Inc., or RAWW!, and the acquisition of various successful entertainment and technology entities. We are placing a priority on finding companies that have business models synergistic with our Recording Artists Worldwide initiative.

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

     We intend for RAWW to be unique in its emphasis on establishing enhanced personalization as a key element of market transactions, as well as its ability to execute that vision by integrating advanced technological capabilities with highly creative "artistic" tools and expertise. By leveraging its personalization technology, R we believe RAWW can open the door to a new level of relationship between music consumers and suppliers.

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

Operations - Stellar Software Network, Inc.
-------------------------------------------

    Stellar Software Network, Inc. is a provider of professional software services, offering custom software development, systems integration, onsite/offsite and offshore development. Stellar also provides both temporary and permanent IT staffing personnel. The Company's Agreement with Stellar was rescinded in the third quarter of 2005.

Operations - Ascendant TSG
---------------------------

     Founded in 1992, Ascendant TSG is a Houston-based full service provider of quality collaborative e-business process software, process consulting, web development and hosting services. Ascendant TSG ceased operations in the second quarter of 2005.

Products and Services
---------------------

      Stellar Software Network, Inc. - provides IT staffing and software development

      Ascendant TSG - provides business process consulting and information hosting services.

     The Company entered into Acquisition Agreements with following entities during the 2005 fiscal year, although none of which have been fully consummated through the date of this amended filing:

     CoraZong Records - provides music recording and distribution

     R.S. Entertainment - provides independent film distribution and strategic film market development

     WhiteCanyon, Inc. - provides software products WipeClean, WipeDrive Pro,

     SecureDrive, MediaWiper, IntelliMover, Recover My Files, and
     MyPasswordVault, Channel Access, Inc. - offers marketing and distribution of software products

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

Material Contracts
-------------------

     On July 15, 2004, we entered into a Consulting Agreement with Sunil Nariani, the president of Stellar, whereby Mr. Nariani will perform various consulting and administrative services for our Stellar subsidiary, in exchange for a fee of 3,529,412 shares of common stock, payable in installments of 294,117 shares per month. The term of this Agreement is one year, which will automatically renew unless prior written notice is given. The Consulting Agreement with Mr. Nariani was rescinded in the third quarter of 2005.

Recent Developments
-------------------

     On January 17, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation, in exchange for $1,260,000, payable in Series B Convertible Preferred Stock. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years. The agreement was signed on February 11, 2005.

     As an additional stipulation of the Purchase Agreement, we agreed to provide Corazong with a $1,500,000 line of credit starting on March 15th, 2005 to be used to develop and market its catalog and to develop new talent and artists. We have not been able to provide the line of credit through the date of this filing. Therefore, the Acquisition is not deemed to have been fully consummated at this time.

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

     On March 2, 2005, we contracted to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, for $1,000,000 in
shares of our Series B Convertible Preferred Stock.   We also agreed to
provide R.S. Entertainment with a $2,500,000 line of credit to be used for print and advertising movie for the films it distributes. By providing the print and advertising money for the films it distributes R.S. expects to retain a larger percentage of the box office and residual revenues from the films.

      As a condition of the purchase GKIS will provide an operating finance line of credit to RS-Sub to be used to develop and market its catalog and to develop new talent and artists. The line of credit will be $2,500,000 and is expected to be available upon GKIS's successful completion of its proposed financing. Due to the fact that the line of credit was not available as of May 31, 2005, the acquisition has not been fully consummated, and the Sellers have the right to rescind at any time, in which case the Sellers will return the GKIS shares received as part of the purchase price for the RS stock. Sellers shall retain any shares issued in connection with their employment with RS-Sub as liquidated damages. Neither party will have any additional rights, remedies, or obligations as to the other in case of recession of this Agreement.

     Specializing in the independent motion picture industry, R.S. provides theatrical film distribution services including strategic market development. RSE works with talented partners in creative advertising, media placement and public relations to achieve maximum box office return for their clients. The
company also offers a complete distribution job for clients   whether the
release is limited, regional or nationwide.

     The founders of R.S. Entertainment are Ron Rodgers and William R. (Randy) Slaughter. Each has over 35 yeas of theatrical distribution and marketing experience and has served in executive positions with some of the largest and most profitable independent production and distribution companies in America.

     On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we contracted to acquire 100% of the issued and outstanding common stock of White Canyon, Inc. "White Canyon" and Channel Access, Inc. "Channel Access". According to the terms of the Agreement, we issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into 800 shares of restricted common stock, or redeemed by us at $4.00 per share. Additionally, upon our completion of a stock-split, we will issue to the individuals an additional 20,000,000 (pre-split) shares of our common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs.

     Upon completion of a listing on the American Stock Exchange of GKIS but no later than September 30, 2005, we agreed to redeem any unconverted shares of preferred stock at $4.00 per share. In the third quarter of 2005, the Sellers elected to rescind the Agreement as the preferred shares were not
redeemed by September 30, 2005.   The Sellers returned the GKIS shares
received as part of the purchase price for the White Canyon and Channel Access stock. Sellers retained the 20,000,000 (pre split) common shares issued in connection with the Agreement as full liquidated damages.

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

Item 2.    Description of Property.

      On October 1, 2004, we entered into a sublease agreement with 432 Group, LLC to lease office space at in New York, NY. The term of the lease began October 1, 2004 and ends in December, 2005. Monthly rent on the office space totals $2,250. However, 432 Group granted us a temporary rent credit of $1,125 for the months of October through December 2004, which total temporary rent credit of $3,375 will be payable in equal monthly installments over the immediately subsequent 12 months. Accordingly, the monthly rent for January 2005 through December, 2005 shall be 2,588.


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

     In A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. Based on preliminary discovery, we believe that a favorable outcome of this case for GKI, now M Power, will be reached.

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


Holders
-------

     There were approximately 249 holders of record of our Common Stock as of April 13, 2005.

Dividends
---------

     We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

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

Liquidity
---------

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

Trends and Uncertainties
------------------------

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

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

f. Revenue Recognition

During the year ended December 31, 2004 the Company earned revenues from technical staffing and general business support services. The Company recognizes such revenues when services have been performed, collections are reasonably assured and no further obligations exist for the Company. Pursuant to EITF 99-19, the revenues associated with the Company's staffing business are recorded on a gross basis, with staff compensation expensed as cost of sales. Due to the fact that the Company establishes the price of its services, maintains risk of non-collection, and is the primary obligor in its business arrangements, management has determined that recording revenues at gross values is the appropriate accounting treatment.

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

i. Long-Lived Assets

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

m.  Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 148, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effects of net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the years ended
                                                          December 31,
                                                  ---------------------------
                                                       2004         2003
                                                  ------------- -------------
 Net income (loss), as reported                   $ (4,656,826) $    825,174
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                         (157,261)     (433,072)
                                                  ------------- -------------

 Pro forma net income (loss)                      $ (4,814,087) $    392,102
                                                  ============= =============
 Earnings per share:
  Basic and diluted - as reported                 $      (0.05) $       0.03
                                                  ============= =============
  Basic - pro forma                               $      (0.05) $       0.02
                                                  ============= =============
  Diluted - pro forma                             $      (0.05) $       0.01
                                                  ============= =============

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

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable consists of normal trade and operating liabilities incurred since the Company recommenced operations in 2002. Accounts payable incurred prior to the Company ceasing its operations in June 1999 have been outstanding for periods exceeding the statute of limitations of four years and have been determined to be extinguishable and written off as of December 31, 2003. None of these written-off accounts payable were due to related parties. Accordingly, a gain of $1,100,753 was recognized during the year ended December 31, 2003 on the statutory release of these old accounts payable.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2004 consist of the following:

          Accrued interest                       $    295,984
          Judgments                                   445,542
          Accrued payroll taxes                        36,108
                                                 ------------
                                                 $    777,634
                                                 ============

Accrued liabilities amounting to $1,120,029 originating prior to the Company ceasing its operations in June 1999 were written off in December 31, 2003 and were included as part of the gain on release of debt for the year ended December 31, 2003 on the same basis as accounts payable as discussed in Note
3. None of the accrued liabilities written-off were due to related parties. During the 2004 fiscal year, the Company wrote-off $269,542 in accrued interest and $31,347 in accrued interest due to related parties relating to notes payable and notes payable to related parties, which were also written-off during the year. Of the Company's $966,581 gain on release of debt, an aggregate $300,889 pertained to accrued interest and accrued interest payable to related parties.

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

During the year ended December 31, 2003, the Company had certain accounts payable and accrued liabilities that originated prior to the Company ceasing its operations in June of 1999 that had been outstanding for periods exceeding the statute of limitations of four years and were determined to have been extinguishable and were written off as of December 31, 2003, totaling $2,220,782. None of these liabilities were due to related parties.

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

NOTE 10 - ACQUISITIONS

Stellar Software Network, Inc.
-----------------------------

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

Stellar is engaged in the business of providing professional staffing services for entities in the custom software development and information technology industries. On the date of acquisition, Stellar's only assets were in the form of cash, accounts receivable, and minimal fixed assets. The Company deemed the primary value of Stellar to be its customer contacts and relationships, management experience and expertise, and network of professional and technical contacts. Pursuant to SFAS No. 141, management has not assigned a value to these items, as they were deemed purely qualitative in nature. These factors contributed to the Company agreeing to acquire Stellar for a purchase price exceeding the value of Stellar's net assets.
Accordingly, the Company recorded goodwill of $136,839 upon the acquisition of Stellar. The Company has not applied this goodwill to any specific intangible assets, and does not believe this goodwill will be deductible for income tax purposes.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 10 - ACQUISITIONS (Continued)

Stellar Software Network (Continued)
-----------------------------------

The following is an unaudited condensed balance sheet showing the fair values of the assets and liabilities of Stellar at the date of acquisition:

                              ASSETS
                                                               Stellar
                                                               Software
                                                               Network
                                                               -----------
            Cash                                               $   28,403
            Accounts receivable                                    80,989
            Fixed assets, net                                      12,013
                                                               -----------

            Total Assets Acquired                              $  121,405
                                                               ===========

                           LIABILITIES

            Accounts payable                                       65,323
            Notes payable - related party                           1,921
                                                               -----------

            Total Liabilities Assumed                          $   67,244
                                                               ===========

            NET ASSETS ACQUIRED                                $   54,161
                                                               ===========

Ascendant TSG, Inc.
-------------------

On August 13, 2004, the Company entered into a Corporate Restructuring Agreement ("the Agreement") in which the Company acquired all the issued and outstanding common stock of Ascendant TSG, Inc. ("TSG"). According to the terms of the Agreement, the Company acquired all of the TSG's issued and outstanding common stock in exchange for $1,500,000, in the form of the Company's common stock (42,857,153 shares). The consolidated statements of operations include the operations of TSG from acquisition through December 31, 2004.

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 10 - ACQUISITIONS (Continued)

Ascendant TSG, Inc. (Continued)
-------------------------------

The following is an unaudited condensed statement of operations for the year ended December 31, 2004 showing the combined results of operations of TSG, Stellar and GK as though GK had acquired TSG and Stellar effective January 1, 2004.


                              Ascendant    Stellar      GK                        Pro Forma    Pro Forma
                                 TSG       Software     Intelligent   Combined    Adjustments  Combined
                             ------------- ------------ ------------ ------------ ------------ ------------
REVENUES                     $    765,925  $ 1,084,541  $         -  $ 1,850,466  $         -  $ 1,850,466

COST OF SALES                     273,437      814,340            -    1,087,777            -    1,087,777
                             ------------- ------------ ------------ ------------ ------------ ------------
GROSS PROFIT                      492,488      270,201            -      762,289            -      762,289

OPERATING EXPENSES                 55,384      250,735    5,556,871    5,862,990            -    5,862,990

OTHER INCOME (EXPENSES)            (3,230)        (573)     862,096      858,293            -      858,293
                             ------------- ------------ ------------ ------------ ------------ ------------

NET INCOME (LOSS)            $    433,874  $    18,893  $(4,694,775) $(4,242,008) $         -  $(4,242,008)
                             ============= ============ ============ ============ ============ ============
PRO FORMA BASIC AND DILUTED
(LOSS) PER SHARE                                        $     (0.04)                           $     (0.05)
                                                        ============                           ============

The following is an unaudited condensed statement of operations for the year ended December 31, 2003 showing the combined results of operations of Stellar and GK as though GK had acquired TSG and Stellar effective January 1, 2003.



                              Ascendant    Stellar      GK                        Pro Forma    Pro Forma
                                 TSG       Software     Intelligent   Combined    Adjustments  Combined
                             ------------- ------------ ------------ ------------ ------------ ------------
REVENUES                     $  1,542,812  $   821,283  $         -  $ 2,364,095  $         -  $ 2,364,095

COST OF SALES                     672,633      615,962            -    1,288,595            -    1,288,595
                             ------------- ------------ ------------ ------------ ------------ ------------

GROSS PROFIT                      870,179      205,321            -    1,075,500            -    1,075,500

OPERATING EXPENSES                491,145      198,042    1,282,364    1,971,551            -    1,971,551

OTHER INCOME (EXPENSES)           (14,102)      (1,421)   2,107,538    2,092,015            -    2,092,015
                             ------------- ------------ ------------ ------------ ------------ ------------

NET INCOME                   $    364,932  $     5,858  $   825,174  $ 1,195,964  $         -  $ 1,195,964
                             ============= ============ ============ ============ ============ ============
PRO FORMA BASIC AND DILUTED
INCOME PER SHARE                                        $      0.03                            $     (0.04)
                                                        ============                           ============





          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 10 - ACQUISITIONS (Continued)

Ascendant TSG, Inc. (Continued)
-------------------------------

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 12 - COMMON STOCK ACTIVITY

During the year ended December 31, 2004, approximately 63% of the Company's common stock issuances were as consideration for services rendered. The following table summarizes the Company's issuances of common stock for services during the period:

   Date of        Total Shares  Price per      Nature of      Related
   Issuance          Issued      Share         Services        Party
   --------       ------------  ---------  -----------------  --------

    3/5/04            500,000    $0.046       Consulting         No
   3/25/04         12,195,122    $0.037       Administrative     Yes
   4/22/04          1,272,726    $0.050       Administrative     Yes
   4/23/04          3,400,000    $0.050       Consulting         No
   5/25/04            133,333    $0.050       Consulting         No
   6/26/04            268,870    $0.040       Administrative     Yes
   7/28/04          1,155,462    $0.030       Consulting         No
   8/20/04            294,117    $0.040       Consulting         No
   8/23/04          4,285,714    $0.040       Consulting         No
    9/3/04            294,117    $0.040       Consulting         No
   9/26/04          1,000,000    $0.040       Consulting         No
   10/6/04            294,117    $0.040       Consulting         No
  11/18/04            294,117    $0.030       Consulting         No
   12/2/04            500,000    $0.030       Consulting         No
   12/6/04            294,117    $0.020       Consulting         No
  12/17/04          2,000,000    $0.020       Consulting         No
  12/27/04         50,000,000    $0.020       Consulting         No
                  -----------
                   76,181,812    Total Common Shares Issued for Services
                  ===========

During the year ended December 31, 2004, the Company issued a total of 76,181,812 common shares as consideration for services rendered. The aggregate value of these shares was $1,926,917, based on the respective closing market prices of the stock on the dates of authorization.


NOTE 13 - SUBSEQUENT EVENTS

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 13 - SUBSEQUENT EVENTS (Continued)

Acquisition of Corazong Music Management (Continued)
----------------------------------------------------

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

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003


NOTE 13 - SUBSEQUENT EVENTS (Continued)

Acquisition of White Canyon and Channel Access
-----------------------------------------------

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

Other Subsequent Events
------------------------

In January and February 2005, the Company issued 294,117 shares of common stock to Sunil Nariani pursuant to the terms of the one-year Consulting Agreement consummated in June, 2004.

          GK INTELLIGENT SYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2004 and 2003



NOTE 13 - SUBSEQUENT EVENTS (Continued)

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
---------------------------------------------

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

Family Relationships.
--------------------

     Gary Kimmons and Kathryn Kimmons are husband and wife.


Section 16(a) Beneficial Ownership Compliance.
---------------------------------------------

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


Employment Contract
-------------------

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

Director Compensation
---------------------

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

Non-Employee-Directors and Consultants Retainer Stock Plan
----------------------------------------------------------

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
                    Securities   Options
                    Underlying   Granted To   Exercise
                    Options      Employees    Or Base
                    Granted      In Fiscal    Price            Expiration
Name                (#)          Year(%)      ($/Sh)(1)        Date
------------------- ------------ ------------ ---------------- --------------
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

Option Exercise and Year End-Value Table
-----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2004, on a post-reverse split adjusted basis:


         AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND YEAR-END OPTION/SAR VALUE

                                             Number Of
                                             Securities             Value Of
                                             Underlying             Unexercised
                                             Unexercised            In-The-Money
                                             Options/Warrants At    Options At
                                             Fy-End(#)              Fy-End($)(1)
                 Shares        Value     ------------------------------------------
                 Acquired On  Realized      Exercisable (E)/        Exercisable(E)/
Name             Exercise(#)    ($)        Unexercisable (U)      Unexercisable(U)*
---------------- ------------ -------- ------------------------- ------------------
Gary Kimmons(1)       0        0        2,600,000(E)/1,000,000(U)   0(E)/0(U)
Dick Meador           0        0          600,000(E)/0(U)           0(E)/0(U)
Kathryn Kimmons       0        0                0(E)/0(U)           0(E)/0(U)
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



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a)    Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on April 6, 2005, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities. The information set forth in this Item 11 has not been adjusted to reflect the 1:200 reverse stock split effected May 18, 2005.

                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
-----------------------------------------------------------------------------
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

21.1 List of Subsidiaries (included as Exhibit 21.1 to Form 10-KSB filed on May 9, 2005, and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        GK Intelligent Systems, Inc.



Dated: November 16, 2005                /s/ Gary F. Kimmons
                                        ____________________________________
                                        By: Gary F. Kimmons
                                        Its: Chief Executive Officer and
                                        Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         /s/ Gary F. Kimmons
Date: November 16, 2005                  _________________________________
                                         Gary F. Kimmons, Director



                                         /s/ Dick Meador
Date: November 16, 2005                  _________________________________
                                         Dick Meador, Director



                                         /s/ Kathryn Kimmons
Date: November 16, 2005                  _________________________________
                                         Kathryn Kimmons, Director