Form 10QSB
period 2005-09-30
M POWER ENTERTAINMENT INC.
filed 2005-12-12
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarterly period Ended: September 30, 2005; or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period _________ to __________

                 Commission File Number: 0-22057
                _________________________________


           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)
     _______________________________________________________
      (Exact name of registrant as specified in its charter)


           Delaware                             76-0513297
    ______________________________           _________________
   (State or other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

      432 Park Avenue South, 2nd Floor, New York, NY  10016
        __________________________________________________
       (Address of principal executive offices) (Zip Code)

                          (646)437-3614
        __________________________________________________
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of December 9, 2005, was 29,030,767.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                (FKA GK INTELLIGENT SYSTEMS, INC.)

                      Report on Form 10-QSB

             For the Quarter Ended September 30, 2005

                              INDEX

                                                                      Page

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3
                  Condensed Consolidated Balance Sheets..............   4
                  Condensed Consolidated Statements of Operations....   5
                  Condensed Consolidated Statements of Cash Flows....   6
                  Notes to the Condensed Consolidated Financial
                   Statements........................................   8

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................  13

         Item 3.  Controls and Procedures ...........................  18

Part II. Other Information

         Item 1.  Legal Proceedings .................................  18

         Item 2.  Changes in Securities .............................  19

         Item 3.  Defaults Upon Senior Securities ...................  21

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  21

         Item 5.  Other Information .................................  21

         Item 6.  Exhibits ..........................................  22

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES

                (FKA GK INTELLIGENT SYSTEMS, INC.)

                       FINANCIAL STATEMENTS

                        September 30, 2005

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
    (Formerly GK Intelligent Systems, Inc., and Subsidiaries)
              Condensed Consolidated Balance Sheets


                              ASSETS

                                                  September 30, December 31,
                                                       2005         2004
                                                  ------------- -------------
CURRENT ASSETS                                     (Unaudited)

  Cash                                            $     41,332  $     54,096
  Accounts receivable                                        -       183,104
  Other current assets                                  10,000         3,473
                                                  ------------- -------------

     Total Current Assets                               51,332       240,673
                                                  ------------- -------------

FIXED ASSETS, NET                                       10,026         9,964
                                                  ------------- -------------
OTHER ASSETS

  Goodwill                                                   -       136,839
                                                  ------------- -------------

     Total Other Assets                                      -       136,839
                                                  ------------- -------------

     TOTAL ASSETS                                 $     61,358  $    387,476
                                                  ============= =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                $    138,157  $    257,548
  Accounts payable - related parties                         -         3,697
  Accrued expenses                                     883,360       777,634
  Accrued expenses - related parties                    79,230        65,681
  Notes payable                                        252,000       164,000
  Notes payable - related parties                      609,121       232,421
                                                  ------------- -------------

     Total Current Liabilities                       1,961,868     1,500,981
                                                  ------------- -------------

     TOTAL LIABILITIES                               1,961,868     1,500,981
                                                  ------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, Series B: $0.001 par value,
    100,000 shares authorized, 232,276 shares
    issued and outstanding                                 232             -
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 34,280,768 and 1,112,731
    shares issued and outstanding, respectively         34,281         1,113
  Additional paid-in capital                        62,357,263    46,811,939
  Stock subscriptions receivable                    (1,698,625)     (500,000)
  Accumulated deficit                              (62,593,661)  (47,426,557)
                                                  ------------- -------------

     Total Stockholders' Equity (Deficit)           (1,900,510)   (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                             $     61,358  $    387,476
                                                  ============= =============



      The accompanying notes are an integral part of these condensed consolidated financial statements.



                M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
          (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
               Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                          For the Three Months Ended   For the Nine Months Ended
                                                September 30,                 September 30,
                                             2005            2004          2005           2004
                                         ------------- -------------- -------------- -------------

REVENUES                                 $          -  $           -  $           -  $          -

COST OF GOODS SOLD                                  -              -              -             -
                                         ------------- -------------- -------------- -------------

GROSS PROFIT                                        -              -              -             -
                                         ------------- -------------- -------------- -------------

OPERATING EXPENSES

  Depreciation and amortization                   670            123          1,594           387
  Consulting fees                           3,426,797        468,745      4,574,619     1,321,635
  Payroll expenses                             77,025         60,000        187,500       487,201
  Impairment of investments                    49,756              -         49,756             -
  Impairment of subscriptions
    receivable                             10,044,713              -     10,044,713             -
  General and administrative                   73,158          4,119        214,199        30,475
                                         ------------- -------------- -------------- -------------

     Total Expenses                        13,672,119        532,987     15,072,381     1,839,698
                                         ------------- -------------- -------------- -------------

LOSS FROM OPERATIONS                      (13,672,119)      (532,987)   (15,072,381)   (1,839,698)
                                         ------------- -------------- -------------- -------------
OTHER INCOME (EXPENSE)

  Gain on extinguishment of debt                    -              -              -       871,090
  Gain on release of debt                           -         (4,177)             -       (26,298)
  Interest expense                            (22,993)       (17,148)       (56,774)      (68,055)
                                         ------------- -------------- -------------- -------------

    Total Other Income (Expense)              (22,993)       (21,325)       (56,774)      776,737
                                         ------------- -------------- -------------- -------------

LOSS FROM CONTINUING OPERATIONS          $(13,695,112) $    (554,312) $ (15,129,155) $ (1,062,961)
                                         ============= ============== ============== =============
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                         -         36,316        (37,949)       36,316
                                         ------------- -------------- -------------- -------------

NET LOSS                                 $(13,695,112) $    (517,996) $ (15,167,104) $ (1,026,645)
                                         ============= ============== ============== =============
BASIC AND DILUTED LOSS PER SHARE

  Basic and diluted loss from
  continuing operations                  $      (0.51) $       (0.10) $       (1.26) $      (0.34)

  Basic and diluted loss from
  discontinued operations                        0.00          (0.01)          0.00         (0.01)
                                         ------------- -------------- -------------- -------------

  Total Basic and Diluted Loss Per Share $      (0.51) $       (0.11) $       (1.26) $      (0.35)
                                         ============= ============== ============== =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    27,079,007      5,284,733     12,006,149     3,159,410
                                         ============= ============== ============== =============


The accompanying notes are an integral part of these condensed consolidated financial statements.





                M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
          (Formerly GK Intelligent Systems, Inc. and Subsidiaries)
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                             2005         2004
                                                                       ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $(15,167,104) $ (1,026,645)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                            1,594           729
     Gain on release of debt                                                      -      (871,090)
     Loss on extinguishment of debt                                               -        26,298
     Amortization of unearned compensation                                        -       476,235
     Impairment of goodwill                                                 136,839             -
     Impairment of subscriptions receivable                              10,044,713             -
     Issuance of common stock, stock options, and
       warrants for services rendered                                     4,335,386       845,447
  Changes in operating assets and liabilities:
     Change in assets and liabilities from discontinued operations          (43,166)      101,086
     Decrease in accounts receivable and accounts receivable - related            -        (8,360)
     (Increase) decrease in other current assets                            (10,000)            -
     Increase (decrease) in accounts payable and accrued expenses           123,748        30,695
     Increase (decrease) in accounts payable and accrued expenses
       - related party                                                        9,852      (188,716)
                                                                       ------------- -------------

         Net Cash Used by Operating Activities                             (568,138)     (614,321)
                                                                       ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                   (3,747)       (9,581)
                                                                       ------------- -------------

         Net Cash Provided By (Used In) Investing Activities                 (3,747)       (9,581)
                                                                       ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from notes payable                                                 -        40,000
  Net proceeds from notes payable - related party                           559,121       154,614
  Common stock issued for cash                                                    -       514,998
  Proceeds from stock subscriptions receivable                                    -        10,000
  Purchase of cash in acquisitions                                                -       105,085
                                                                       ------------- -------------

         Net Cash Provided by Financing Activities                          559,121       824,697
                                                                       ------------- -------------

NET (DECREASE) INCREASE IN CASH                                             (12,764)      200,795

CASH AT BEGINNING OF PERIOD                                                  54,096            97
                                                                       ------------- -------------

CASH AT END OF PERIOD                                                  $     41,332  $    200,892
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
                                 (Unaudited)



                                                                        For the Nine Months Ended
                                                                               September 30,
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




           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Inelligent Systems, Inc. and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - CORRECTION OF ERROR

In the third quarter the Company determined that the acquisitions of RS Entertainment, Corazong and M Power Futures were not yet fully consummate, due to the existence of certain unfulfilled contingencies and Company obligations. In prior quarters, these acquisitions were recorded as having been fully consummated, with the assets and liabilities of these entities and their operations being consolidated with those of the Company. Because all the terms of the respective agreements have not been fully completed, these acquisitions are now deemed to have not been fully consummated. As such, the equity instruments issued pursuant to these acquisitions have been recorded as subscriptions receivable in these financial statements, without the assets, liabilities or operations being consolidated with those of the Company, to more accurately reflect the substance and current status of the transactions. The values of the respective subscriptions receivable have been impaired at the end of the period based on the decreasing market value of the Company's common stock from the acquisition dates through September 30, 2005.

NOTE 3 - DESIGNATION OF PREFERRED STOCK

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

Additionally, on March 2, 2005, the Company issued 132,276 shares of Series B Convertible Preferred Stock for the purpose of facilitating the consummation of the Company's acquisition of R.S. Entertainment, Inc. (see Note 3).

On April 7, 2005, the Company's Board of Directors elected to create and designate a class of Series C Convertible Preferred Stock, primarily for the purpose of facilitating the consummation of the Company's acquisitions of White Canyon, Inc. and Channel Access, Inc. As a part of this action, the Board of Directors authorized 1,000,000 shares of $0.01 par value Series C Convertible Preferred Stock, which, upon issuance, could be converted into common stock at a rate of four post-split Common Shares for one Series C Preferred Share. The Series C Preferred Shares carry no liquidation preference, and no dividend rate.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Inelligent Systems, Inc. and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 4 - ACQUISITION AGREEMENTS

Acquisition Agreement with Corazong Music Management
----------------------------------------------------

On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company would acquire all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, to be paid in the form of 100,000 shares of Series B Convertible Preferred Stock. As an additional stipulation to the Acquisition, the Company agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. The Agreement was originally signed on February 11, 2005. However, as the Company has been unable to provide the agreed-upon line of credit, the acquisition has not been consummated, and the Company can provide no assurance that it will ever be consummated.

Acquisition Agreement with R.S. Entertainment
---------------------------------------------

On March 2, 2005, the Company contracted to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for $1,000,000 in shares of the Company's unregistered common stock, or in the
equivalent value of Series B convertible preferred stock.   The value of the
shares is to be the average market value of the five business days prior to the date of issuance. The Company issued 132,276 Series B convertible preferred shares pursuant to this Agreement. As an additional stipulation of the Acquisition Agreement, the Company further agreed to provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. Due to the fact that the line of credit was not available as of May 31, 2005, an additional 15,000 post-split shares of the Company's common stock were issued to RSE. As of the date of this report, the Company has not been able to provide the agreed-upon line of credit to RSE. Therefore, the Acquisition has not been officially consummated. The Company can provide no assurance that the line of credit will be provided for RSE, or that the Acquisition of RSE will ever be consummated.

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

Acquisition Agreement with White Canyon, Inc. and Channel Access, Inc.
---------------------------------------------------------------------

On April 7, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby it was to acquire 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, the Company was to issue to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, upon the Company's completion of a stock-split, the Company was to issue to the individuals an additional 100,000 post-split shares of its common stock as further consideration for the acquisitions.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Inelligent Systems, Inc. and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 4 - ACQUISITION AGREEMENTS

Acquisition Agreement with White Canyon, Inc. and Channel Access, Inc
----------------------------------------------------------------------

On September 30, 2005, the Company and the Sellers mutually elected to rescind the Acquisition Agreement. Therefore, at September 30, 2005, all shares issued to the sellers in connection with this Agreement have been returned to the Company, and none of the parties to the original Acquisition Agreement maintains any additional obligations to one another.

Acquisition of M Power Futures, Inc.
------------------------------------

On May 25, 2005, the Company entered into a Purchase Agreement whereby it was to acquire 82.4% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 15,250,000 of the Company's post-split common shares.

MFP is an entity with no operations, assets, or liabilities, other than its 100% ownership of Alan Howarth, Inc. ("Howarth"), a Nevada Corporation. MPF acquired 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF issued 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if the Company is unable to have its common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if the Company fails to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange.

Due to the fact that MPF has been unable to provide Howarth with the agreed-upon line of credit, its acquisition of MPF is not deemed to have been officially consummated as of September 30, 2005. Therefore, MPF continues to be en entity with no assets or liabilities. The Company can provide no assurance that the acquisition of Howarth by MPF will ever be consummated, or that the Company will obtain effective control of Howarth.

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

NOTE 5 - COMMON STOCK ACTIVITY

During the nine months ended September 30, 2005, the Company issued 17,958,163 post-split shares of its previously unissued common stock to various parties as consideration for services rendered at prices ranging from $0.96 to $0.01 per share (post-split) per share. In addition, the Company cancelled 40,126 shares pertaining to services provided by Sunil Nariani, the president of Stellar Software Network, Inc. (Note 5).

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Inelligent Systems, Inc. and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements


NOTE 5 - COMMON STOCK ACTIVITY

Reverse Stock-Split
-------------------

May 10, 2005, the Company's Board of Directors ratified by unanimous written consent a proposal to affect a reverse stock-split of the authorized and issued common stock on a one share for two hundred shares basis (1:200). The split became effective at the opening of business on May 18, 2005. Following the reverse stock split, the total outstanding shares of common stock was reduced to 1,374,759 shares. All references to common stock activity within these consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock-split.

NOTE 6 - SIGNIFICANT EVENTS

Notes Payable to Related Parties
--------------------------------

During the nine months ended September 30, 2005, the Company borrowed a total of $203,661 from Gary Kimmons, the Company's primary executive officer. The Company made payments of $18,775 on this loan during the period. As of September 30, 2005, the outstanding balance on this note totaled $184,886. No formal note document was drafted for this arrangement, and the note has no specific terms, other than it is due on demand.

In addition, the Company borrowed an additional $374,235 from various other shareholders of the Company. These notes have no specific repayment terms, other than that they are due on demand. The Company has accrued interest on these amounts at a rate of 8.0% per annum. Total notes payable to related parties at September 30, 2005 amounted to $609,121.

Rescission of Agreement with Stellar Software
---------------------------------------------

In July 2005, the Company's wholly-owned subsidiary, Stellar Software Network, elected to rescind its Acquisition Agreement with the Company. The common shares issued by the Company to the owners of Stellar Software were returned to the Company and cancelled. The results of Stellar's operations for the six months ended September 30, 2005 are included in these financial statements as discontinued operations. The goodwill originally recorded in relation to the acquisition of Stellar was fully impaired at September 30, 2005.

Change of Corporate Name
------------------------

On May 10, 2005 the Company's Board of Directors resolved to change the Company's corporate name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

Legal Proceedings
-----------------

During the third quarter of 2005, a lawsuit was filed by Julie Maranto, the former owner of Ascendant TSG, Inc. ("TSG") against the Company, based on an alleged breach of contract. Damages have not been specified in the claim. The Company filed a Counterclaim for Recission to unwind the acquisition of TSG based of material misrepresentation of material facts and fraud. The Company anticipates a favorable outcome from these proceedings, and no additional liabilities have been accrued relating this lawsuit. The business operations of the TSG subsidiary are considered to have been discontinued as of June 30, 2005.

           M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
     (Formerly GK Inelligent Systems, Inc. and Subsidiaries)
     Notes to the Condensed Consolidated Financial Statements



NOTE 7 - BUSINESS CONDITION

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

NOTE 8 - SUBSEQUENT EVENTS

Acquisition of Tropical Printing, LLC
-------------------------------------

On November 18, 2005, the Company entered into a Purchase Agreement with two unrelated individuals wherein it acquired 100% of the issued and outstanding common stock of Tropical Printing, LLC, a Florida Corporation ("Tropical").
As consideration for the common shares of Tropical, the Company paid $450,000 to the unrelated individuals, in the form of 9,999,999 shares of the Company's common stock. The value of the shares was determined to be $0.045 per share, based on the five-day average closing price of the Company's common stock. In addition, Tropical agreed to pay 1% of its gross revenues to the Company on a monthly basis, in consideration of overhead costs related to regular business
practices.   When the Purchase Agreement was consummated on November 22, 2005,
Tropical began to operate as a wholly-owned subsidiary of the Company.

Tropical is a printing company located in Sarasota, Florida, providing printing services to businesses in the U.S. and Canada, specializing in "turnkey" production. Tropical is a full service commercial printer with a focus on printing publications. Tropical has continuing contracts to print several monthly publications. It derives a large portion of its revenues by printing and distributing tickets and programs for live entertainment.

Investor Relations Agreement
----------------------------

In November 2005, the Company signed an Agreement with Prestige Procurement and Networking Services ("Prestige") whereby the Company agreed to manage Prestige's investor relations programs and expansions in Asia, beginning in Thailand. Additionally, Prestige agreed to assist the Company in obtaining production opportunities for the 2008 Olympics in Beijing, China. To date, no consideration has exchanged hands in relation to this Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2004.

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

OVERVIEW

M Power Entertainment seeks to develop and introduce lifestyle initiatives to emerging global markets with an initial focus on entertainment.

We seek to identify profitable opportunities and introduce appropriate business models with a lifestyle component emphasizing personal initiative, creativity, responsibility and achievement.

We seek to attract companies with innovative lifestyle concepts, products, services, or investment opportunities that have developed into profitable businesses, but which lack the market clout to break the entrepreneurial glass ceiling. By aligning with M Power Entertainment, these exciting companies can obtain access to capital, creative direction and infrastructure support that would otherwise be unavailable to them. By aligning with M Power, these companies also can create synergies with other member companies that will result in far greater accomplishments than they could achieve on their own.

We also seek to identify prudent investment opportunities that will create platforms for growth and development of our acquired companies, including investments in the international marketplace.

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

Execution of the M Power strategy has resulted in M Power Entertainment, Inc. signing several significant acquisition agreements, in our plan to grow rapidly through acquisition. M Power seeks to acquire profitable companies with effective management in place to continue growing and expanding as a subsidiary. While M Power will refrain from imposing its management on future subsidiary operational management, it does intend to provide uniform controls, access to capital, and synergistic empowerment for line management initiatives.

M Power has signed acquisition agreements with several entities because of the M Power philosophy created and developed by its founder Gary Kimmons. The philosophy is to empower entrepreneurial people by giving them the resources to take the base of success that they have developed and expand it to its full potential. The philosophy recognizes that people with proven track records need little in the way of direct intervention in the operation of their businesses. What they do need is financing to grow, corporate structure to deal with the opportunities that come their way and the visibility to compete effectively. M Power provides the corporate structure through its executive management team all of whom have proven track records in merger and acquisition, accounting, finance and corporate development.

As the future subsidiaries grow and mature, M Power may determine to spin them off as separate public companies. The spinning off of the subsidiaries would allow them even greater autonomy, once they have displayed the skills to operate at the public level, and provide a significant return on investment to M Power and its financial backers. The funds received in the spin offs would be reinvested in other acquisitions or paid as dividends. M Power anticipates that the software division will likely reach this critical mass first.

In July 2004, we acquired Stellar Software Solutions, Inc. as a wholly-owned subsidiary. Stellar Software Network is a Texas corporation that hires professional computer technicians and programmers and contracts their services to outside entities. The acquisition of Stellar Software Network allowed us to generate our first revenues since 1999. However, during the third quarter of 2005, we rescinded our agreement with Stellar, due, in part, to the fact that its industry of operation did not flow with the long-term business model we have created for the Company.

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

We acquired both Stellar Software Network Inc. and Ascendant Texas Source Group, Inc. with the intent to generate positive initial cash flow and to create an internal architecture for managing future acquisitions.

On January 17, 2005, the Company entered into a Purchase Agreement with two unrelated individuals, whereby the Company was to acquire all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for $1,260,000, to be paid in the form of 100 shares of Series B Convertible Preferred Stock. The Company also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. The transaction was signed by all parties on February 11, 2005. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years.

As of the date of this report, the Company has been unable to provide Corazong with the agreed-upon line of credit. Therefore, the acquisition of Corazong has not been officially consummated. We can provide no assurance that the Company will ever be able to provide the line of credit to Corazong, or that this acquisition will ever be consummated.

Corazong, formerly a privately-held European company, is a music recording and production entity that released its first music CD in 1999 and is currently attempting to expand its operations into Western Europe and the United States. The most significant asset currently managed by Corazong is its catalog of music recordings.

On March 2, 2005, the Company entered into an agreement to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") in exchange for $1,000,000 in shares of the Company's unregistered
common stock, or in the equivalent value of Series B preferred shares.   As an
additional stipulation of the Acquisition Agreement, the Company further agreed to provide RSE with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes.

The Sellers have maintained the right to rescind this Agreement if line of credit is not available after 120 days of the contract signing. Although the Company has extended this date several times, the Company has not been able to provide the agreed-upon ling of credit, and is technically in default on the Agreement. The Company can give no assurances that we will be able to provide this line of credit, or that the acquisition of RS will ever be officially consummated.

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

On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we contracted to acquire 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, we agreed to issue to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by the Company at $4.00 per share. Additionally, we agreed that, upon our completion of a stock-split, the Company will issue to the individuals an additional 100,000 post-split shares of our common stock as further consideration for the acquisitions.

During the third quarter of 2005 the Sellers and the Company mutually agreed to rescind the Purchase Agreement. This decision to rescind the Agreement was based, in part, by our inability to complete our listing on the American Stock Exchange. Neither the Company nor the Sellers maintain any ongoing obligations of any kind related to the Purchase Agreement.

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

On May 25, 2005, we entered into a Purchase Agreement whereby we agreed to acquire 82.4% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 15,250,000 of our post-split common shares.

MPF is an entity with no operations, assets, or liabilities, other than its 100% ownership of Alan Howarth, Inc., a Nevada Corporation. MPF agreed to acquire 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF is to issue 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF has agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if we are unable to have its common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if the Company fails to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange.

As of the date of this report, the Company has been unable to provide any sum of growth capital to Howarth, and has been unable to obtain a listing on the American Stock Exchange. Due to these factors, the Company's acquisition of MPF is not deemed to have been officially consummated. The Company can provide no assurances that we will ever be able to provide MPF with the agreed-upon growth capital, or that we will be able to secure a listing on the American Stock Exchange, or that we will ever be able to fully consummate the acquisition of MPF.

Howarth is a Nevada corporation engaged in the business of musical production and distribution. Howarth's primary assets are a substantial music library, various patents and rights pertaining to the library, and music and recording equipment.

In addition, in November 2005 the Company acquired all the issued and outstanding common stock of Tropical Printing, LLC, a Florida corporation, in exchange for $450,000 in the form of 9,999,999 shares of common stock. As a stipulation of the Acquisition Agreement, the Company will receive 1% of all of Tropical Printing, LLC's gross revenues, paid on a monthly basis.

Tropical Printing, LLC is a full-service commercial printing operation located in Sarasota, Florida. It specializes in "turn-key" printing, and currently has several continuing contracts to print magazines and other monthly periodicals. It also derives a large portion of its revenues from the printing and distributing of tickets and programs for live entertainment events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

We had net revenues of $-0- for the three months ended September 30, 2005 compared to $-0- for same period in 2004. The Company earned and reported revenues during the third quarter of 2004, but all of those revenues pertained to the operations of Stellar and Ascendant TSG, which have both been discontinued. Because the Company's relationships with both Stellar and Ascendant TSG were discontinued as of September 30, 2005, the revenues earned during 2004 have been reclassified in these financial statements as results from discontinued operations.

We had operating expenses of $13,672,119 for the three months September 30, 2005 compared to $532,987 for the comparative period of 2004. The primary reason for this increase was that the Company incurred consulting fees totaling 3,426,797 during the quarter, resulting from various issuances of common stock to consultants, and the Company recognized an expense of $10,044,713 relating to the impairment of various subscriptions receivable.

Our net loss was $13,695,112 during the three months ended September 30, 2005 compared to a loss of $517,996 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of the aforementioned consulting expenses, and impairment of subscriptions receivable.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

We had net revenues of $-0- for the nine months ended September 30, 2005 compared to $-0- for same period in 2004. The Company earned and reported revenues during the nine months ended September 30, 2004, but all of those revenues pertained to the operations of Stellar and Ascendant TSG, which have both been discontinued. Because the Company's relationships with both Stellar and Ascendant TSG were discontinued as of September 30, 2005, the revenues earned during 2004 have been reclassified in these financial statements as results from discontinued operations.

We had operating expenses of $15,072,381 for the nine months ended September 30, 2005 compared to $1,839,698 for the comparative period of 2004. The primary reason for this increase was that the Company recognized an expense of $10,044,713 on the impairment of subscriptions receivable, and incurred consulting fees totaling 4,574,619 during the nine months ended September 30, 2005, resulting from various issuances of common stock to consultants.

Our net loss was $15,167,104 during the nine months ended September 30, 2005 compared to a loss of $1,026,645 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of the aforementioned impairment expense and consulting expenses.

LIQUIDITY

During the nine months ended September 30, 2005, we used cash from operations of $568,138 compared to using $614,321 in the comparative period of the prior year. This change results in part from the fact that we recorded a significant gain on extinguishment of debt during the nine months ended September 30, 2004, which was not duplicated during the comparable period in 2005. In addition, the value of common stock issued for services rendered during the nine months ended September 30, 2005 far exceeded the total for the same period in 2004. We had cash on hand of $41,332 as of September 30, 2005 compared to $200,949 cash as of September 30, 2004. Our most significant cash inflows during the period resulted from the receipt of $559,121 in the form of loans from both related and unrelated parties.

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

In July of 2005, we issued 6,155,625 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In August of 2005, we issued 5,182,874 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In September of 2005, we issued 5,283,333 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On November 18, 2005, the Company entered into a Purchase Agreement with two unrelated individuals wherein it acquired 100% of the issued and outstanding common stock of Tropical Printing, LLC, a Florida Corporation ("Tropical").
As consideration for the common shares of Tropical, the Company paid $450,000 to the unrelated individuals, in the form of 9,999,999 shares of the Company's common stock. The value of the shares was determined to be $0.045 per share, based on the five-day average closing price of the Company's common stock. In addition, Tropical agreed to pay 1% of its gross revenues to the Company on a monthly basis, in consideration of overhead costs related to regular business
practices.   When the Purchase Agreement was consummated on November 22, 2005,
Tropical began to operate as a wholly-owned subsidiary of the Company.

Tropical is a printing company located in Sarasota, Florida, providing printing services to businesses in the U.S. and Canada, specializing in "turnkey" production. Tropical is a full service commercial printer with a focus on printing publications. Tropical has continuing contracts to print several monthly publications. It derives a large portion of its revenues by printing and distributing tickets and programs for live entertainment.


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

On April 7, 2005, the Company contracted to acquire all of the outstanding shares of White Canyon, Inc. and Channel Access, Inc., Utah Corporations for 1,000,000 shares of its Series C Convertible Preferred Stock. This arrangement was rescinded by the parties in September, 2005.

On May 18, 2005, the Company amended its Articles of Incorporation to record the reverse-split of its common stock on a one share for two hundred shares basis. Also on this date the Company further amended its Articles of Incorporation so as to change its corporate name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

On May 23, 2005, the Company's independent auditors resigned and the Company engaged new independent auditors.

On May 25, 2005, the Company contracted to acquire all of the issued and outstanding shares of M Power Futures, Inc., for 15,250,000 post-split shares of the Company's common stock. As of the date of this report, the acquisition remains unconsummated.

Item 6.  Exhibits

(a) List of Exhibits attached or incorporated by referenced pursuant to Item 601 of Regulation S-B.


Exhibit    Description
---------------------------------------------------------------------------

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

3.5 Certificate of Amendment to the Certificate of Incorporation (included as exhibit 3.1 to the Current Report of Form 8-K on May 19, 2005, and incorporated herein by reference).

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

10.80 Consulting Agreement between the Company and Alan Howarth, dated May 18, 2005 (incorporated herein by reference).

10.81 Purchase Agreement between the Company and Alan Howarth, Gordon Jones, Gary Kimmons, and Sheila Testa, dated May 25, 2005 (incorporated herein by reference).

10.82 Purchase Agreement between the Company and Sunil Nariani, dated May 31, 2005 (incorporated herein by reference).

10.83 Consulting Services Agreement between the Company and Ronald C. Rogers, dated July 13, 2005 (incorporated herein by reference).

10.84 Consulting Services Agreement between the Company and William R. Slaughter, dated July 13, 2005 (incorporated herein by reference).

10.85 Consulting Services Agreement between the Company and Mark Laisure, dated May 15, 2005 (incorporated herein by reference).

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

                                M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                               (FKA GK INTELLIGENT SYSTEMS, INC.)

                                 /S/ Gary F. Kimmons
Dated: December 9, 2005       By____________________________________
                                Gary F. Kimmons
                                President, Chief Executive Office and
                                Chief Financial Officer