Form 10KSB
period 2005-12-31
M POWER ENTERTAINMENT INC.
filed 2006-04-20
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      _______________________


                           FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2005

                 Commission File Number: 000-22057
                     _______________________

                   M POWER ENTERTAINMENT, INC.
          ----------------------------------------------
          Name of Small Business Issuer in Its charter)

               Delaware                              76-0513297
      -----------------------------                -----------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


             2602 Yorktown Place, Houston Texas 77056
      ------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (212)731-2310
         ------------------------------------------------
         (Issuer's Telephone Number, including Area Code)


  Securities registered under Section 12(b) of the Exchange Act:

                               None
                             -------

  Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.001 Par Value
                 -------------------------------
                         (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.)      Yes [ ]    No  [X]

     The Issuer's revenues for the most recent fiscal year ended December
31, 2005 were $2,265,687. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2006 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $825,961. The number of shares of the Registrant's common stock issued and outstanding on March 27, 2006, was 72,044,687.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
==============================================================================

                        TABLE OF CONTENTS

ITEMS                                                                    PAGE
-----                                                                    ----

                              PART I

Item 1.    Description of Business........................................  4
Item 2.    Description of Property ....................................... 18
Item 3.    Legal Proceedings.............................................. 18
Item 4.    Submission of Matters to a Vote of Security Holders............ 19

                             PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Repurchases of Equity Securities ........... 20
Item 6.    Management's Discussion and Analysis or Plan of Operation...... 21
Item 7.    Financial Statements .......................................... 22
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure............................ 30
Item 8A.   Controls and Procedures........................................ 30
Item 8B.   Other Information.............................................. 30

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............31
Item 10.   Executive Compensation ........................................ 32
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................... 36
Item 12.   Certain Relationships and Related Transactions................. 37
Item 13.   Exhibits....................................................... 38
Item 14.   Principal Accountant Fees and Services......................... 41

                              PART I

Item 1.    Description of Business.

Recent Events

    We have filed with the State of Delaware an amendment to our Certificate of Incorporation changing our corporate name from GK Intelligent Systems, Inc. to M Power Entertainment Inc., effective May 18, 2005. This amendment was ratified on May 10, 2005 by the unanimous written consent of both our Board of Directors and stockholders holding a majority of our outstanding shares of common stock (based on shareholdings on February 21, 2005).

     Also on May 10, 2005, our Board of Directors ratified by unanimous written consent a proposal to effect a reverse stock split of our authorized and issued shares of common stock on a one share for two hundred share basis (1:200). The reverse stock split was also approved by the written consent of stockholders holding a majority of our outstanding shares of common stock on February 21, 2005. In lieu of issuing fractional shares, we paid $0.25 for any fraction of a share resulting from the reverse stock split. The split became effective at the opening of business on May 18, 2005. Following the reverse stock split, our total outstanding shares of common stock was reduced to 1,374,759 shares. Also effective on May 18, 2005, our trading symbol on the Over the Counter Bulletin Board was changed from "GKIG" to "MPWE."

     In November 2005, we acquired all the issued and outstanding common stock of Tropical Printing, LLC, a Florida corporation, in exchange for 9,999,999 shares of our common stock valued at $450,000. As a stipulation of the Acquisition Agreement, we will receive 1% of all of Tropical Printing, LLC's gross revenues, paid on a monthly basis. Tropical Printing, LLC is a full-service commercial printing operation located in Sarasota, Florida. It specializes in "turn-key" printing, and currently has several continuing contracts to print magazines and other monthly periodicals. It also derives a large portion of its revenues from the printing and distributing of tickets and programs for live entertainment events.

      HJ & Associates, LLC, Certified Public Accountants ("HJ"), resigned as our independent certifying accountants, effective May 23, 2005. The termination of our relationship with HJ was unanimously accepted by our board on directors on May 23, 2005. Also on May 23, 2005, our board of directors unanimously approved a resolution to engage Hansen Barnett & Maxwell, LLC, Certified Public Accountants, to become our new independent certifying accountants. On January 13, 2006, our board of directors unanimously approved a resolution to replace Hansen Barnett & Maxwell, LLC with Malone & Bailey LLC, a certifying and accounting firm located in Houston, Texas.

History

    We were incorporated in Delaware on February 26, 1988 under the name Technicraft Financial, Ltd. In October 1991, we changed our name to LBM-US, Inc. Pursuant to an agreement effective August 1994, we acquired GK Intelligent Systems, Inc., a Texas corporation, and GK Intelligent Systems became our wholly owned subsidiary. In August 1994, we also changed our name
to GK Intelligent Systems, Inc.   In September 1997, we merged with our wholly
owned subsidiary, GK Intelligent Systems.

    As GK Intelligent Systems, we became an American Stock Exchange company in 1998 and traded under the symbol "GKI." During our initial years, our business was concentrated in advanced learning technology and products. We operated through our affiliation with internationally-known entities such as AT&T, the US Dept of Transportation, NCR Corporation, Microelectronics Computer Consortium, Radio Shack, National Geographic, The Smithsonian and AOL.

     Early in 1998, we began marketing our learning technology called Smart One(SM), intelligent training software that adapts to the learning styles and abilities of individual users. Smart One, was designated as an official flagship (software) technology of the United Nations. The Director of Global Technology for the UN, Dr. Joseph Ben Dak, joined our Board to facilitate a global implementation.

     In early 1999, we developed our first product, Around the Web in 80 Minutes that targeted consumers desiring to learn how to use the Internet. It combined artificial intelligence, multimedia technology and advanced instructional techniques to deliver training more efficiently and cost-effectively than traditional computer-based training. Approximately thirty thousand copies of the product were sold retail. The retailers of America selected GKI and its product as "best new technology", "best retail marketing strategy" and "best overall for show" at their Retail XChange conference in February, 1999. Around the Web in 80 Minutes was distributed
internationally.   In April and May of 1999, we worked on an Internet Explorer version of the product in conjunction with AOL, and had completed a beta version of the new product ready for AOL market testing. Also, we developed the IPS technology suite consisting in part of Smart One(SM), Smart Enterprise(SM), and Adaptive Dynamic Interfacing, the precursor of "Doorways."

     However, we encountered difficulty securing the capital necessary to sustain our growth and brand our product. We closed our doors in June 1999 with approximately $4 million in outstanding debt. We then became dormant and had no operations until 2002. In 2002, we focused on debt elimination and corporate restructuring activities. These issues were essentially resolved by the end of 2002.

     From 2003 to the end of 2005, we pursued a new business strategy that focused on the entertainment marketplace. In 2003, we formed three wholly-owned subsidiary companies, Smart One Learning Systems, Inc., Recording Artists Worldwide, Inc. and The Baseball Club, Inc. These subsidiaries are currently dormant. On May 18, 2005, we changed our name to M Power Entertainment, Inc. This was done to reflect an anticipated business emphasis in the entertainment marketplace.

     A key part of our strategy during the 2003-2005 period was to acquire revenue-generating private companies. We acquired several companies with this objective in mind, including a technical staffing company (Stellar Software Network,) a software technology consulting company (Ascendant TSG, Inc.,) a company specializing in producing music for film and TV (M Power Releasing, fka R.S. Entertainment,) a film distribution company, a business printing company (Tropical Printing LLC,) and a Dutch music production company (Corazong Music Management B.V.) None of these entities are with us today for various reasons. One significant factor was our inability to leverage their assets and/or revenues to obtain promised funding for their continued growth. A second and overarching factor has been our acknowledgment that our company's strength is our expertise in developing software technology and establishing it in the marketplace. This has led us to restructure our business plan for 2006 with a goal of building on our strength to introduce what we believe could be a new addition to Internet e-commerce. We are now focusing on creating a new Internet service offering in the form of lifestyle information/Entertainment web portal. We will continue to pursue our M&A objective of finding private enterprises that can support our effort, but they must meet the new criterion of supporting our technology effort.

    Therefore in 2005 companies with which we became disassociated with were Stellar Software Network, M Power Releasing (fka R.S. Entertainment), Corazong Music Management B.V., and Ascendant TSG.


Current Business Activities

     M Power Entertainment is creating a lifestyle information/entertainment portal named "Doorways" designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community. "Doorways" will also serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution. The creation of "Doorways" reflects our mission to help people live life to the fullest by providing relevant, accessible help, guidance and support.

     We are targeting "Doorways" to become a resource for anyone who is actively engaged in pursuing a lifestyle - whether it's home improvement, gardening, rebuilding old cars, or sports. "Doorways" will assist the general public in solving daily problems. It also will assist the general public in buying those things that are most important and relevant to its needs and interests.

     "Doorways" could offer a wide range of businesses a unique opportunity to present their products and services to a broader market. The "storefronts" they establish on "Doorways" will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need. This will give our business clients a chance to build clientele and strengthen their brand by engaging consumers through service and support. In doing so, our sponsoring companies will have a new way to not only retain current customers, but also reach potential new customers, close the sale, and build a long-standing relationship.

     We will use "Doorways" to sell and distribute entertainment content - a $1.9 trillion market according to Pricewaterhouse Coopers, as reported by EchoOnLine in an article dated October 14, 2005. We intend to acquire technical and entertainment production companies who can assist us with "Doorways" development and will use it to create and sell entertainment content.

Background

     In the first quarter of 2006, we elected to revise our previous business model, which involved making acquisitions of privately-held entertainment companies with the objective of linking them to a new form of Internet product/ service distribution. We decided that the change was necessary because we had experienced difficulty raising sufficient capital for expansion, and because our attempt at leveraging the assets/revenue of our acquisitions to help them grow has been difficult as well. A third key factor in our decision is that the subsidiaries were not passing a portion of their revenues along to the parent company.

     In place of our previous model, we are implementing a new approach whereby we will become an Internet technology and marketing services company. We believe that this move will prove to be advantageous to both the company and its shareholders for the following reasons: First, it gives us an opportunity to leverage our previous experience with software design and development and Internet technology. Second, it is a more focused and coherent strategy. By focusing on a single objective, we believe we can be more effective as an organization.

     As an Internet technology and marketing services company, we have adopted a business model with several components. The three most important ones are:

1.    Creeation and successful deployment of the "Doorways" initiative;
2. The acquisition of accretive (defined as an acquisition that is expected to increase earnings per share) Internet technology and audio-visual production entities; and
3.    The pursuit of strategic relationships with other relevant entities.

     We expect to earn revenue from an effective implementation of these components. For example, it is anticipated that the "Doorways" portal could become a forum, or marketplace, for business-to-consumer e-commerce. Should this occur, we will earn a specified percentage of all sales transactions. There is also the possibility of earning consultative revenue by assisting businesses in setting up their electronic "storefronts." Third, all future acquisitions will be required to pass along a specified percentage of their net earnings to our parent company.

     Because it will take a number of months or possibly years before we anticipate seeing significant revenue from "Doorways", we anticipate that we will need to find ancillary sources of capital. Our current plan is to:

     . Secure short-term financing of at least $2 million. These funds will be used to pay for developing a proof-of-concept demonstration of "Doorways", anticipated to cost approximately $500,000. Also, we will use the funds to finance our acquisition activities (valuation fees, audits, legal fees, etc.) and to cover anticipated travel expenses associated with securing the participation of businesses establishing "Doorways storefronts;" and
     . Derive a minimum of $1 million annually from subsidiary revenues passed along to our parent company; and
     . Raise approximately $20 million via a private placement or secondary offering to pay for the first phase of "Doorways" development and implementation.

     We are now taking the following actions in conjunction with our new imperative. We are:

     .  Divesting those acquisitions that do not support our new model;
     . Implementing a new public relations campaign geared to bring attention to us and to "Doorways"; and
     . Fostering strategic relationships with well-established entities supportive of our mission and model, and who can help us gain access to potential venture partners, capital, etc.

The Opportunity

     There is an opportunity to be an active participant in the business-to-consumer Internet e-commerce marketplace. We are gearing our new portal initiative, "Doorways", to be a leader in the next generation of
"e-portals."   We have coined the term "personalized lifestyle commerce" to describe a fundamental shift in emphasis toward true customer relationship building, sales and service within the context of the person's unique lifestyle orientation.

     Our stated mission is to help people live life to the fullest by providing relevant, accessible help, guidance and support. Pursuant to this mission, we are now pursuing a technology initiative aimed at creating an advanced lifestyle information/ entertainment portal that could change the way we seek help in managing our daily affairs. The initiative, "Doorways", would offer a unique alternative to existing Internet search engines and portals such as Google and Yahoo by introducing a new "lifestyle" search metaphor coupled with an advanced "intelligent" user interface. Together, these innovations might provide expert guidance, assistance, and support to anyone seeking help - whether it's for home improvement, gardening, car repair, sports or numerous other popular lifestyle avocations.

     Aggregating expert help into a specific context, or lifestyle, the "Doorways" portal would create the possibility for searchers to access additional, context-relevant information not readily available through current search mechanisms. "Doorways" would offer an enhanced media-rich form of interactivity and support for today's visually-oriented surfing community, and ultimately could serve as a platform for distributing entertainment content, a market Price Waterhouse Coopers estimates at $1.9 trillion, as reported by EchoOnLine in an article dated October 14, 2005 . "Doorways" could also serve as a central forum for new media e-commerce Business-to-Customer product marketing, customer support and distribution.

     There currently is no place for consumers to go on the Internet to obtain practical, relevant and complete help solving their daily lifestyle problems. Many believe that we've lost the type of one-on-one, highly personalized service many of us remember from the '50's and '60's. Large corporations are searching for the best way to leverage the Internet, reach consumers at a one-to-one level, engage them, close sales, and build a longstanding relationship. In view of these factors, there is an opportunity for a company to become an active participant in the business-to-consumer Internet
e-commerce marketplace.   We have set our sights on becoming that company.

     To serve this opportunity, it will be necessary to create a portal that offers unprecedented personalized service and support to consumers with lifestyle needs, problems and issues. It must also provide the kind of platform that businesses can use to deliver such a service. Whoever accomplishes this task could become a significant forum for commerce on the Internet, competing in a market which will have grown to $170 billion in 2006 according to eMarketer in a report dated May, 2005 on E-Commerce in the US:
Retail Trends.

     While there are currently no competitors known to offer Internet services similar to those contemplated by our "Doorways" portal, there are significant portal and search engine service providers with extensive resources that they can bring to bear, should they decide to compete with our initiative. Among these are Amazon.Com, America Online, Yahoo, Google, and approximately 200 other entities of lesser stature in the e-commerce marketplace.

     To further differentiate ourselves and "Doorways" from these and other established competitors, we believe that it will be imperative for us to:

     . Create "Doorways" to be a warm, friendly and convenient place for consumers;
     . Emphasize relationship building and servitude; and . Become the complete resource for a broad range of lifestyles and avocations.

"Doorways" Description and Overview

     When created, "Doorways" will serve as a next-generation Internet portal offering consumers an opportunity to gain new, comprehensive and immersive experiences with a chosen lifestyle (i.e., motorcycling, sailing, rock climbing, home improvement, gardening, etc.) "Doorways" will also solve as a forum for specialized problem solving related to lifestyle issues, and potentially for sales transactions stemming from solutions offered by businesses to their new customers. In addition, consumers desiring to increase their knowledge or skills related to a lifestyle aspect (i.e., how to lay tiles; build a roof; how to sew, etc.) will be able to access relevant training. "Doorways" characteristics will be:

     .  A business-to-consumer e-commerce marketplace;
     .  Specialized Intelligent Performance Support (IPS);
     .  Intelligent querying (searches);
     . Aggregated data acquisition, management and storage; and . Intelligent Training Support (ITS).

     The following example offers an experience that a consumer might have while using "Doorways" services:

     "Doorways" Service Example

     As an example of how the "Doorways" portal might work, imagine that your hot water heater in your home is not working correctly. Unfortunately, troubleshooting malfunctioning hot water heaters is not your area of expertise. To garner the information you need, you enter the "Doorways" web portal on your laptop computer. In "Doorways", you are escorted to the Home Improvement lifestyle area, where subject matter experts representing home improvement product and service vendors offer to lend a hand. You select a local vendor who introduces John, the hot water heater troubleshooting expert.
     With John's knowledgeable guidance and support, you gain the expertise necessary to diagnose the nature of the problem - a worn out coil. John offers to have a new one sent over immediately from their store down the street, or they can have it waiting for you to pick up. However, you decide that maybe its time for a new and larger 75 gallon heater. John points you to their water heater manufacturer's representative, who assists you in making a purchase choice. Shortly thereafter, the new heater is on its way to your home.

     While this is an example of how "Doorways" might help solve a home improvement problem, the concept of "lending a helping expert hand" to assist you in your moment of need is potentially applicable to all lifestyles and
avocations.   In each case, the service will be entirely free to consumers -
we will be paid by vendors in the form of a percentage of each sales transaction.

Possible Benefits to "Doorways" Users

1. Serves as a user-friendly environment for today's visually-oriented surfers, emphasizing a sense of personalized "human" connectivity, simplicity of interaction, ease of information access and availability of experts who can help solve consumer problems.
2. Offers surfers context-relevant information previously unavailable through current search mechanisms; surfers are offered new perspectives about lifestyles they would never have thought to ask about.
3. Provides consumers with context-specific expertise for solving practical daily problems related to health, the home, family, etc.
4.  Serves as a resource for lifestyle education and personal improvement.

Possible Benefits for Participating Businesses

1. Offers emerging companies an opportunity to compete with the market-share leaders in their industry, and grow their revenues without a significant investment in physical infrastructure.
2. Offers market-share leaders a unique, affordable opportunity to attract additional new customers and more importantly, an avenue to cement a long-term relationship with existing customers by making services available 24/7/365.
3. Serves as a new platform for business commerce, delivering targeted prospects (consumers) to vendors. Offers vendors a forum for demonstrating credibility and an avenue for closing the prospective customer.
4. Provides an environment for customer relationship management and targeted marketing. Creates an avenue for personalized engagement and relationship building.

Assistance From Our Subsidiaries

     Those companies who either have or will join the M Power Entertainment family will continue to pursue their individual business objectives. In addition, it is our plan that each would play a key role in the creation and ongoing operation of the "Doorways" initiative. All must share the common characteristics of being a proven success in their respective venue, and of offering services in accordance with our business objectives.

More specifically, the anticipated role of any entities we might acquire will be to:

     . Provide specialized developmental guidance and assistance for the "Doorways" platform;
     . Provide developmental support for those businesses who establish "Doorways" storefronts; and
     . Ultimately, develop content for distribution via the "Doorways" portal.

     In July 2004, we acquired Stellar Software Network, Inc. ("Stellar"), as a wholly owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for $191,000, paid in the form of the 8,025,211 shares of our common stock. Stellar is a Texas corporation that hires software programmers and other technical professionals and contracts them as a staffing agency to outside companies. The acquisition of Stellar allowed us to generate our first revenues since 1999. However, due in part to the fact that Stellar's professional staffing business did not integrate well with our technology and entertainment vision for the future, the acquisition of Stellar was rescinded during the third quarter of 2005.

     In August 2004, we acquired Ascendant Texas Source Group, Inc. ("TSG") as a wholly-owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of TSG's issued and outstanding common stock in exchange for 42,857,153 shares of our common stock valued at $1,500,000. TSG is a Texas corporation, which acts as a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services. In January of 2005, however, TSG lost its only significant customer and ceased operations. We engaged in litigation with the former owner of Ascendant, asserting misrepresentation of its status at the time of the sale and seeking to recover the shares issued in the transaction. The Maranto case has been settled through mediation and settlement documents are being circulated amongst the parties.

     On January 17, 2005, we entered into a Purchase Agreement with two unrelated individuals, whereby we acquired all of the issued and outstanding common stock of Corazong Music Management B.V., a Dutch corporation ("Corazong"), in exchange for 100 shares of Series B Convertible Preferred Stock valued at $1,260,000. We also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. Although the Agreement was on February 11, 2005 and the common stock has been issued, the transaction is not considered consummated to date, as we have not yet been able to provide the $1,500,000 line of credit as provided in the Agreement. As an additional stipulation of the Agreement with Corazong, the sellers have retained the right to repurchase 49% of Corazong for a period of up to two years.

     Corazong, formerly a privately-held European company, is a music recording and production entity that released its first music CD in 1999 and is currently attempting to expand its operations into Western Europe and the United States. The most significant asset currently managed by Corazong is its catalog of music recordings.

     On March 2, 2005, we agreed to purchase all of the outstanding common stock of R.S. Entertainment, Inc., a Utah Corporation, ("RSE") for
$1,020,000 in shares of the Company's unregistered common stock, or in the
equivalent value of Series B preferred shares.   We also agreed to provide RSE
with a $2,500,000 line of credit to be used for print and advertising funds for the films it distributes. By providing the print and advertising money for the films it distributes, RSE expects to retain a substantial percentage of the box office and residual revenues from the films. The Line of Credit is expected to be available to RSE upon our successful completion of our proposed financing.

      The Sellers have the right to rescind the Agreement, due to the fact that the line of credit was not available after 120 days of the closing date. Should this Agreement be rescinded, the Sellers will return our shares received as part of the purchase price for the RSE stock. Sellers shall retain any shares issued in connection with their employment with RSE (subsequent to March 2, 2005) as liquidated damages. Although the Agreement has been signed and the common shares have been issued, the acquisition is not yet considered to have been consummated, as the contracted line of credit has not yet been provided.

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

     The founders of R.S. are Ron Rodgers and Randy Slaughter. Each has over 35 years of theatrical distribution and marketing experience. Both Mr. Rodgers and Mr. Slaughter will retain their executive positions with RSE subsequent to its acquisition by us.

     On April 7, 2005, we entered into a Purchase Agreement with two unrelated individuals, in order to acquire 100% of the issued and outstanding common stock of White Canyon, Inc. ("White Canyon") and Channel Access, Inc. ("Channel Access"). According to the terms of the Agreement, we issued to the individuals an aggregate of 1,000,000 shares of restricted Series C convertible preferred stock, each share of which may be converted into four shares of post-split restricted common stock, or redeemed by us at $4.00 per share. Additionally, upon our completion of a stock-split, we will issue to the individuals an additional 100,000 post-split shares of our common stock as further consideration for the acquisitions. Both White Canyon and Channel Access are entities specializing in the sale and distribution of proprietary computer software programs. Both entities reported significant revenues during the year ended December 31, 2004 as well as an overall net income from operations.

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

     Upon our completion of a listing on the American Stock Exchange or on September 30, 2005, whichever was earlier, we would redeem any unconverted shares of preferred stock at $4.00 per share. We anticipated that, following the Closing Date, White Canyon and Channel Access would operate as our subsidiaries ("Subsidiaries"). Also, the Sellers have the right to rescind this Agreement if any unconverted preferred shares are not redeemed by
September 30, 2005.   Should this Agreement be rescinded, the Sellers would
return our shares received as part of the purchase price for the White Canyon and Channel Access stock. The Sellers retained the 100,000 post-split common shares issued in connection with the Agreement as full liquidated damages.
On October 7, 2005 the WhiteCanyon sellers elected to rescind, triggering the terms of rescission. On October 10, 2005, the sellers of Channel Access also elected to rescind triggering the terms of rescission.

     Despite the fact that the Agreement was been signed and the shares issued, this Agreement was not considered to have been fully consummated, due to the fact that the preferred shares were never converted. In September 2005, both White Canyon and Channel Access elected to rescind the Agreement, and the shares issued were returned to the Company.

     On May 25, 2005, we entered into a Purchase Agreement whereby we acquired 70% of the issued and outstanding common stock of M Power Futures, Inc., a Delaware corporation ("MPF"), in exchange for 18,500,000 of our post-split common shares.

     MFP is an entity with no operations, assets, or liabilities, other than its deposit toward the 100% ownership of Alan Howarth, Inc., a Nevada Corporation. MPF is to acquire 100% of the issued and outstanding common stock of Alan Howarth, Inc. ("Howarth") pursuant to a Purchase Agreement dated May 18, 2005. Per the terms of the Purchase Agreement, MPF issued 5,000,000 shares of its common stock in exchange for all the issued and outstanding common shares of Howarth. In addition, MPF agreed to provide, on a "best efforts" basis, $2,000,000 in growth capital, to be paid in semi-annual installments of $500,000, to Howarth. Per the Agreement Howarth retains the right to rescind the Agreement if we are unable to have our common stock listed on the American Stock Exchange within 180 days of the Agreement date, or if we fail to issue the required number of cash and shares to Howarth within thirty days of becoming listed on the American Stock Exchange. Due to the fact that we have not been able to provide the growth capital, and are not yet listed on the American Stock Exchange, this Agreement is not yet considered to be fully consummated.

     Howarth is a Nevada corporation engaged in the business of musical production and distribution. Howarth's primary assets are a substantial music library, various patents and rights pertaining to the library, and music and recording equipment.

Business Overview
-----------------

Twelve Month Plan of Operations - M Power
-----------------------------------------

     During the next 12 months, we will direct our resources to the development of the Doorways web portal. In order to achieve this goal, we will divest ourself of any subsidiaries or other corporate relationships that do not directly support or complement the Doorways portal strategy and its development. We will enter into strategic alliances, form joint ventures and/or acquire interests in companies whose products and services integrate into the Doorways portal as technical, design, and audio/visual content components, assist storefront customers to design and implement their Doorways presences, and provide us with revenue contributions.

     As the transition to the Doorways business model proceeds, we will raise 3 kinds of capital: 1.working capital to pay for professional services, evaluations, audits, and other normal corporate expenses and to provide accounting, reporting, capital access and other administrative efficiencies to the subsidiaries, joint ventures, and strategic alliances 2. acquisition and growth capital to acquire or form and grow subsidiaries, joint ventures and strategic alliances that fit Doorways' requirements, and 3. development capital for the Doorways portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make Doorways cohesive, friendly, and informative. If the plan as outlined is achieved within 12 months, we will have raised approximately $2 million for working capital, $500,000 for technology demonstration prototype creation, and $20 million for technology development. Acquisitions, joint ventures, and strategic alliances are anticipated to require approximately $30 million of investment capital.

     The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

Operations - Stellar Software Network, Inc.
-------------------------------------------

    Stellar Software Network, Inc. is a provider of professional software services, offering custom software development, systems integration, onsite/offsite and offshore development. Stellar also provides both temporary and permanent IT staffing personnel. Our agreement with Stellar was rescinded in the third quarter of 2005.

Operations - Ascendant TSG
---------------------------

     Founded in 1992, Ascendant TSG is a Houston-based full service provider of quality collaborative e-business process software, process consulting, web development and hosting services. Ascendant TSG ceased operations in the second quarter of 2005.

Operations - Tropical Printing LLC
----------------------------------

     Tropical Printing is a full service commercial printer with a focus on the printing of publications. We currently have contracts to print several monthly publications. The other large segment of business for the company is in the entertainment business through the printing and distribution of tickets and programs for live entertainment.

Products and Services
---------------------

      M Power Entertainment Inc. - developer of an Internet
                                   lifestyle/entertainment portal.

      Tropical Printing LLC. - provides premium printing services to businesses in the U.S. and Canada.

      M Power Futures -  is an entertainment and intellectual property company

Marketing and Distribution
--------------------------

     Stellar and Ascendant TSG market their respective services to corporate customers. The potential customers are contacted by their marketing people who make proposals for services to be provided to the customers. In many cases the customers come to them and request the services based upon their past experience with the companies. During the 2004 fiscal year, our marketing efforts were minimal. Tropical Printing LLC has historically had three main sources of revenue, which include the printing and publishing of magazines and digests; the printing and production of material for the circus industry, including tickets and ticketing materials; and other general printing services in connection with brochures, business stationary and marketing materials.

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

Competitive Business Conditions
-------------------------------

M Power Entertainment Inc.

     While there are currently no competitors known to offer Internet services similar to those contemplated by our "Doorways" portal, there are significant portal and search engine service providers with extensive resources that they can bring to bear, should they decide to compete with our initiative. Among these are Amazon.Com, America Online, Yahoo, Google, and approximately 200 other entities of lesser stature in the e-commerce marketplace.

Tropical Printing LLC

     While there are many companies which have significantly more resources in the printing industry than Tropical, we believe Tropical will be competitive in the printing industry due to the fact that we believe Tropical uses state of the art equipment and operates efficiently. We believe that Tropical's main competition for services will come from other printing companies in the gulf coast of Florida region. Tropical has recently hired a new sales representative, which we believe will increase Tropical's customers and business. If Tropical is unable to bring in new business and/or maintain the contracts it has now, we could be forced to curtail and/or abandon the operations of Tropical, which could cause the value of our securities to decrease.

Technology

Intelligent Performance Support (IPS)

     The Internet of the future will serve as the primary mechanism for obtaining relevant information about individuals and, based on that information, offering a new level of highly-personalized service. Those technologies that serve to enable this process will play an integral role in our lives. They will become part of our daily existence, helping us to perform our daily tasks, solve problems, raise our children, and grow as individuals. This form of service will be an observable component of what Bill Gates has referred to as "ubiquitous computing." It's technical name is "intelligent performance support", or "IPS". The IPS technology will follow us everywhere and into every imaginable situation, whether we are washing our car, or sending an astronaut into space.

     We believe that we can play a key role in this evolution. Computer software featuring intelligent, highly-adaptive, user interfaces will need to be developed. The software will serve to link those who offer specialized information and services to those who need it, taking into consideration the specific context and environment in which the service is offered. It will essentially bring a "thinking" capability to the average person, looking out for the person's well-being, needs, and interests on a proactive basis. It will learn more about the person with each new interaction, thereby increasing it's ability to offer ever-improving service.

     In the future, IPS will be a vital component of our daily lives. It will place an unlimited number of "virtual experts" at the fingertips of the average person, empowering the individual and bringing solutions to life's issues and problems instantaneously. It will lead to an improved quality of life for everyone; IPS will effectively improve each person's involvement and control within the context of any given situation, thereby enabling them to gain greater control over their lives.

"Performance support" is the process of helping people accomplish what is important to them in their daily lives such as:

     1. Delivering guidance and support to consumers using intelligent software on an open network infrastructure;

     2. Determining and executing specific tasks to meet the needs of a predefined target market on a real-time basis;

     3. Establishing interactivity within business-to-business and business-to-consumer markets; and

     4. Acting in the best interests of the user while having the ability to suggest possible solutions or new ways to achieve results.

     Our intelligent performance support capability will be an essential component of all of our service offerings: intelligent customer support; targeted e-commerce, and service outcome reporting. The intelligent performance support feature will use advanced Internet and our proprietary technologies to proactively assist end users.

     The personal needs and interests of our users will be expressed in the users' dialogue. While each user has unique needs, all require assistance that can be anticipated, identified and addressed. We will have the unique capability of inferring the user requirements, offering valuable help "intelligently" and in a personalized format.

     Our intelligent performance support capability will successfully emulate human support, communication and interactivity by combining intelligent software, a unique web platform, commerce services, catalog content, and interoperability. With increased efficiency and shortened cycle times, providers and suppliers will enjoy a strategic competitive advantage as well as a rapid return on investment while consumers will receive personalized information, guidance, and support.


Adaptive Dynamic Interfacing

     Users seeking help or information interact with software applying expert systems, speech recognition, and avatar (avatars are computer software renditions of human beings) technologies to offer real-time, contextual "human" assistance.

Smart One(SM) Learning Technology

     Smart One is an advanced learning technology emulating a superlative human teacher by determining how a student learns best, what s/he knows, and what s/he can do, thereby creating a relevant, personal experience. The student is taught only that which s/he needs to learn and is offered unlimited learning support until mastery is achieved.

     Our Smart One technology delivers state-of-the-art training through a computer-based training system that utilizes multimedia technology, artificial intelligence, an adaptive dynamic interface, and advanced training methodologies. The basic functions are:

     a. Providing individual users with interactive training and skills support for a wide variety of products and services;

     b. Using adaptive "intelligent" learning by tailoring the training modules to what each user knows and adjusting to the way each user learns. Our proprietary Adaptive Dynamic Interfacing technology is used for this function; and

     c. Recognizing the user's approach to learning and, when in doubt, asking for the user's preferences.

     Smart One is an advanced intelligent training deployment software based on specifications determined by management and developed for us in conjunction with AT&T Global Information Solutions ("AT&T GIS"). The goal is to provide individual users with interactive training and skills support for a wide variety of products and services. Smart One is capable of real-time adaptation and customization of training to the individual, and as a template or engine, is ready for any content to be added to suit the customer's need. Smart One's multimedia-based training selectively adjusts to the needs of each individual being trained. As such, a multimedia-enabled computer emerges as a highly personal and sophisticated "learning assistant."

     The training process includes both an initial assessment as well as a skill-building phase. In the assessment phase, the computer assesses the unique knowledge and skill level (i.e., strengths and deficiencies) of the individual. Based on this assessment, the computer formulates a totally unique and personalized learning experience for the individual on a real-time basis. Strengths are acknowledged and skill and knowledge deficiencies are resolved, with the computer-based intelligent tutoring system tailoring the experience as the individual proceeds. All of the individual's decisions and actions are recorded so that a complete picture of the person's skills and knowledge can be demonstrated.

     Smart One is capable of tailoring the training modules to what each student knows and can learn. The technology is able to compare the student's performance to "expert" performance and adapts itself accordingly. It also recognizes the student's approach to learning, and when in doubt, asks for the student's preferences. Smart One then uses this information to allow users to
learn at their own pace and style.   Smart One provides the right amount of
support at the right time by monitoring user performance, user interaction history, and current task constraints. It is able to modify the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user. The user learns actively by making choices, and the system responds with a full and varied array of graphics, animation, video, sound effects, and touch interaction that reinforces correct performance and remedies incorrect performance.


Carnot

     Carnot is network software technology using advanced semantic "agents" to provide context-relevant support for system users. The agents have the capability of acting as the emissary of the user, performing remote functions and duties on his/her behalf and collaborating, making conceptual inferences and allocating responsibilities.

Smart Enterprise(SM)

     Smart Enterprise(SM) is advanced software allowing the user to monitor and run an enterprise from a single "cockpit." The software offers multidimensional viewing of key attributes of the enterprise, allowing the user to assess performance and make strategic decisions for improving efficiency.

Research and Development

     We intend to conduct advanced research and development in the field of
personalized (intelligent) performance support.   Also, our subsidiaries will
develop and market a variety of Internet related products and services. These industries are characterized by rapid technological development. We believe that our future success will depend in large part on our ability to continue to enhance our existing products and services and to develop other products and services that complement existing ones. In order to respond to rapidly changing competitive and technological conditions, we expect to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

Customers
---------

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

     Tropical's revenues are mainly derived from contracts Tropical has with three publishers to publish approximately ten (10) magazines; printing services Tropical performs for the Moscow Circus; and services which Tropical performs for a health products company. The Moscow Circus, Sun Coast Media, Scene Magazine, Lumina Health Foods and Florida Family account for approximately 60% of Tropical's revenues.

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

Employees
---------

     As of December 31, 2005, we had twenty (20) employees, seventeen (17) of which are full time and three (3) of which are part-time.


Item 2.   Description of Property.

      On October 1, 2004, we entered into a sublease agreement with 432 Group, LLC to lease office space in New York, NY. The term of the lease began October 1, 2004 and ended in December, 2005. Monthly rent on the office space totaled $2,250. However, 432 Group granted us a temporary rent credit of $1,125 for the months of October through December 2004, which total temporary rent credit of $3,375 was be payable in equal monthly installments over the immediately subsequent 12 months. Accordingly, the monthly rent for January 2005 through December, 2005 was 2,588. We did not renew our lease and the agreement terminated on December 31, 2005.

Item 3.   Legal Proceedings.

     Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

     Awalt Group, Inc. Awalt Group, Inc. commenced litigation against us in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section
16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005 we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on my Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group has appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it is now pending. The Court of Appeals on its own Motion in late February suspended the briefing deadline by 60 days and ordered both parties to mediation. The Court of Appeals required us to mediate and mediation occurred on April, 5, 2006 in accordance with that order and was unsuccessful. The Appellate briefing is due on May 12, 2006. The Appellee's briefing is due on June 6, 2006.

     11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, and tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We defended the lawsuit, denied breach of the alleged lease agreement and further defended the claim for past due rents under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was tried on May 12, 2005. The Court ruled in our favor in the 11500 Northwest, LP case stating that the statute of limitations did apply in this case and a Take Nothing Judgment has been signed by the Court. 11500 Northwest, LP filed a Motion for a New Trial on February 3, 2006, which will be overruled as a matter of law in 75 days if the Court does not grant their Motion.

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

     A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. Based on preliminary discovery, we believe that a favorable outcome of this case for GKI, now M Power, will be reached. The Maranto case has been settled through mediation and settlement documents are being circulated amongst the parties.

     We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.


Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submistted to a vote of securities holders during the fourth quarter of the Company's fiscal year.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer's Purchase of Equity Securities

     Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "MPWE.OB."

     The following table describes, for the respective periods indicated, the prices of M Power Entertainment Inc. common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


     Fiscal 2005              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.0231       $0.0033
     Second Quarter   (1)     $1.30*        $0.20*
     Third Quarter (1)        $0.40*        $0.07*
     Fourth Quarter (1)       $0.075*       $0.05*


     Fiscal 2004              High          Low
     ------------------------ ------------- --------
     First Quarter (1)        $0.07         $0.03
     Second Quarter   (1)     $0.07         $0.03
     Third Quarter (1)        $0.05         $0.02
     Fourth Quarter (1)       $0.04         $0.02

 *Split-adjusted


Holders
-------

     There were approximately 185 holders of record of our Common Stock as of March 27, 2006.

Dividends
---------

     We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

    During the quarter covered by this report ended December 31, 2005, we issued unregistered and restricted shares of our common stock in the following transactions:

    On November 21, 2005, we issued 8,888,888 shares of our restricted common stock to Steven Reuther in consideration for the acquisition of his shares of Tropical Printing LLC. The issuance was valued at $.045 per share or $400,000. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

     Also, on November 21, 2005, we issued 1,111,111 shares of our restricted common stock to Samuel Mauro in consideration for the acquisition of his shares of Tropical Printing LLC. The issuance was valued at $.045 per share or $50,000. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Repurchases of the Company's Equity Securities
----------------------------------------------

None.


Item 6.    Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on our fiscal calendar.

     M Power Entertainment is creating a lifestyle information/entertainment portal named "Doorways" designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community.

     "It is our opinion that the losses incurred during fiscal 2005, while significant, must be viewed within the total context of the Company's growth and development. The losses associated with 2005 are primarily attributable to our attempt to acquire and capitalize privately-held entertainment companies. While we have been successful in attracting and signing acquisition documents with several entities, including RS Entertainment, Corazong and Howarth, we have encountered difficulty securing capital to grow them. We attribute this problem, in part, to a capital market that did not understand or feel that it could support our entertainment-based acquisition strategy. In addition, asset valuations and audits were never completed, making it impossible to secure funds leveraging the companies' assets or net revenues.

     We believe that management is solving this problem by retargeting our business strategy and focusing on our original core competency, which is our demonstrated ability to produce and distribute software for the Internet and merchandising. However, while we are refocusing our energy on Internet software technology development and marketing, we will continue to pursue our aggressive M&A strategy, searching for and bringing in successful technology and audio/visual production entities that can drive revenues and also support our "Doorways" technology initiative. In so doing, the experience and reputation we have gained with our entertainment M&A initiative in 2005 has proven to be extremely valuable, and has helped set the stage for our 2006 business activities.

     We are very encouraged by the positive response we are receiving from key industry participants in the Internet technology, marketing, and product/service branding arenas. We now believe that our business objective is extremely targeted and that it has been refined and improved to reflect the demands of the market we are in."

Results of Operations
---------------------

     Net revenues for the years ended December 31, 2005, and December 31, 2004 were $2,265,687, and $953,381 respectively. We had cost of sales of $1,420,693 in 2005, compared to $679,596 in 2004. These increases resulted from the acquisitions of Ascendant TSG,Inc. ($13,012), Stellar Software Networks, Inc. ($458,843) and Tropical Printing LLC ($948,838) in 2005. We had operating expenses of $5,969,956 for the year ending December 31, 2005 compared to $5,791,537 . The increase of $178,419 was due chiefly to the issuance of common stock, stock options, and warrants to various consultants in connection with our acquisitions and financing efforts and also the amortization of previously issued instruments in the current year. In addition, we elected to fully-impair the goodwill associated with our acquisition of Ascendant TSG, Inc. This impairment resulted in an impairment expense of $49,756.

     We had interest expense of $163,544 for the year ended December 31, 2005 compared to $79,357 for 2004. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The decrease in interest expense was the result of us negotiating settlements to release portions of our debts. During the years ended December 31, 2005 and, we recorded a gain on release of debt due to the passing of the statute of limitations for liabilities incurred prior to our ceasing operations in 1999. The gain was $799,235 in 2005, compared to $966,581 in the preceding year. Excluding these non cash gains our net losses would have been $5,333,158 in 2005, compared to $5,538,542 in 2004.

Liquidity
---------

  During the year ended December 31, 2005, we used cash of $ 4,363,467 in our operations compared to $ 5,593,319 in 2004. We received $ 121,600 cash from the sale of our common stock in 2005 compared to $514,998 in 2004. We borrowed $ 581,660 in 2005 and $251,614 in 2004. We made repayments on loans totaling
$ 0.00 in 2005 compared to $68,812 in 2004.

     We had cash on hand of $ 75,928 as of December 31, 2005 and $ 4,461 at December 31, 2004.


Off-Balance Sheet Arrangments
-----------------------------

None.


Item 7.     Financial Statements.

           THESE FINANCIAL STATEMENTS HAVE NOT BEEN AUDITED.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN AUDITED


                    M POWER, INC.
                    Balance Sheet
                    December 31, 2005


                              ASSETS


                                                              December 31,
                                                                  2005
                                                              -------------
CURRENT ASSETS

   Cash                                                       $     75,283
   Accounts receivable
   Other current assets                                             10,000
                                                              -------------

     Total Current Assets                                           85,928
                                                              -------------

FIXED ASSETS, NET (Note 2)                                           5,306
                                                              -------------
OTHER ASSETS

                                                              -------------

     Total Other
                                                              -------------

     TOTAL ASSETS                                             $     91,234
                                                              =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable (Note 3)                                  $    217,698
   Accounts payable - related parties (Note 3)                       5,000
   Accrued expenses (Note 4)                                       375,682
   Accrued expenses - related parties (Note 5)                     101,496
   Notes payable (Note 2)                                          577,542
   Notes payable - related parties (Note 2)
                                                              -------------

     Total Current Liabilities                                   1,059,720
                                                              -------------

     TOTAL LIABILITIES                                           1,277,418
                                                              -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock authorized: 10,000,000 preferred shares
     at $0.001 par value; none issued and outstanding                    -
   Common stock authorized: 275,000,000 common shares at $0.001
     par value; 53,904,687 shares issued and outstanding            19,021
   Additional paid-in capital                                   50,991,547
   Stock subscriptions receivable                                 (500,000)
   Accumulated deficit                                         (47,329,886)
                                                              -------------

     Total Stockholders' Equity (Deficit)                       (1,186,184)
                                                              -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $     91,234
                                                              =============




      The accompanying notes are an integral part of these consolidated financial statements.

THESE FINANCIALS HAVE NOT BEEN AUDITED



                  M POWER, INC.
              Statement of Operations



                                                     For the Years Ended
                                                         December 31,
                                                 ---------------------------
                                                       2005         2004
                                                 ------------- -------------

REVENUES                                         $      -      $    953,381

  Cost of sales                                         -           679,596
                                                 ------------- -------------
  Gross margin                                                      273,785

OPERATING EXPENSES

  Depreciation and amortization                           242         2,049
  Impairment of goodwill (Note 11)                          -     1,584,865
  Payroll expenses                                     65,466       707,633
  Professional fees                                 4,779,715     3,354,318
  General and administrative                          320,679       142,672
                                                 ------------- -------------

     Total Operating Expenses                       5,166,102     5,791,537
                                                 ------------- -------------

LOSS FROM OPERATIONS                               (5,166,102)   (5,517,752)
                                                 ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense and loan discount fees                           (79,357)
  Gain on release of debt (Note 9)                    799,235       966,581
  Gain (loss) on extinguishment of debt (Note 9)                    (26,298)
                                                 ------------- -------------

     Total Other Income (Expense)                     799,235        60,926
                                                 ------------- -------------

NET INCOME (LOSS)                                  (4,366,867)   (4,656,826)

DIVIDENDS ON PREFERRED STOCK                                -             -
                                                 ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                             $ (4,366,867) $ (4,656,826)
                                                 ============= =============

BASIC INCOME (LOSS) PER SHARE                    $      (0.08) $      (0.05)
                                                 ============= =============

FULLY DILUTED INCOME (LOSS) PER SHARE            $      (0.08) $      (0.05)
                                                 ============= =============
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                53,904,687     87,679,854
                                                 ============= =============
FULLY DILUTED WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                           53,904,687     87,679,854
                                                 ============= =============


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





                            M POWER, INC.
                         Statement of Cash Flows



                                                                   For the Years Ended
                                                                       December 31,
                                                              -----------------------------
                                                                    2005          2004
                                                              -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                               (5,166,102)   $ (4,656,826)
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
    Depreciation and amortization                                       272           2,049
    (Gain) loss on release of debt                                   99,235
    (Gain) loss on extinguishments of debt                                           26,298
    Amortization of unearned compensation                                         1,400,130
    Impairment of goodwill                                                        1,584,865
    Issuance of common stock, options and warrants for services   4,197,517       1,926,918
 Changes in assets and liabilities:
    Increase in accounts receivable                                                 (45,115)
   (Increase) decrease in other current assets                                        3,003
    Increase in accounts payable and accrued expenses                                57,220
    Increase in accrued liabilities - related parties                               (90,847)
                                                               -------------- --------------

      Net Cash Used by Operating Activities                         (869,078)      (758,886)
                                                               -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                 243,322              -
                                                               -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                                       514,998
 Proceeds from issuance of notes payable                                             97,000
 Payments on notes payable                                                          (14,512)
 Proceeds from notes payable - related party                                        154,614
 Payments on notes payable- related party                                           (54,300)
 Cash received on acquisition of subsidiaries                                       105,085
 Cash received on subscription receivable                                            10,000
                                                               -------------- --------------

      Net Cash Provided by Financing Activities                                     812,885
                                                               -------------- --------------

NET INCREASE (DECREASE) IN CASH                                       71,467         53,999

CASH AT BEGINNING OF PERIOD                                            4,461             97
                                                               -------------- --------------

CASH AT END OF PERIOD                                          $      75,928  $      54,096
                                                               ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.





                 M POWER, INC.
              Statement of Cash Flow (Continued)



                                                                   For the Years Ended
                                                                       December 31,
                                                              -----------------------------
                                                                    2005          2004
                                                              -------------- --------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

 Cash Paid For:

   Income taxes                                               $           -  $           -
   Interest                                                   $           -  $       2,255

 Schedule of Non-Cash Financing Activities:

   Common stock issued for debt                               $              $     276,968
   Common stock, warrants, and options issued for services    $              $   1,926,918
   Common stock issued for acquisitions of subsidiaries       $              $   1,691,000




The accompanying notes are an integral part of these consolidated financial statements.

                                 29



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Financial Officer, Gary Kimmons, (the "Certifying Officer") maintains a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officer has concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of December 31, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

The Certifying Officer has indicated that there were no changes in the Company's internal controls or other factors that could affect such controls during the Company's fourth quarter of our fical year ended December 31, 2005 and there were no such control actions taken during the year ending December 31, 2005.

Item 8B.  Other Information.

      None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.


Directors and Executive Officers.
---------------------------------

     Name                Age   Position
     ------------------------------------------------------------
     Gary F. Kimmons     55    Chairman of the Board, President,
                               Chief Executive Officer and Chief
                               Financial Officer
     Dick Meador         56    Director
     Kathryn Kimmons     52    Director and Secretary

     GARY F. KIMMONS, Age 55, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a bachelor of science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

     DICK MEADOR, age 56, previously served as Area Manager for Barrand, Inc., a large regional service provider in the food and beverage industry located in Pensacola, FL . Prior to Barrand, Mr. Meador was COO/Partner in WQSR LP dba Whataburger, Mississippi Gulf Coast. He was responsible for all issues dealing with restaurant operations, personnel, marketing, customer service and
facility maintenance.   Mr. Meador has been employed in the food and beverage
industry for 16 years. Mr. Meador has experience in the management of corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity. Mr. Meador attended The University of Arkansas and the University of Houston, majoring in Economics and Psychology.

     KATHRYN KIMMONS, age 52, currently serves as the Secretary and a Director and has held the position from Junes, 2002. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is experienced merchandising presentation, interior and retail buying.

Family Relationships.
--------------------

     Gary Kimmons and Kathryn Kimmons are husband and wife.

Section 16(a) Beneficial Ownership Compliance.
---------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of our shares of common stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all such forms that they have filed.

     Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2005, none of the officers, directors and more than 10% beneficial owners have filed Form 5's with the SEC.

Code of Ethics
--------------

The Company has adopted a code of ethics for thier principal executive officers which is posted on the Companys's internet website at www.mpe.us.

Item 10.    Executive Compensation.

     The following table sets forth the aggregate compensation paid for services rendered during the periods indicated:


                          SUMMARY COMPENSATION TABLE
                          ---------------------------
                                                        Long Term Compensation
                                                      --------------------------
                               Annual Compensation       Awards          Payouts
                          --------------------------- ----------------- --------
                                                                 Secur-         All
                                            Other                ities    ($)   Other
Name and         Year or                    Annual    Restricted Under-   LTIP  Compen-
Principal        Period   Salary     Bonus  Compen-   Stock      lying    Pay-  sation
Position         Ended    ($)        ($)    sation($) Awards     Options  outs  ($)
(a)              (b)      (c)        (d)    (e)       (f)        (g)(#)   (h)   (I)
---------------  -------  ---------- -----  --------- ---------- -------  ----  --------
Gary F.
Kimmons (1)(2)   2005     $ 240,000     0   $      0        0        0     0     0
President, CEO   2004     $ 240,000     0   $      0        0        0     0     0
and Director     2003     $ 240,000     0   $      0        0        0     0     0

                                       32

      (1) Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

      (2) For 2005 and 2004, Mr. Kimmon's base salary was $240,000. In 2005, Mr. Kimmon's was paid through the issuance of 4,500,000 (pre-split) shares of common stock in February, 2005, which issuance paid overdue accrued compensation for 2004.

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

Director Compensation
---------------------

     On December 31, 2005, we entered into a Director's Agreement to retain the services of Dick Meador as a member of the Board of Directors. Under the Agreement Mr. Meador will serve as a Director from January 1, 2006 through December 31, 2006 and will receive compensation of 300,000 restricted shares of common stock or warrants to purchase 300,000 restricted shares of common shares. As a result of this Agreement, Mr. Meador received a warrant on December 31, 2005 to purchase up to 300,000 shares of unregistered common stock exercisable at $0.08 per share until December 31, 2011.

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

    All issuances in 2005 and 2004 were made against the 2004 plan. On August 22, 2005, the 2004 Stock Option Plan was amended to add 40,000,000 shares to the plan and became effective on September 9, 2005.

     As of December 31, 2005, there were non-qualified stock options outstanding to purchase 678,253 shares of common stock, of which 678,253 were exercisable. For the fiscal year ended December 31, 2005, the Company did not maintain any long-term retirement or other benefit plan, except as described in this report.

Non-Employee-Directors and Consultants Retainer Stock Plan
----------------------------------------------------------

     On March 31, 2004 the Board of Directors approved and adopted the Non Employee-Directors and Consultants Retainer Stock Plan for the Year 2004. The plan was established in order to provide a method whereby chosen directors and persons providing services to the Company may be offered incentives in addition to those presently available, and may be stimulated by increased personal involvement in the fortunes and success of the Company, thereby advancing the interests of the Company and its shareholders. The number of common shares authorized under the plan is two million (2,000,000).

All issuances in 2005 and 2004 were made against the 2004 plan.

Option Grants Table
-------------------

     The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2005.

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
------------------- ------------ ------------ ---------------- -------------

     (1) In 2005 and 2004 Gary Kimmons received no options. In 2003, Gary Kimmons received the following options and/or warrants: (a) a warrant to purchase up to 520,000 shares at the exercise price of $0.35 per share exercisable until December 31, 2007, which represented part of Mr. Kimmons' compensation for 2002; (b) a warrant to purchase up to 80,000 shares at the exercise price of $0.35 per share exercisable until December 31, 2007; and (c) an option to purchase up to 3,000,000 shares at the exercise price of $0.18 per share which was granted to Mr. Kimmons in connection with his February 1, 2003 employment agreement, exercisable until February 1, 2013 (of which 3,000,000 shares are presently exercisable, and the balance shall become exercisable when the Company has raised a minimum of $500,000 in investment capital).

Option Exercise and Year End-Value Table
-----------------------------------------

     The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2005, on a post-reverse split adjusted basis:


           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                        AND YEAR-END OPTION/SAR VALUE

                                             Number Of
                                             Securities             Value Of
                                             Underlying             Unexercised
                                             Unexercised            In-The-Money
                                             Options/Warrants At    Options At
                                             Fy-End(#)              Fy-End($)(1)
                 Shares        Value     --------------------------------------
                 Acquired On  Realized      Exercisable (E)/        Exercisable(E)/
Name             Exercise(#)    ($)        Unexercisable (U)      Unexercisable(U)*
---------------- ------------ -------- ------------------------- ------------------
Gary Kimmons(1)       0        0        2,600,000(E)/1,000,000(U)   0(E)/0(U)
Dick Meador           0        0          900,000(E)/0(U)           0(E)/0(U)
Kathryn Kimmons       0        0                0(E)/0(U)           0(E)/0(U)
____________________


* Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a)    Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information as of the close of business on March 24, 2006, for any person or group, known by the Company to own more than five percent (5%) of our voting securities.
The information set forth in this Item 11 has been adjusted to reflect the 1:200 reverse stock split effected May 18, 2005.

                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
-----------------------------------------------------------------------------
Gary F. Kimmons(2)(3).................... 13,097,552        18.1%
Kathryn Kimmons(4)....................... 13,197,552        18.1%
Steven Reuther (6) ....................... 8,888,888        12.3%
__________________

     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

     2. Mr. Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 13,063,916 shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 13,063,636 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 600,000 of these shares by virtue of warrants to purchase these shares, and (c) 3,000,000 of these shares by virtue of options to purchase these shares (options to purchase 3,000,000 of these shares have already vested.)

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     The address of all persons listed above is 2602 Yorktown Place, Houston, Texas 77056

     (b)    Security Ownership of Management

     The following table sets forth security ownership information as of the close of business on January 21, 2006, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.


                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
------------------------------------------------------------------------------
Gary F. Kimmons (2) (3).................... 13,097,552        18.10%
Kathryn Kimmons (4)........................ 13,097,552        18.10%
Dick Meador(5)............................   1,252,000         0.17%
All directors and executive
 officers (3 Persons).....................  14,315,916        26.50%
__________________

     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

     2. Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 13,063,636 shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own (a) 13,063,636 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (b) 600,000 of these shares by virtue of warrants to purchase these shares, and (c) 3,000,000 of these shares by virtue of options to purchase these shares (options to purchase 3,000,000 of these shares have already vested.)

     4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

     5. Mr. Meador is deemed to own 900,000 of these shares by virtue of a warrant to purchase these shares.

     (c)    Changes in Control.

     To the best of our knowledge there are no present arrangements or pledges of our securities, which may result in a change in our control.

     There are certain contractual provisions which may deter an outside party from attempting to acquire control of us. Such provisions include:

     1. The Employment Agreement with Gary F. Kimmons. For a summary description of the Employment Agreement with Mr. Kimmons and its change in control provisions, see Item 10 Executive Compensation in this report.

     2.     Our Non-Employee Directors and Consultants Retainer
Stock Plan for the year 2004 provides that in the event of a change in control (as defined in the Plan) occurs, certain deferred stock accounts under the plan will be immediately credited with the amount and kind of shares that the holder would ordinarily have received at a later date, certain other adjustments may be made to reflect the effectiveness of the transaction, and the committee may adjust the plan. No shares have been issued and no deferred stock accounts have yet been credited under this Plan as of the date of this report.

     3.     Both our 2003 Stock Option Plan and 2004 Stock Option
Plan have "change in control" or "transfer of control" provisions, which permit options to have accelerated or immediate vesting, and provide for certain other rights, in the event of a "change in control" or "transfer of control", as defined in the respective plans.


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

4.3 Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, dated March 2, 2005 (included as Exhibit 4.1 to the Form 8-K filed March 10, 2005, and incorporated herein by reference).

4.4 Certificate of Designation for Series C Convertible Preferred Stock, dated April 1, 2005 (included as Exhibit 4.1 to the Form 8-K filed April 13, 2005, and incorporated herein by reference).

4.5  Certificate of Designation of Series of Preferred Stock (included as
     Exhibit 3.1 to Form 8-K filed January 25, 2006 and incorporated herein by reference

10.1 Promissory Note between the Company and BDO Seidman LLP, dated June 2, 2002 (included as Exhibit 10.22 to the Form 8-K filed November 6, 2002, and incorporated herein by reference).

10.2 Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003, dated April 1, 2003 (included as Exhibit 4.2 to the Form S-8 filed May 12, 2003, and incorporated herein by reference).

10.3 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed April 5, 2004, and incorporated herein by reference).

10.4 Consulting Agreement between the Company and Deanna Slater, dated May 14, 2004 (included as Exhibit 10.68 to the Form 10-QSB filed May 19, 2004, and incorporated herein by reference).

10.5 Referral Fee Agreement between the Company and Shay Kronfeld, dated July 23, 2004 (included as Exhibit 10.23 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.6 Sublease Agreement between the Company and 432 Group, LLC, dated October 1, 2004 (included as Exhibit 10.25 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.7 Letter re: Agreement to retain Rubenstein Investor Relations, Inc., dated September 15, 2004 (included as Exhibit 99.2 to the Form 8-K filed September 27, 2004, and incorporated herein by reference).

10.8 Referral Fee Agreement between the Company and Wade Brooks, dated August 30, 2004 (included as Exhibit 10.27 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.9 Referral Fee Agreement between the Company and Barry Bergman, dated September 9, 2004 (included as Exhibit 10.28 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.10 Referral Fee Agreement between the Company and Hantman & Associates and/or Robert Hantman, dated August 27, 2004 (included as Exhibit 10.29 to the Form 10-QSB filed November 22, 2004, and incorporated herein by reference).

10.11 Amended 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed December 28, 2004, and incorporated herein by reference).

10.12 Consulting Agreement between the Company and Alan Howarth, dated May 18, 2005 (included as Exhibit 10.80 to the Form 10QSB for June
      30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.13 Purchase Agreement between the Company and Alan Howarth, Gordon Jones, Gary Kimmons, and Sheila Testa, dated May 25, 2005 (included as Exhibit
      10.81 to the Form 10QSB for June 30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.14 Purchase Agreement between the Company and Sunil Nariani, dated May 31, 2005 (included as Exhibit 10.82 to the Form 10QSB for June 30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.15 Consulting Services Agreement between the Company and Ronald C. Rogers, dated July 13, 2005 (included as Exhibit 10.83 to the Form 10QSB for June 30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.16 Consulting Services Agreement between the Company and William R. Slaughter, dated July 13, 2005 (included as Exhibit 10.84 to the Form 10QSB for June 30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.17 Consulting Services Agreement between the Company and Mark Laisure, dated May 15, 2005 (included as Exhibit 10.85 to the Form 10QSB for June 30, 2005 and filed on August 22, 2005 and incorporated herein by reference).

10.18 Consulting Services Agreement between the Company and Sheila Testa dated May 15 2005 (filed herewith)

10.19 Consulting Services Agreement between the Company and Bill Macdonald dated June 16, 2005 (filed herewith)

10.20 Investment Banking Agreement between the Company and Santa Fe Capital dated August 19, 2005 (filed herewith)

10.21 Consulting Services Agreement between the Company and Sharon Shayner dated September 9, 2005 (filed herewith)

10.22 Consulting Services Agreement between the Company and Meir Duke dated September 9, 2005 (filed herewith)

10.23 Amended 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed September 1, 2005, and incorporated herein by reference).

10.24 Investor Relations Agreement between the Company and Prestige Procurement and Networking Services dated October 28, 2005
       (filed herewith).

10.25 Consulting Services Agreement between the Company and Sheila Testa dated November 16, 2005 (filed herewith).

10.26 Purchase Agreement between the Company and Steven Reuther and Samuel Mauro, dated November 21, 2005 (included as Exhibit 2.1 to the Form 8-K filed December 15, 2005, and incorporated herein by reference).

10.27 Employment Agreement between the Company and Tropical Printing LLC. and Steven Reuther, dated November 22, 2005 (filed herewith)

10.28 Employment Agreement between the Company and Tropical Printing LLC. and Samuel Mauro, dated November 22, 2005 (filed herewith)

10.29 Non-Employee Director Agreement between the Company and Dick Meador, dated December 31, 2005 (filed herewith)

10.30 Agency Agreement between the Company and Steven Reuther, dated December 13, 2005 (filed herewith)

21.1 List of Subsidiaries (included as Exhibit 21.1 to Form 10-KSB filed on May 9, 2005, and incorporated herein by reference)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

Item 14.  Principal Accountant Fees and Services.

Independent Public Accountants
------------------------------

     Our independent accountants for the fiscal years ended December
31, 2005 and 2004 were HJ & Associates, LLC and Hansen, Barnett & Maxwell of Salt Lake City, Utah

     (a) Audit Fees. During the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by HJ & Associates LLC, and Hansen, Barnett & Maxwell for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $16,510 and $28,152, respectively.

     (b) Audit-Related Fees. During the fiscal years ended December 31, 2005 and 2004 our auditors, HJ & Associates LLC, and Hansen, Barnett & Maxwell did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

     (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2005 and 2004.

     (d) Other Fees. During the fiscal years ended December 31, 2005 and 2004, our auditors, HJ & Associates, LLC and Hansen, Barnett & Maxwell did not receive any fees for services rendered, other than those described above.

                            SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        M Power Entertainment Inc.



Dated: April 17,  2006                  /s/ Gary F. Kimmons
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


                                         /s/ Gary F. Kimmons
Date: April 17, 2006                  _________________________________
                                         Gary F. Kimmons, Director



                                         /s/ Dick Meador
Date: April 17, 2006                  _________________________________
                                         Dick Meador, Director



                                         /s/ Kathryn Kimmons
Date: April 17, 2006                  _________________________________
                                         Kathryn Kimmons, Director