Form 10KSB/A
period 2005-12-31
M POWER ENTERTAINMENT INC.
filed 2006-04-24
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      _______________________


                          FORM 10-KSB/A
                         Amendment No. 1

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

     The Issuer's revenues for the most recent fiscal year ended December 31, 2005 were $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2006 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $711,927. The number of shares of the Registrant's common stock issued and outstanding on March 27, 2006, was 56,244,688.

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
Item 2.    Description of Property ....................................... 17
Item 3.    Legal Proceedings.............................................. 18
Item 4.    Submission of Matters to a Vote of Security Holders............ 19

                             PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Repurchases of Equity Securities ........... 19
Item 6.    Management's Discussion and Analysis or Plan of Operation...... 20
Item 7.    Financial Statements .......................................... 22
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure............................ 34
Item 8A.   Controls and Procedures........................................ 34
Item 8B.   Other Information.............................................. 34

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............34
Item 10.   Executive Compensation ........................................ 35
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................... 35
Item 12.   Certain Relationships and Related Transactions................. 41
Item 13.   Exhibits....................................................... 41
Item 14.   Principal Accountant Fees and Services......................... 44

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

Results of Operations
---------------------

     Net revenues for the years ended December 31, 2005, and December 31, 2004 were $ 0.00, and $953,381 respectively. We had cost of sales of $ 0.00 in 2005, compared to $679,596 in 2004. We had operating expenses of $ 5,756,771 for the year ending December 31, 2005 compared to $5,791,537 . The decrease of $ 34,766 was due chiefly to the issuance of common stock, stock options, and warrants to various consultants in connection with our acquisitions and financing efforts and also the amortization of previously issued instruments in the current year.

     We had interest expense of $ 0.00 for the year ended December 31, 2005 compared to $79,357 for 2004. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The elimination of interest expense was the result of us negotiating settlements to release portions of
our debts.   During the years ended December 31, 2005 and 2004,  we recorded a gain on release of debt due to the passing of the statute of limitations for liabilities incurred prior to our ceasing operations in 1999. The gain was $799,235 in 2005, compared to $966,581 in the preceding year. Excluding these non cash gains our net losses would have been $ 5,756,771 in 2005, compared to $5,623,437 in 2004.

Liquidity
---------

  During the year ended December 31, 2005, we used cash of $ 22,247 in our operations compared to $ 758,886 in 2004. We received $ $0.00 cash from the sale of our common stock in 2005 compared to $514,998 in 2004. We borrowed $ 0.00 in 2005 and $ 251,614 in 2004. We made repayments on loans totaling $
0.00 in 2005 compared to $68,812 in 2004.

     We had cash on hand of $ 75,928 as of December 31, 2005 and $ 54,096 at December 31, 2004.


Off-Balance Sheet Arrangments
-----------------------------

None.


Item 7.     Financial Statements.



                   M POWER ENTERTAINMENT, INC.

                        DECEMBER 31, 2005

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     --------------------------------------------------------

To the Board of Directors
M Power Entertainment, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of M Power Entertainment, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Power Entertainment, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's deficit in working capital and recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 15, 2006

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


/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2005

                   M POWER ENTERTAINMENT, INC.
                          Balance Sheets
                     December 31, 2005 & 2004


ASSETS                                              2005          2004
                                               ------------- -------------
CURRENT ASSETS
  Cash                                         $     75,928  $     54,096
  Accounts receivable                                     -       183,104
  Other current assets                                    -         3,473
                                               ------------- -------------

  Total Current Assets                               75,928       240,673
                                               ------------- -------------

FIXED ASSETS, NET                                     4,999         9,964

OTHER ASSETS
  Goodwill                                                -       136,839
  Deposits                                            4,000             -
                                               ------------- -------------

TOTAL ASSETS                                   $     84,927  $    387,476
                                               ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                             $    181,565  $    257,548
  Accounts payable - related parties                 27,433         3,697
  Accrued expenses                                  815,117       777,634
  Accrued expenses - related parties                101,496        65,681
  Notes payable                                     107,000       164,000
  Notes payable - related parties                         -       232,421
                                               ------------- -------------

  Total Current Liabilities                       1,232,611     1,500,981
                                               ------------- -------------

TOTAL LIABILITIES                                 1,232,611     1,500,981
                                               ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock authorized: 275,000,000 common
    shares at $0.001 par value; 222,546,147
    shares issued and outstanding                    42,829       222,546
  Additional paid-in capital                     51,693,580    46,590,506
  Stock subscriptions receivable                          -      (500,000)
  Accumulated deficit                           (52,884,093)  (47,426,557)
                                               ------------- -------------

TOTAL STOCKHOLDERS' DEFICIT                      (1,147,684)    (1,113,505)
                                               ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $     84,927  $    387,476
                                               ============= =============


          See Note to Consolidated Financial Statements

                   M POWER ENTERTAINMENT, INC.
              Consolidated Statements of Operations
           For the Years Ended December 31, 2005 & 2004

                                                     2005        2004
                                               ------------- -------------
OPERATING EXPENSES
  Depreciation and amortization                         550         2,049
  Impairment of goodwill                                  -     1,584,865
  Payroll expenses                                  565,466       707,633
  Consulting & professional fees                  5,337,969     3,354,318
  General and administrative                        136,542       142,672
                                               ------------- -------------

Total Operating Expenses                          6,040,527     5,791,537
                                               ------------- -------------

LOSS FROM OPERATIONS                             (6,040,527)   (5,791,537)
                                               ------------- -------------
DISCONTINUED OPERATIONS
  Gain (loss) on operations of discontinued
  component Stellar Software (including
  impairment loss on dispostion of $136,839
  in 2005                                          (136,839)      273,785
                                               ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense and loan discount fees           (79,405)      (79,357)
  Gain on extinguishment of debt                    799,235       939,653
                                               ------------- -------------
  Total Other Income (Expense)                      719,830       860,926
                                               ------------- -------------

NET LOSS                                       $ (5,457,536) $ (4,656,826)
                                               ============= =============

BASIC AND DILUTED LOSS PER SHARE               $      (0.50) $      (0.05)
                                               ============= =============
BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           10,997,905    87,679,854
                                               ============= =============





          See Notes to Consolidated Financial Statements





                            M POWER ENTERTAINMENT, INC.
           Consolidated Statements of Changes in Shareholders' Deficit
                   For the Years Ended December 31, 2005 & 2004


                                                                Additional
                                    Common        Stock          Paid-In       Subscription  Unearned      Accumulated
Description                         Shares        Amount         Capital       Recievable    Compensation  Deficit
                                    ------------- -------------- ------------- ------------- ------------ --------------
Balances,  December 31, 2003          27,562,104  $      27,656  $ 40,351,959  $          -  $  (135,000) $ (42,769,731)

Common stock issued for services     116,265,143        116,266     3,239,723             -   (1,265,130)             -
Common stock issued for debt           2,836,549          2,836       136,491             -            -              -
Common stock issued for cash           8,333,332          8,333       516,665             -            -              -
Common stock issued for
  subscription receivable             16,666,665         16,667       483,333      (500,000)           -              -
Common stock issued in acquisitions
  Stellar Software Networks, Inc.      8,025,211          8,025       182,975             -            -              -
  Texas Source Group, Inc.            42,857,143         42,857     1,457,143             -            -              -
Amortization of unearned compensation          -              -             -             -    1,400,130              -
Net loss                                       -              -             -             -            -     (4,656,826)
                                    ------------- -------------- ------------- ------------- ------------ --------------
Balances,  December 31, 2004         222,546,148        222,546    46,590,506     (500,000)            -    (47,426,557)

Common stock issued for services      79,704,680         65,735     4,857,622            -             -              -
Common stock issued for debt                   -              -             -            -             -              -
Common stock issued for cash                   -              -             -            -             -              -
200 to 1 reverse stock split        (273,593,140)      (259,623)      259,623            -             -              -
Stock subscription deemed
  uncollectible                                -              -             -      500,000             -              -
Net loss                                       -              -             -            -             -     (5,457,536)
                                    ------------- -------------- ------------- ------------ ------------- --------------
Balances,  December 31, 2005          28,657,688  $      28,658  $ 51,707,751  $         -  $          -  $ (52,884,093)
                                    ============= ============== ============= ============ ============= ==============




                  See Notes to Consolidated Financial Statements




                            M POWER ENTERTAINMENT, INC.
                        Consolidated Statements Cash Flows
                   For the Years Ended December 31, 2005 & 2004

                                                                               2005        2004
                                                                          ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITES
  Net loss                                                                $ (5,457,536) $ (4,656,826)
  Adjustments to reconcile net loss to net cash used by operations
    Depreciation and amortization                                                  550         2,049
    (Gain) on extinguishment of debt                                          (799,235)     (939,653)
    Amortization of unearned compensation                                            -     1,400,130
    Stock subscription deemed uncollectible                                    500,000             -
    Dicontinued operations - impairment of goodwill                            136,839     1,584,865
    Issuance of common stock, options and warrants for services              5,508,609     1,926,918
  Changes in
    Accounts receivable                                                        183,104       (45,115)
    Other current assets                                                         3,473         3,003
    Accounts payable & accrued expenses                                        (38,500)       57,590
    Accrued liabilities - related parties                                      (59,551)      (90,847)
                                                                          ------------- -------------
Net cash used by operating activities                                          (22,247)     (758,886)
                                                                          ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets                                                         (5,549)            -
  Disposition of assets                                                          9,964             -
  Increase in deposits                                                          (4,000)            -
                                                                          ------------- -------------
Net cash from investing activities                                                 415             -
                                                                          ------------- -------------
CASH FLOW FROM FINANCING ACTIVITES
  Common stock issued for cash                                                       -       514,998
  Proceeds of notes payable                                                          -        97,000
  Payments on notes payable                                                          -       (14,512)
  Proceeds from related party notes payable                                          -       154,614
  Payments on related party notes payable                                            -       (54,300)
  Cash received on acquisition of subsidiaries                                       -       105,085
  Cash received on subscription receivable                                           -        10,000
                                                                          ------------- -------------
Net cash provided by financing activities                                            -       812,885
                                                                          ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (21,832)       53,999

CASH & CASH EQUIVALENTS
  Beginning of year                                                             54,096            97
                                                                          ------------- -------------

  End of year                                                             $     75,928  $     54,096
                                                                          ============= =============

SUPPLMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
  Cash paid for income taxes                                              $          -  $          -
  Cash paid for interest                                                  $          -  $          -






                  See Notes to Consolidated Financial Statements

                                        28

                   M Power Entertainment, Inc.
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of M Power Entertainment, Inc., (formerly GK Intelligent Systems, Inc.) and its wholly-owned subsidiaries is presented to assist in understanding M Power's consolidated financial statements. Collectively, these entities are referred to as "the Company". The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.

Nature of Business

The Company is a non-operating entity incorporated in Delaware in 1988, under the name "Technicraft Financial, Ltd." In August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and changed its name to GK Intelligent Systems, Inc. Through 1999 the company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data. The Company changed its name in 2005 to M Power Entertainment, Inc.

Organization and Principles of Consolidation

The consolidated financial statements presented are those of M Power Entertainment, Inc. and its wholly-owned subsidiaries. The Company's wholly-owned subsidiaries, Smart One Learning Systems, Inc. (SOLS), Recording Artists Worldwide, Inc. (RAWW) and True Baseball Club, Inc. (TBC), have not yet conducted any formal business operations.

In July 2004, M Power acquired Stellar Software Network, Inc., as a wholly owned subsidiary in exchange for 8,025,211 shares of M Power common stock valued at $191,000. In the third quarter of 2005, Stellar discontinued operations.

In August 2004, M Power acquired Ascendent Texas Source Group, Inc. (TSG) as a wholly-owned subsidiary in exchange for 42,857,153 shares of M Power common stock valued at $1,500,000. TSG discontinued operations in 2005.

In November 2005, M Power attempted to buy Tropical Printing, LLC, a Florida corporation, by issuing 9,999,999 shares of M Power common stock valued at $450,000 and promising to raise money for their operations. On March 10, 2006, M Power failed to raise this money and agreed to cancel this proposed acquisition. Because the acquisition was never fully consummated, the assets and liabilities of Tropical have been excluded from these consolidated financial statements.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the consolidated statement of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, M Power Entertainment, Inc. considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

During 2004, the Company earned revenues from technical staffing and general business support services. The Company recognizes such revenues when services have been performed, collections are reasonably assured and no further obligations exist for the Company. Pursuant to EITF 99-19, the revenues associated with the Company's staffing business are recorded on a gross basis, with staff compensation expensed as cost of sales. Due to the fact that the Company establishes the price of its services, maintains risk of non-collection, and is the primary obligor in its business arrangements, management has determined that recording revenues at gross values is the appropriate accounting treatment.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes resulting from timing differences. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Stock-Based Compensation

M Power adopted the disclosure requirements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

M Power has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of M Power's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effects of net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the years ended
                                                          December 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
 Net income (loss), as reported                   $ (4,957,536) $ (4,656,826)
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (36,022)     (157,261)
                                                  ------------- -------------

 Pro forma net income (loss)                      $ (4,993,588) $ (4,814,087)
                                                  ============= =============
 Earnings per share:
  Basic and diluted - as reported                 $      (0.45) $      (0.05)
                                                  ============= =============
  Basic - pro forma                               $      (0.45) $      (0.05)
                                                  ============= =============
  Diluted - pro forma                             $      (0.45) $      (0.05)
                                                  ============= =============


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, M Power incurred net losses of $5,090,315 and $4,656,826 in 2005 and 2004, respectively, and has an accumulated deficit of $52,384,093 and a working capital deficit of $1,156,683 as of December 31, 2005. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management is trying to raise additional capital through sale of stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - NOTES PAYABLE

At December 31, 2005 and 2004, M Power had various unsecured notes payable totaling $137,000 and $396,421 respectively, of which $30,000 and $232,421, respectively, was with related parties, bearing imputed interest rates from 8% to 18% per annum. These notes payable are due on demand. M Power is not currently making payments on any of these notes and is periodically reflecting gain form extinguishment of debt as the statute of limitations expires on individual note payment obligations.

Interest expense related to these notes payable during 2005 and 2004 was $79,405 and $79,357, respectively.

NOTE 4 - FEDERAL INCOME TAX

At December 31, 2005, M Power had net operating loss carryforwards of approximately $395,000 that may be offset against future taxable income. These net operating loss carryforwards will expire at approximately $19,750 annually through the year ending December 31, 2025.

Net deferred tax assets consist of the following components as of December 31, 2005:


      Deferred tax asset                          $    134,300
      Valuation allowance                             (134,300)
                                                  -------------
      Net deferred tax asset                      $      -
                                                  =============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 31, 2003, 11500 Northwest, L.P. sued M Power for an alleged breach of a lease agreement for $51,439 and other undetermined costs. The court approved a take nothing judgment in 2004, stating that the statute of limitations had run out. 11500 Northwest, L.P. filed a motion for a new trial and there has been no further activity.

NOTE 6 - STOCK OPTIONS AND WARRANTS

During 1998, M Power established the "1998 stock option plan ("The Plan") to promote its interests by attracting and retaining exceptional employees and directors. Any employee is eligible to be designated a participant. The Board has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares.

In addition, M Power periodically issues warrants to purchase common stock as an incentive, as compensation for services or settlement of debt to officers, directors, employees, and consultants.

The following table is an analysis of warrants for the purchased of the Company's common stock outstanding as of December 31, 2005 & 2004.

                                      2005                    2004
                         --------------------------- -------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares*        Price        Shares       Price
                         ------------- ------------- ------------ ------------
Outstanding, beginning
  of year                      25,753  $       0.34    4,500,000  $      0.34
Granted                       653,000          0.28   23,611,109         0.20
Expired/Cancelled                   -          0.34     (500,000)        0.34
Exercised                           -             -  (23,611,109            -
                         ------------- ------------- ------------ ------------
Outstanding end of year       678,753  $       0.34    4,500,050  $      0.20
                         ============= ============= ============ ============
Exercisable                   678,753  $       0.34    3,500,050  $      0.21
                         ============= ============= ============ ============



                               Outstanding                  Exercisable
                     --------------------------------  -----------------------
                                 Weighted
                     Number      Average     Weighted  Number       Weighted
                     Outstanding Remaining   Average   Exercisable  Average
Range of             at Dec 31,  Contractual Exercise  at Dec 31,   Exercise
Exercise Prices      2005        Life        Price     2005         Price
-------------------- ----------- ----------- --------- ------------ ---------
$  0.08                  304,500     7.00    $   0.08      300,000  $   0.08
$  0.18                   15,000     7.94    $   0.18    2,500,000  $   0.18
$  0.35                    3,000     6.00    $   0.35      600,000  $   0.35
$  0.50                  100,500     4.80    $   0.50      100,000  $   0.50
$  0.08                    2,000
$  0.05                  250,000     7.00    $   0.08      300,000  $   0.08
$  0.08                    3,753
$ 25.00                              4.65    $  25.00           50  $  25.00
                     ----------- ---------   -------- ------------- --------
                         678,753     7.55    $   0.20    3,500,050  $   0.21
                     =========== =========   ======== ============= ========

NOTE 7 - GAIN ON EXTINGUISHMENT OF DEBT

M Power has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding for some time. M Power's policy is to write off debts as they become unenforceable, generally within four years of such a written agreement. $799,235 and $966,581 has been written off in 2005 & 2004, respectively.

Additionally, during 2004, M Power recorded a loss on extinguishment of debt of $26,298 relating to certain accounts payable that were paid through the issuance of common stock.

NOTE 8 - IMPAIRMENT OF GOODWILL

As discussed in Note 1, M Power purchased Ascendant TSG, Inc. (TSG) in August 2004 for 42,857,152 common shares valued at $1,500,000. At the purchase date, M Power recorded $1,584,865 in goodwill.

Subsequent to this acquisition, TSG's most significant customer discontinued its relationship with TSG. This customer was the source of approximately 98% of TSG's total revenues for 2004 and approximately 90% of total revenues for 2003. M Power recorded an impairment of goodwill totaling $1,584,865 in December 2004.

In addition, M Power impaired goodwill for $136,839 during 2005 related to its 2004 acquisition of Stellar which discontinued operations in 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

Item 8A.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive and Financial Officer, Gary Kimmons, (the "Certifying Officer") maintains a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officer has concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of December 31, 2005 the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

10.18 Consulting Services Agreement between the Company and Sheila Testa dated May 15 2005 (Filed with Form 10-KSB on April 20, 2006 as
      Exhibit 10.18, and incorporated herein by reference)

10.19 Consulting Services Agreement between the Company and Bill Macdonald dated June 16, 2005 (Filed with Form 10-KSB on April 20, 2006 as
      Exhibit 10.19 and incorporated herein by reference)

10.20 Investment Banking Agreement between the Company and Santa Fe Capital dated August 19, 2005 (Filed with Form 10-KSB on April 20, 2006 as
      Exhibit 10.20 and incorporated herein by reference)

10.21 Consulting Services Agreement between the Company and Sharon Shayner dated September 9, 2005 (Filed with Form 10-KSB on April 20, 2006 as
      Exhibit 10.21 and incorporated herein by reference)

10.22 Consulting Services Agreement between the Company and Meir Duke dated September 9, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit
      10.22 and incorporated herein by reference)

10.23 Amended 2004 Stock Option Plan (included as Exhibit 4.1 to the Form S-8 filed September 1, 2005, and incorporated herein by reference).

10.24 Investor Relations Agreement between the Company and Prestige Procurement and Networking Services dated October 28, 2005
       (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.24 and incorporated herein by reference)

10.25 Consulting Services Agreement between the Company and Sheila Testa dated November 16, 2005 (Filed with Form 10-KSB on April 20, 2006 as
       Exhibit 10.25 and incorporated herein by reference)

10.26 Purchase Agreement between the Company and Steven Reuther and Samuel Mauro, dated November 21, 2005 (included as Exhibit 2.1 to the Form 8-K filed December 15, 2005, and incorporated herein by reference).

10.27 Employment Agreement between the Company and Tropical Printing LLC. and Steven Reuther, dated November 22, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.27 and incorporated herein by reference)

10.28 Employment Agreement between the Company and Tropical Printing LLC. and Samuel Mauro, dated November 22, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.28 and incorprated herein by reference)

10.29  Non-Employee Director Agreement between the Company and Dick Meador,
       dated December 31, 2005   (Filed with Form 10-KSB on April 20, 2006 as
       Exhibit 10.29 and incorporated herein by reference)

10.30 Agency Agreement between the Company and Steven Reuther, dated December 13, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.30 and incorporated herein by reference)

21.1   List of Subsidiaries (Filed herewith)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

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

                                        M Power Entertainment Inc.



Dated: April 21,  2006                  /s/ Gary F. Kimmons
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


                                         /s/ Gary F. Kimmons
Date: April 21, 2006                  _________________________________
                                         Gary F. Kimmons, Director



                                         /s/ Dick Meador
Date: April 21, 2006                  _________________________________
                                         Dick Meador, Director



                                         /s/ Kathryn Kimmons
Date: April 21, 2006                  _________________________________
                                         Kathryn Kimmons, Director