Form 10KSB/A
period 2005-12-31
M POWER ENTERTAINMENT INC.
filed 2006-05-10
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     _______________________

                          FORM 10-KSB/A
                         Amendment No. 2

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2005

                Commission File Number: 000-22057
                     _______________________

                   M POWER ENTERTAINMENT, INC.
                (FKA GK INTELLIGENT SYSTEMS, INC.)
          ----------------------------------------------
          (Name of Small Business Issuer in Its charter)

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

       432 Park Avenue South, 2nd Floor, New York, NY 10016
    --------------------------------------------------------
         (Former Address of Principal Executive Offices)

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
Item 2.    Description of Property ....................................... 15
Item 3.    Legal Proceedings.............................................. 15
Item 4.    Submission of Matters to a Vote of Security Holders............ 16

                             PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Repurchases of Equity Securities ........... 16
Item 6.    Management's Discussion and Analysis or Plan of Operation...... 18
Item 7.    Financial Statements .......................................... 20
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure............................ 34
Item 8A.   Controls and Procedures........................................ 34
Item 8B.   Other Information.............................................. 35

                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act...............35
Item 10.   Executive Compensation ........................................ 36
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................... 40
Item 12.   Certain Relationships and Related Transactions................. 42
Item 13.   Exhibits....................................................... 42
Item 14.   Principal Accountant Fees and Services......................... 47

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

In November 2005, in contemplation of the potential acquisition of all the issued and outstanding common stock of Tropical Printing, LLC, a Florida corporation, we issued 9,999,999 shares of our common stock valued at $450,000 to the shareholders of Tropical Printing, LLC. Tropical Printing, LLC is a full-service commercial printing operation located in Sarasota, Florida. Since certain closing conditions were not satisfied, mainly the availability of Tropical Printing, LLC's books and records, the transaction never closed and the shares issued were cancelled.

HJ & Associates, LLC, Certified Public Accountants ("HJ") resigned as our independent accountants, effective May 23, 2005. The termination of our relationship with HJ was unanimously accepted by our board on directors on May 23, 2005. Also on May 23, 2005, our board of directors unanimously approved a resolution to engage Hansen Barnett & Maxwell, LLC, Certified Public Accountants, to become our new independent accountants. On January 13, 2006, our board of directors unanimously approved a resolution to replace Hansen Barnett & Maxwell, LLC with Malone & Bailey PC, an independent accounting firm located in Houston, Texas.

History

We were incorporated in Delaware on February 26, 1988 under the name Technicraft Financial, Ltd. In October 1991, we changed our name to LBM-US, Inc. In August 1994, we acquired GK Intelligent Systems, Inc. and adopted that name.

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

A key part of our strategy during this time has been to acquire revenue-generating private companies. We acquired two companies with this objective in mind, a technical staffing company (Stellar Software Network) and a software technology consulting company (Ascendant TSG, Inc.) and attempted to acquire several others. None of these entities are with us today for various reasons, including our inability to leverage their assets and/or revenues to obtain promised funding for their continued growth.

A second and overarching factor has been our acknowledgment that our company's strength is our expertise in developing software technology and establishing it in the marketplace. This has led us to restructure our business plan for 2006 with a goal of building on our strength to introduce what we believe could be a new addition to Internet e-commerce. We are now focusing on information/Entertainment web portal. We will continue to pursue our M&A objective of finding private enterprises that can support our effort, but they must meet the new criterion of supporting our technology effort.

Current Business Activities

M Power Entertainment plans to create a lifestyle information/entertainment portal named "Doorways" designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community. "Doorways" will also serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution. The creation of "Doorways" will reflect our mission to help people live life to the fullest by providing relevant, accessible help, guidance and support.

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

We will use "Doorways" to sell and distribute entertainment content - a $1.9 trillion market according to PricewaterhouseCoopers LLP, as reported by EchoOnLine in an article dated October 14, 2005. We intend to acquire technical and entertainment production companies who can assist us with "Doorways" development and will use it to create and sell entertainment content.

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

In place of our previous model, we plan to implement a new approach whereby we will become an Internet technology and marketing services company. We believe that this move will prove to be advantageous to both the company and its shareholders for the following reasons: First, it will give us an opportunity to leverage our previous experience with software design and development and Internet technology. Second, it will be a more focused and coherent strategy. By focusing on a single objective, we believe we can be more effective as an organization.

As an Internet technology and marketing services company, we will adopt a business model with several components. The three most important ones are:

1.    Creation and successful deployment of the "Doorways" initiative;
2. The acquisition of accretive (defined as an acquisition that is expected to increase earnings per share) Internet technology and audio-visual production entities; and
3.    The pursuit of strategic relationships with other relevant entities.

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

Because it will take a number of months or possibly years before we anticipate seeing significant revenue from "Doorways", we anticipate that we will need to find ancillary sources of capital. Our current plan is to:

..    Secure short-term financing of at least $2 million. These funds will be used to pay for developing a proof-of-concept demonstration of "Doorways" is anticipated to cost approximately $500,000. Also, we will use the funds to finance our acquisition activities (valuation fees, audits, legal fees, etc.) and to cover anticipated travel expenses associated with securing the participation of businesses establishing "Doorways storefronts;" and
..    Derive a minimum of $1 million annually from subsidiary revenues

     We plan to take the following actions in conjunction with our new imperative. We plan to:

..    Implement a new public relations campaign geared to bring attention to us and to "Doorways"; and
..    Foster strategic relationships with well-established entities supportive of our mission and model, and who can help us gain access to potential venture partners, capital, etc.

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

Our stated mission is to help people live life to the fullest by providing relevant, accessible help, guidance and support. Pursuant to this mission, we plan to pursue a technology initiative aimed at creating an advanced lifestyle information/ entertainment portal that could change the way we seek help in managing our daily affairs. The initiative, "Doorways", would offer a unique alternative to existing Internet search engines and portals such as Google and Yahoo by introducing a new "lifestyle" search metaphor coupled with an advanced "intelligent" user interface. Together, these innovations might provide expert guidance, assistance, and support to anyone seeking help - whether it's for home improvement, gardening, car repair, sports or numerous other popular lifestyle avocations.

Aggregating expert help into a specific context, or lifestyle, the "Doorways" portal would create the possibility for searchers to access additional, context-relevant information not readily available through current search mechanisms. "Doorways" would offer an enhanced media-rich form of interactivity and support for today's visually-oriented surfing community, and ultimately could serve as a platform for distributing entertainment content. "Doorways" could also serve as a central forum for new media e-commerce Business-to-Customer product marketing, customer support and distribution.

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

To further differentiate ourselves and "Doorways" from these and other established competitors, we believe that it will be imperative for us to:

..    Create "Doorways" to be a warm, friendly and convenient place for consumers;
..    Emphasize relationship building and servitude; and
..    Become the complete resource for a broad range of lifestyles and avocations.

"Doorways" Description and Overview

When created, "Doorways" will serve as a next-generation Internet portal offering consumers an opportunity to gain new, comprehensive and immersive experiences with a chosen lifestyle (i.e., motorcycling, sailing, rock climbing, home improvement, gardening, etc.) "Doorways" will also solve as a forum for specialized problem solving related to lifestyle issues, and potentially for sales transactions stemming from solutions offered by businesses to their new customers. In addition, consumers desiring to increase their knowledge or skills related to a lifestyle aspect (i.e., how to lay tiles; build a roof; how to sew, etc.) will be able to access relevant training. "Doorways" characteristics will be:

..    A business-to-consumer e-commerce marketplace;
..    Specialized Intelligent Performance Support (IPS);
..    Intelligent querying (searches);
..    Aggregated data acquisition, management and storage; and
..    Intelligent Training Support (ITS).

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

Assistance From Our Subsidiaries

Those companies who will join the M Power Entertainment family will continue to pursue their individual business objectives. In addition, it is our plan that each would play a key role in the creation and ongoing operation of the "Doorways" initiative. All must share the common characteristics of being a proven success in their respective venue, and of offering services in accordance with our business objectives.

More specifically, the anticipated role of any entities we might acquire will be to:

..    Provide specialized developmental guidance and assistance for the
     "Doorways" platform;
..    Provide developmental support for those businesses who establish
     "Doorways" storefronts; and
..    Ultimately, develop content for distribution via the "Doorways" portal.

Failed acquisitions.

In July 2004, we acquired Stellar Software Network, Inc. ("Stellar"), as a wholly owned subsidiary. According to the terms of the Purchase Agreement, we acquired all of the issued and outstanding shares of common stock of Stellar, in exchange for 8,025,211 shares of our common stock, valued at $191,000. Stellar was a Texas corporation that hired software programmers and other technical professionals and contracts them as a staffing agency to outside companies. The acquisition of Stellar allowed us to generate our first revenues since 1999. However, due in part to the fact that Stellar's professional staffing business did not integrate well with our technology and entertainment vision for the future, the acquisition of Stellar was rescinded during the third quarter of 2005.

In August 2004, we acquired Ascendant Texas Source Group, Inc. ("TSG") as a wholly-owned subsidiary for 42,857,153 shares of our common stock valued at $1,500,000. TSG is a Texas corporation, which acted as a full service provider of quality collaborative e-business process software, process consulting, rapid web development and hosting services. In January of 2005, however, TSG lost its only significant customer and ceased operations. We engaged in litigation with the former owner of Ascendant, asserting misrepresentation of its status at the time of the sale and seeking to recover the shares issued in the transaction. This case was settled through mediation.

On January 17, 2005, we agreed to acquire Corazong Music Management B.V., a Dutch corporation for 100 shares of Series B Convertible Preferred Stock valued at $1,260,000. We also agreed to provide Corazong with a $1,500,000 line of credit to be used to develop and market its catalog and to develop new talent and artists. We failed to provide the line of credit and this acquisition was never completed.

On March 2, 2005, we agreed to acquire R.S. Entertainment, Inc., a Utah Corporation, for $1,020,000 in our common shares, or in the equivalent value of Series B preferred shares. We also agreed to provide RSE with a $2,500,000 line of credit. We failed to provide the line of credit and this acquisition was never completed.

On April 7, 2005, we agreed to acquire White Canyon, Inc. and Channel Access, Inc. for 1,000,000 shares of restricted Series C convertible preferred stock, each share of which could have been converted into four shares of post-split restricted common stock, or redeemed by us at $4.00 per share. The shares were issued, but other closing conditions were not satisfied and the attempt was terminated and the shares canceled.

Business Overview
----------------

Twelve Month Plan of Operations - M Power
----------------------------------------

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

As the transition to the Doorways business model proceeds, we will raise capital for the Doorways portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make Doorways cohesive, friendly, and informative. If the plan as outlined is achieved within 12 months, we will have raised approximately $2 million for working capital, $500,000 for technology demonstration prototype creation, and $20 million for technology development. Acquisitions, joint ventures, and strategic alliances are anticipated to require approximately $30 million of investment capital.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

Material Contracts
------------------

On July 15, 2004, we entered into a Consulting Agreement with Sunil Nariani, the president of Stellar, whereby Mr. Nariani was to perform various consulting and administrative services for our Stellar subsidiary, in exchange for a fee of 3,529,412 shares of common stock, payable in installments of 294,117 shares per month. The term of this Agreement was one year, which was to automatically renew unless prior written notice is given. The Consulting Agreement with Mr. Nariani was terminated in the third quarter of 2005.


Competitive Business Conditions
------------------------------

While there are currently no competitors known to offer Internet services similar to those contemplated by our proposed "Doorways" portal, there are significant portal and search engine service providers with extensive resources that they can bring to bear, should they decide to compete with our initiative. Among these are Amazon.Com, America Online, Yahoo, Google, and approximately 200 other entities of lesser stature in the e-commerce marketplace.

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

Our Smart One technology will deliver state-of-the-art training through a computer-based training system that will utilize multimedia technology, artificial intelligence, an adaptive dynamic interface, and advanced training methodologies. The basic functions will be:

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

Smart One will be an advanced intelligent training deployment software based on specifications determined by management and developed for us in conjunction with AT&T Global Information Solutions ("AT&T GIS"). The goal is to provide individual users with interactive training and skills support for a wide variety of products and services. Smart One will be capable of real-time adaptation and customization of training to the individual, and as a search engine, will be ready for any content to be added to suit the customer. Smart One's multimedia-based training will selectively adjust to the needs of each individual being trained. As such, a multimedia-enabled computer will emerge as a highly personal and sophisticated "learning assistant."

The training process will include both an initial assessment as well as a skill-building phase. In the assessment phase, the computer will assess the unique knowledge and skill level (i.e., strengths and deficiencies) of the individual. Based on this assessment, the computer will formulate a totally unique and personalized learning experience for the individual on a real-time basis. Strengths will be acknowledged and skill and knowledge deficiencies will be resolved, with the computer-based intelligent tutoring system tailoring the experience as the individual proceeds. All of the individual's decisions and actions will be recorded so that a complete picture of the person's skills and knowledge can be demonstrated.

Smart One will be capable of tailoring the training modules to what each student knows and can learn. The technology will be able to compare the student's performance to "expert" performance and adapts itself accordingly. It will also recognize the student's approach to learning, and when in doubt, will ask for the student's preferences. Smart One then will use this information to allow users to learn at their own pace and style. Smart One will provide the right amount of support at the right time by monitoring user performance, user interaction history, and current task constraints. It will be able to modify the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user. The user will learn actively by making choices, and the system will respond with a full and varied array of graphics, animation, video, sound effects, and touch interaction that will reinforce correct performance and remedies incorrect performance.

Carnot

Carnot will be network software technology using advanced semantic "agents" to provide context-relevant support for system users. The agents will have the capability of acting as the emissary of the user, performing remote functions and duties on his/her behalf and collaborating, making conceptual inferences and allocating responsibilities.

Smart Enterprise(SM)

Smart Enterprise(SM) will be advanced software allowing the user to monitor and run an enterprise from a single "cockpit." The software will offer multidimensional viewing of key attributes of the enterprise, allowing the user to assess performance and make strategic decisions for improving efficiency.

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

Customers
--------

We currently have no customers and generate no revenues.

Intellectual Property and Proprietary Rights
-------------------------------------------

We currently hold two registered U.S. trademarks. The mark "SMART ONE," Trademark Registration 2095594, was registered on September 9, 1997. The mark "SMART ENTERPRISE," Trademark Registration 2267846, was registered on August 3, 1999.

Research and Development
-----------------------

We have not performed any significant research or development of our technology in either of the last two fiscal years. We will need to raise additional capital to fund the research and development needed to make the technology fully functional and marketable.

Employees
---------

As of December 31, 2005, we had one (1) employee. During 2005, we relied on consultants rather than employment contracts.

Item 2. Description of Property.

On October 1, 2004, we leased office space in New York, NY from 432 Group, LLC. The term of the lease began October 1, 2004 and ended in December, 2005. Monthly rent on the office space totaled $2,250. However, 432 Group granted us a temporary rent credit of $1,125 for the months of October through December 2004, which total temporary rent credit of $3,375 was be payable in equal monthly installments over the immediately subsequent 12 months. Accordingly, the monthly rent for January 2005 through December, 2005 was $2,588. We did not renew our lease and the agreement terminated on December 31, 2005.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the fourth quarter of the Company's fiscal year.


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

     * Split-adjusted


Holders
-------

There were approximately 185 holders of record of our Common Stock as of March 27, 2006.

Dividends
---------

We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future.

Recent Sales of Unregistered Securities
--------------------------------------

During the quarter covered by this report ended December 31, 2005, we issued unregistered and restricted shares of our common stock in the following transactions:

On November 21, 2005, we issued 8,888,888 shares of our restricted common stock to Steven Reuther in consideration for the attempted acquisition of his shares of Tropical Printing LLC. The issuance was valued at $.045 per share or $400,000.

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

Repurchases of the Company's Equity Securities
---------------------------------------------

None.


Item 6.  Management's Discussion and Analysis.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on our fiscal calendar.

M Power Entertainment plans to create a lifestyle information/entertainment portal named "Doorways" designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community.

"It is our opinion that the losses incurred during fiscal 2005, while significant, must be viewed within the total context of the Company's growth and development. The losses associated with 2005 are primarily attributable to our attempt to acquire and capitalize privately-held entertainment companies. While we have been successful in attracting interest in our business model from potential acquisition candidates including RS Entertainment, Corazong and Howarth, we have encountered difficulty securing capital to grow them. We attribute this problem, in part, to a capital market that did not understand or feel that it could support our entertainment-based acquisition strategy. In addition, asset valuations and audits were never completed, making it impossible to secure funds leveraging the companies' assets or net revenues.

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

Results of Operations

We had no revenues from continuing operations in 2005 or 2004. We had operating expenses of $14,440,527 during 2005 compared to $5,556,871 in 2004. The increase of $8,883,656 was due chiefly to the issuance of common stock, stock options, and warrants to various consultants for services in connection with our acquisitions and financing efforts.

We had interest expense of $79,405 during 2005 compared to $78,187 for 2004. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. During 2005 and 2004, we recorded a gain on release of debt due to the passing of the statute of limitations for liabilities incurred prior to our ceasing operations in 1999. The gain was $799,235 in 2005, compared to $940,283 in the preceding year. Excluding these noncash gains our net losses would have been $14,656,771 in 2005, compared to $5,597,109 in 2004.

Liquidity

During 2005, we used cash of $302,247 in our operations compared to $758,886 in 2004. We received $0 cash from the sale of our common stock in 2005 compared to $514,998 in 2004. We borrowed $549,109 in 2005 and $251,614 in
2004. We made repayments on loans totaling $269,109 in 2005 compared to $68,812 in 2004.

We had cash on hand of $ 75,928 as of December 31, 2005.

Off-Balance Sheet Arrangements
----------------------------

None.

Item 7.   Financial Statements.



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     --------------------------------------------------------

To the Board of Directors
M Power Entertainment, Inc.
(formerly GK Intelligent Systems, Inc.)
Houston, Texas

We have audited the accompanying consolidated balance sheet of M Power Entertainment, Inc. (formerly GK Intelligent Systems, Inc.) as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of M Power's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M Power Entertainment, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain errors resulting in an overstatement of previously reported net income for the year ended December 31, 2005, were discovered by M Power's management in previously issued financial statements. Accordingly, the 2005 financial statements have been restated and adjustments have been made to net income for the year ended December 31, 2005 and common stock and additional paid-in capital as of December 31, 2005, to correct the error.




   /s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 15, 2006, except for
  Note 9 as to which the
  date is April 18, 2006

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     --------------------------------------------------------

To the Board of Directors
M Power Entertainment, Inc. and Subsidiaries
(formerly GK Intelligent Systems, Inc.)
Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of GK Intelligent Systems, Inc. and Subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GK Intelligent Systems, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with United States generally accepted accounting principles.

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


/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 22, 2005

                    MPOWER ENTERTAINMENT, INC.
             (formerly GK Intelligent Systems, Inc.)
                          Balance Sheet
                        December 31, 2005

                                                                 2005
                                                            -------------
                                                             (Restated)
ASSETS

CURRENT ASSETS
  Cash                                                      $     75,928
                                                            -------------

  Total Current Assets                                            75,928
                                                            -------------
FIXED ASSETS, NET                                                  4,999

OTHER ASSETS
  Deposits                                                         4,000
                                                            -------------

  TOTAL ASSETS                                              $     84,927
                                                            =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                          $    189,692
  Accounts payable - related parties                              19,306
  Accrued expenses                                               899,964
  Accrued expenses - related parties                              16,649
  Notes payable                                                  107,000
                                                            -------------

   Total Current Liabilities                                   1,232,611
                                                            -------------

   TOTAL LIABILITIES                                           1,232,611
                                                            -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock authorized: 275,000,000 common
    shares at $0.001 par value; 42,657,688
    shares issued and outstanding                                 42,658
  Additional paid-in capital                                  60,093,751
  Accumulated deficit                                        (61,284,093)
                                                            -------------

    TOTAL STOCKHOLDERS' DEFICIT                               (1,147,684)
                                                            -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     84,927
                                                            =============

        See summary of significant accounting policies and notes to financial statements.

                   M POWER ENTERTAINMENT, INC.
             (formerly GK Intelligent Systems, Inc.)
              Consolidated Statements of Operations
           For the Years Ended December 31, 2005 & 2004

                                                    2005           2004
                                               -------------- -------------
                                                  (Restated)
OPERATING EXPENSES
  Depreciation and amortization                $         550  $      1,366
  Impairment of goodwill                                   -     1,584,865
  Payroll expenses                                    65,466       556,075
  Consulting & professional fees                  14,283,396     3,343,231
  General and administrative                          91,115        71,334
                                               -------------- -------------

    Total Operating Expenses                      14,440,527     5,556,871
                                               -------------- -------------

LOSS FROM OPERATIONS                             (14,440,527)   (5,556,871)
                                               -------------- -------------
DISCONTINUED OPERATIONS
  Gain (loss) on operations of Stellar Software      (33,054)      37,949
  Loss on disposition of Stellar Software           (103,785)           -
                                               -------------- ------------
    Total Gain (Loss) on Discontinued Operations    (136,839)      37,949
                                               -------------- ------------
OTHER INCOME (EXPENSE)
  Interest expense and loan discount fees            (79,405)     (78,187)
  Gain on extinguishment of debt                     799,235      940,283
                                               -------------- ------------
    Total Other Income (Expense)                     719,830      862,096
                                               -------------- ------------

NET LOSS                                       $ (13,857,536) $(4,656,826)
                                                ============== ============
BASIC AND DILUTED LOSS PER SHARE
  Basic and diluted loss from continuing
   operations                                  $       (0.74) $    (12.67)
  Basic and diluted loss from
   discontinued operations                     $       (0.01) $     (0.09)
                                               -------------- ------------
  Total Basic and Diluted Loss Per Share       $       (0.71) $    (10.62)
                                               ============== ============
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              19,397,905      438,399
                                               ============== ============



       See summary of significant accounting policies and
                  notes to financial statements.





                           M POWER ENTERTAINMENT, INC.
                     (formerly GK Intelligent Systems, Inc.)
           Consolidated Statements of Changes in Shareholders' Deficit
                  For the Years Ended December 31, 2005 & 2004


                                                                Additional
                                    Common        Stock          Paid-In       Subscription  Unearned      Accumulated
       Description                  Shares        Amount         Capital       Receivable    Compensation  Deficit
                                    ------------  -------------  ------------  ------------  -----------  ------------

Balances, December 31, 2003              137,811  $         138  $ 40,639,789  $          -  $  (135,000) $(42,769,731)

Common stock issued for services         581,326            581     3,355,408             -   (1,265,130)             -
Common stock issued for debt              14,183             14       139,313             -            -              -
Common stock issued for cash              41,667             42       524,956             -            -              -
Common stock issued for
  subscription receivable                 83,333             83       499,917      (500,000)           -              -
Common stock issued in acquisitions
  Stellar Software Networks, Inc.         40,126             40       190,960             -            -              -
  Texas Source Group, Inc.               214,286            214     1,499,786             -            -              -
Amortization of unearned compensation          -              -             -             -    1,400,130              -
Net loss                                       -              -             -             -            -    (4,656,826)
                                    ------------- -------------- ------------- ------------- ------------ --------------

Balances, December 31, 2004            1,112,731          1,113    46,850,129      (500,000)           -   (47,426,557)

Common stock issued for services      41,544,957         41,545    13,243,622             -            -              -

Stock subscriptions deemed
 uncollectible                                 -              -             -       500,000            -              -

Net loss (restated)                            -              -             -             -            -   (13,857,536)
                                    ------------- -------------- ------------- ------------- ------------ --------------

Balances, December 31, 2005
 (Restated)                           42,657,688  $      42,658  $ 60,093,751  $          -  $         -  $(61,284,093)
                                    ============  =============  ============  ============  ===========  ============



  See summary of significant accounting policies and notes to financial statements.



                        M POWER ENTERTAINMENT, INC.
                  (formerly GK Intelligent Systems, Inc.)
                   Consolidated Statements of Cash Flows
               For the Years Ended December 31, 2005 & 2004


                                                                               2005         2004
                                                                          ------------- -------------
                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(13,857,536) $ (4,656,826)
Adjustments to reconcile net loss to net cash used by operations
  Depreciation and amortization                                                    550         2,049
  (Gain) on extinguishment of debt                                            (799,235)     (940,283)
  Amortization of unearned compensation                                              -     1,400,130
  Stock subscriptions deemed un-collectible                                    500,000             -
  Discontinued operations - impairment of goodwill                             103,785     1,584,865
  Discontinued operations - Stellar                                             33,054             -
  Issuance of common stock, options and warrants for services               13,628,609     1,926,918
  Changes in
    Accounts receivable                                                        183,104       (45,115)
    Other current assets                                                         3,473         3,003
    Accounts payable & accrued expenses                                         54,474        57,220
    Accrued liabilities - related parties                                     (152,525)      (90,847)
                                                                          ------------- -------------
Net cash used by operating activities                                         (302,247)     (758,886)
                                                                         ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets                                                         (5,549)            -
  Disposition of assets                                                          9,964             -
  Increase in deposits                                                          (4,000)            -
                                                                          ------------- -------------
Net cash from investing activities                                                 415             -
                                                                          ------------- -------------
CASH FLOW FROM FINANCING ACTIVITIES
  Common stock issued for cash                                                       -       514,998
  Proceeds of notes payable                                                    280,000        97,000
  Payments on notes payable                                                          -       (14,512)
  Proceeds from related party notes payable                                    269,109       154,614
  Payments on related party notes payable                                     (269,109)      (54,300)
  Cash received on acquisition of subsidiaries                                       -       105,085
  Cash received on subscription receivable                                           -        10,000
                                                                          ------------- -------------
Net cash provided by financing activities                                      280,000       812,885
                                                                          ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (21,832)       53,999

CASH & CASH EQUIVALENTS
  Beginning of year                                                             54,096            97
                                                                          ------------- -------------

  End of year                                                             $     75,928  $     54,096
                                                                          ============= =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
  Cash paid for income taxes                                              $          -  $          -
  Cash paid for interest                                                  $          -  $          -

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
  Common stock issued for debt                                            $          -  $    276,968



  See summary of significant accounting policies and notes to financial statements.



                   M Power Entertainment, Inc.
             (formerly GK Intelligent Systems, Inc.)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


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

Nature of Business

The Company is a non-operating entity incorporated in Delaware in 1988, under the name "Technicraft Financial, Ltd." In August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and changed its name to GK Intelligent Systems, Inc. Through 1999, the company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data. The Company changed its name in 2005 to M Power Entertainment, Inc. Based in Houston, Texas, M Power's current focus is on acquisition of companies involved in media, entertainment and lifestyle venues.

Organization and Principles of Consolidation

The consolidated financial statements presented are those of M Power Entertainment, Inc. and its wholly-owned subsidiaries. In 2003, M Power formed three wholly-owned subsidiary companies, Smart One Learning Systems, Inc., Recording Artists Worldwide, Inc. and The Baseball Club, Inc. These subsidiaries are currently dormant.

In July 2004, M Power acquired Stellar Software Network, Inc., as a wholly owned subsidiary in exchange for 8,025,211 shares of M Power common stock valued at $191,000. In the third quarter of 2005, Stellar discontinued operations. The results of operations for 2004 has been reclassified to show Stellar's 2004 results as discontinued operations consistent with 2005's presentation.

In August 2004, M Power acquired Ascendent Texas Source Group, Inc. (TSG) as a wholly-owned subsidiary in exchange for 42,857,153 shares of M Power common stock valued at $1,500,000. TSG discontinued operations in 2005.

In May 2005, M Power acquired M Power Futures, Inc. as a wholly owned subsidiary in exchange for 14,000,000 shares of M Power common stock valued at $8,400,000. M Power Futures' sole assets consist of intellectual property acquired in an assignment from a control person, Gary Kimmons. Accordingly, this payment is shown as compensation expense during 2005. M Power Futures, Inc. is dormant at December 31, 2005.

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

Reverse Stock Split

On May 18, 2005, M Power effected a reverse stock split of its authorized and issued common stock on a one share for two hundred shares basis. Following the reverse stock split, total outstanding shares of common stock was reduced to 1,374,759 shares. Also effective on May 18, 2005, M Power's trading symbol on the Over the Counter Bulletin Board was changed from "GKIG" to "MPWE."

M Power retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of M Power's common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the consolidated statement of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, M Power considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

During 2004, M Power earned revenues from technical staffing and general business support services and these have been reclassified to discontinued operations. M Power recognizes such revenues when services have been performed, collections are reasonably assured and no further obligations exist. M Power had no revenues from continuing operations in 2005 or 2004.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The amount of any impairment considered necessary would be determined by comparing the book value of the net assets in the applicable line of business to fair value using methods such as the present-value of estimated future cash flows, sale value or other valuation methodologies available at the time, depending on the stage of development of the line of business and M Power's intentions at the time an impairment adjustment were considered necessary.

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

The following table illustrates the effects of net income (loss) and earnings
(loss) per share if M Power had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the years ended
                                                          December 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
                                                    (Restated)
 Net loss, as reported                            $(13,857,536) $ (4,656,826)
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (36,022)     (157,261)
                                                  ------------- -------------

 Pro forma net income (loss)                      $(13,893,588) $ (4,814,087)
                                                  ============= =============
 Earnings per share:
  Basic and diluted - as reported                 $      (0.71) $    (10.62)
                                                  ============= =============
  Basic - pro forma                               $      (0.71) $    (10.62)
                                                  ============= =============
  Diluted - pro forma                             $      (0.71) $    (10.62)
                                                  ============= =============


Recently issued accounting pronouncements

M Power does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Property, Plant & Equipment

Property and equipment are carried at cost and as of December 31, 2005 consists of computer equipment. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives of three years. Accumulated depreciation as of December 31, 2005 amounted to $550.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

NOTE 2 - RESTATEMENT

Our financial statements for the year ended December 31, 2005 as previously issued are being restated herein for the following significant errors in the previously issued financial statements:

   1. The financial statements as previously issued did not reflect the financial statement impact of 14,000,000 shares of common stock issued for services at $0.60 per share on May 18, 2005. The effect of this omission on results of operations was to increase the net loss as previously reported by $8,400,000. Additionally, common stock was understated in the amount of $14,000 and additional paid-in capital was understated in the amount of $8,386,000.

   2. The previously issued financial statements did not provide adequate disclosure of the retroactive restatement to common stock amounts presented for the year ended December 31, 2004 for the reverse stock split described in note 1 above. There were no changes to any dollar amounts on the basic financial statements.

NOTE 3 - NOTES PAYABLE

At December 31, 2005, M Power had various unsecured notes payable totaling $107,000 bearing imputed interest rates from 8% to 18% per annum. These notes payable are due on demand. M Power is not currently making payments on any of these notes and is periodically reflecting gain from extinguishment of debt as the statute of limitations expires on individual note payment obligations.

Interest expense related to these notes payable during 2005 and 2004 was $79,405 and $79,357, respectively.

NOTE 4 - FEDERAL INCOME TAX

At December 31, 2005, M Power had net operating loss carryforwards of approximately $395,000 that may be offset against future taxable income. All other losses incurred by M Power in 2005 and previous years are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $19,750 annually through the year ending December 31, 2025.

Net deferred tax assets consist of the following components as of December 31, 2005:

      Deferred tax asset                          $    134,300
      Valuation allowance                             (134,300)
                                                  -------------
      Net deferred tax asset                      $          -
                                                  =============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Awalt Group, Inc. commenced litigation against M Power in January 2004. This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. M Power filed an answer, is defending the lawsuit and believes the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 but the plaintiffs have indicated the intention of re-filing in state court.

11500 Northwest, L.P. commenced litigation against M Power on October 31, 2003. This case relates to a breach of a lease agreement allegedly entered into in 1999 for certain office space M Power never occupied. The suit is for past due rents, broker's commission of $21,806, tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. M Power intends to defend the lawsuit, deny breach of the alleged lease agreement and believes that the statute of limitations has tolled some or all of the claims.

In A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. Damages have not been specified. Based on preliminary discovery, M power believes that a favorable outcome of this case for GKI, now M Power, will be reached.

Employment Agreement
--------------------

On February 1, 2003, the M Power entered into a compensation agreement with its president, Mr. Gary Kimmons. The agreement has a three-year term and automatically renews for consecutive one-year Terms. The agreement provides an annual base compensation of $240,000 and non-qualified stock options to 15,000 shares of Common Stock under the Company's 2004 Stock Option Plan, at a purchase price of 110% of the closing market price on the date of grant. Upon his death or disability all unvested warrants will become immediately vested and exercisable. M Power may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. If the agreement is terminated in connection with a change of control, (1) M Power must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid.

NOTE 6 - STOCK OPTIONS AND WARRANTS

During 1998, M Power established a stock option plan subsequently amended and now known as the "2004 Stock Option Plan" to promote its interests by attracting and retaining exceptional employees and directors. Any employee is eligible to be designated a participant. The Board has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares.

In addition, M Power periodically issues warrants to purchase common stock as an incentive, as compensation for services or settlement of debt to officers, directors, employees, and consultants.

The following table is an analysis of warrants for the purchased of M Power's common stock outstanding as of December 31, 2005 & 2004.

                                      2005                    2004
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares        Price        Shares       Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                      25,753  $       0.34       22,500  $      0.34
Granted                       653,000          0.28      118,056         0.20
Expired/Cancelled                   -          0.34       (2,500)        0.34
Exercised                           -             -     (118,056)           -
                         ------------  ------------  -----------  -----------
Outstanding end of year       678,753  $       0.34       20,000  $      0.20
                         ============  ============  ===========  ===========
Exercisable                   678,753  $       0.34       17,500  $      0.21
                         ============  ============  ===========  ===========

                               Outstanding                  Exercisable
                     --------------------------------  ---------------------
                                 Weighted
                     Number      Average     Weighted  Number       Weighted
                     Outstanding Remaining   Average   Exercisable  Average
Range of             at Dec 31,  Contractual Exercise  at Dec 31,   Exercise
Exercise Prices      2005        Life        Price     2005         Price
-------------------  ----------  ----------  --------  -----------  --------
  $ 0.02               300,000       7.00    $  0.02     300,000    $ 0.02
  $ 0.05               250,000       2.66    $  0.05     250,000    $ 0.05
  $ 0.50               100,000       2.75    $  0.50     100,000    $ 0.50
  $ 0.50                28,253       6.07    $  0.16      28,253    $ 0.16
                     ----------  ----------  --------  -----------  --------
                       678,753       7.55    $  0.12     678,753    $ 0.12
                     ==========  ==========  ========  ===========  ========


NOTE 7 - GAIN ON EXTINGUISHMENT OF DEBT

M Power has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding for some time. M Power's policy is to write off debts as they become unenforceable, generally within four years of such a written agreement. $799,235 and $940,283 have been written off in 2005 & 2004, respectively.

Additionally, during 2004 M Power recorded a loss on extinguishment of debt of $26,298 relating to certain accounts payable that were paid through the issuance of common stock.

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

NOTE 9 - SUBSEQUENT EVENTS

On April 18, 2006, M Power completed a financing agreement for up to $2,000,000 with private investors. M Power received the first of three traunches of the funding which are expected to be completed over the course of the next several months. The first traunch of funding was in the amount of $700,000. M Power will be issuing to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of April 18, 2009, as these traunches are received. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10.

NOTE 10 - FAILED ACQUISITIONS

In January 2005, M Power attempted to acquire Corazong Music Management B.V., a Dutch corporation for 100 shares of Series B convertible preferred stock valued at $1,260,000 plus a debt funding agreement. Corazong is a music recording and production entity that manages a catalog of music recordings. The acquisition of Corazong was never completed and negotiations were terminated.

In March 2005, M Power attempted to acquire R.S. Entertainment, Inc. ("RSE") for stock to be valued at $1,020,000 plus a debt funding agreement. RSE is a Utah Corporation which provides theatrical film distribution services and strategic market development. The acquisition of RSE was never completed and negotiations were terminated.

In April 2005, M Power attempted to acquire White Canyon, Inc. and Channel Access, Inc. for 1,000,000 shares of Series C convertible preferred stock and a debt funding agreement. In September 2005, negotiations were terminated.

In November 2005, M Power attempted to acquire Tropical Printing, LLC for 9,999,999 shares valued at $450,000 plus a debt funding agreement. Tropical is a Florida corporation providing commercial printing services located in Sarasota, Florida. Although the 9,999,999 shares were issued in contemplation of closing, the acquisition of Tropical Printing was never completed and the shares were subsequently cancelled.

M Power's acquisition agreements provided for the issuance of common shares as a penalty to the principals of proposed acquisition targets in the event they are unable to consummate the transactions. During 2005, M Power issued shares related to such provisions with a fair market value on the date of issuance totaling $13,480. This amount is included in the statement of operations for 2005 as stock for services expense.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related party transactions include transactions with the President and Chief Executive Officer, Mr. Gary Kimmons. Transactions with Mr. Kimmons included in these financial statements include accounts payable and accrued expenses as of December 31, 2005 totaling $35,955. The statement of operations for the years ended December 31, 2005 & 2004 include interest expense to Mr. Kimmons in the amounts of $16,649 and $407, respectively. The statements of cash flows reflect short term borrowings of $269,109 and $12,910 for the years ended December 31, 2005 & 2004, respectively as well as repayments of short-term borrowings in the amounts of $269,109 and $16,296, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 13, 2006, the client-auditor relationship between us and Hansen Barnett & Maxwell, LLC ("HBM") ceased as the former principal independent accountant was dismissed. On that same day, we engaged Malone & Bailey, PC ("Malone") as our principal independent accountant for the fiscal year ending December 31, 2005. The decision to change accountants from HBM to Malone was approved by our Board of Directors on January 13, 2006.

HBM's review of our financial statements for the interim period up to and including the date the relationship with HBM ceased. HB&M performed no audit or audit related services for M Power. HJ & Associates, LLC resigned as M Power Entertainment's independent certifying accountants effective May 23, 2005. The termination of our relationship with HJ was unanimously accepted by our board on directors on May 23, 2005.

HJ's audit report to our consolidated financial statements for the years ended December 31, 2004 and 2003 includes a modification expressing substantial doubt as to our company's ability to continue as a going concern, due to our deficit in working capital and recurring losses. The audit report contains no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle. There have been no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of HJ, would have caused it to make reference to the subject matter of the disagreement in connection with its report..


Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

M Power maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of M Power for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services, the failure to properly record its failed acquisitions and disclosure controls relating to such transactions during the interim periods of 2005. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by training our new bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B. Other Information.

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers.
--------------------------------

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

DICK MEADOR, age 56, previously served as Area Manager for Barrand, Inc., a large regional service provider in the food and beverage industry located in Pensacola, FL . Prior to Barrand, Mr. Whataburger, Mississippi Gulf Coast. Meador was COO/Partner in WQSR LP dba He was responsible for all issues corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity. Mr. Meador attended The University of Arkansas and the University of Houston, majoring in Economics and Psychology.

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

Family Relationships.
-------------------

Gary Kimmons and Kathryn Kimmons are husband and wife.

Section 16(a) Beneficial Ownership Compliance.
--------------------------------------------

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

Code of Ethics
-------------

M Power has adopted a code of ethics for our principal executive officers which is posted on our internet website at www.mpe.us.


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

(3) For 2003, Mr. Kimmon's base salary was $240,000. $118,760 of which was paid in cash, $20,000 of which was paid through the issuance of warrants to acquire 80,000 shares of common stock exercisable at $0.35 per share until December 31, 2007, and $101,239 of which was paid on March 25, 2004 in the form of 8,230,861 shares of restricted common stock issued to Mr. Kimmons at a price of $0.0123 per share. In 2002, Mr. Kimmons received a base salary of $240,000, $130,000 of which was paid through the issuance of 1,300,000 post-reverse split adjusted restricted shares of common stock and $110,000 of which was paid in 2003 in the form of a warrant entitling Mr. Kimmons to (3) January 31, 2006. The agreement defines a change of control as:(1) any person acquiring 30% of Company or if Mr. Kimmons' voting rights are outstanding shares, (2) if during a two year the board of directors (and any new on purchase 520,000 shares of common stock at a price of $0.35 per share.

Employment Contract
------------------

On February 1, 2003, the Company entered into a new employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, the reduced to less than 30% of the period, individuals who were directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

Director Compensation
--------------------

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

Stock Options and Warrants
-------------------------

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

Non-Employee-Directors and Consultants Retainer Stock Plan
---------------------------------------------------------

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

Option Grants Table
------------------

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
------------------- ------------ ------------ ---------------- -------------

     (1) In 2005 and 2004 Gary Kimmons received no options. In 2003, Gary Kimmons received the following options and/or warrants: (a) a warrant to purchase up to 2,600 shares at the exercise price of $70.00 per share exercisable until December 31, 2007, which represented part of Mr. Kimmons' compensation for 2002; (b) a warrant to purchase up to 400 shares at the exercise price of $70.00 per share exercisable until December 31, 2007; and
(c) an option to purchase up to 15,000 shares at the exercise price of $36.00 per share which was granted to Mr. Kimmons in connection with his February 1, 2003 employment agreement, exercisable until February 1, 2013 (of which 15,000 shares are presently exercisable, and the balance shall become exercisable when the Company has raised a minimum of $500,000 in investment capital).

Option Exercise and Year End-Value Table
----------------------------------------

The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2005, on a post-reverse split adjusted basis:


     AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                  AND YEAR-END OPTION/SAR VALUE

                                             Number Of
                                             Securities             Value Of
                                             Underlying             Unexercised
                                             Unexercised            In-The-Money
                                             Options/Warrants At    Options At
                                             Fy-End(#)              Fy-End($)(1)
                 Shares        Value     --------------------------------------
                 Acquired On  Realized      Exercisable (E)/        Exercisable(E)/
Name             Exercise(#)    ($)        Unexercisable (U)      Unexercisable(U)*
---------------- ------------ -------- ------------------------- ------------------
Gary Kimmons(1)      0           0         18,000 (E)/5,000(U)         0(E)/0(U)
Dick Meador          0           0        304,500 (E)/0(U)             0(E)/0(U)
Kathryn Kimmons      0           0              0 (E)/0(U)             0(E)/0(U)




                                39

* Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2005.


(1) Includes warrants to purchase 3,000  shares of Company Common
    Stock exercisable at $70.00 per share, which were fully vested as of December 31, 2003. None of the warrants have been exercised, nor have any expired as of the date of this report.


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

                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
-----------------------------------------------------------------------------
Gary F. Kimmons(2)(3).................... 13,115,742        18.1%
Kathryn Kimmons(4)....................... 13,115,742        18.1%
Steven Reuther ..........................  8,888,888        12.3%
__________________
     1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

     2. Mr. Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 33,633 shares of Common Stock owned by the partnership.

     3. Mr. Kimmons is deemed to own 13,115,742 shares (a)13,064,106 shares owned of record by Mr. Kimmons, (b) 33,636 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (c) 3,000 of these shares by virtue of warrants to purchase these shares, and (d) 15,000 of these shares by virtue of options to purchase these shares (options to purchase 15,000 of these shares have already vested.)

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

                                          Number of
                                          Shares           Percent of
                                          Beneficially     Outstanding
Name of Beneficial Owner                  Owned(1)         Shares
------------------------------------------------------------------------------
Gary F. Kimmons (2) (3)...................  13,115,742     18.10%
Kathryn Kimmons (4).......................  13,115,742     18.10%
Dick Meador(5)............................     304,500      0.17%
All directors and executive.
  officers (3 Persons)....................  13,420,242     26.50%

    1. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

    2. Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 33,636 shares of Common Stock owned by the partnership.

    3. Mr. Kimmons is deemed to own 13,115,742 shares (a)13,064,106 shares owned of record by Mr. Kimmons, (b) 33,636 of these shares owned of record by the Kimmons Family Partnership, Ltd., by virtue of Mr. Kimmons being the General Partner of the Kimmons Family Partnership, Ltd., (c) 3,000 of these shares by virtue of warrants to purchase these shares, and (d) 15,000 of these shares by virtue of options to purchase these shares (options to purchase 15,000 of these shares have already vested.)

    4. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

    5. Mr. Meador is deemed to own 304,500 of these shares by virtue of a warrant to purchase these shares.

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


Item 12.  Certain Relationships and Related Transactions.

           None.

Item 13.  Exhibits.

Exhibit
Number         Description of Exhibit
-----------------------------------------------------
2.1 Corporate Reorganization Agreement between the Company and Julie Maranto, dated August 13, 2004 (included as Exhibit 2.1 to the Form 8-K filed August 19, 2004, and incorporated herein by reference).

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

10.27 Employment Agreement between the Company and Tropical Printing LLC. and Steven Reuther, dated November 22, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.27 and incorporated herein by reference)

10.28 Employment Agreement between the Company and Tropical Printing LLC. and Samuel Mauro, dated November 22, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.28 and incorporated herein by reference)

10.29 Non-Employee Director Agreement between the Company and Dick Meador, dated December 31, 2005 (Filed with Form 10-KSB on April 20, 2006 as
      Exhibit 10.29 and incorporated herein by reference)

10.30 Agency Agreement between the Company and Steven Reuther, dated December 13, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.30 and incorporated herein by reference)

21.1 List of Subsidiaries (Filed Form 10-KSB/A1 on April 21, 2006 and incorporated herein by reference)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)


Item 14. Principal Accountant Fees and Services.


Independent Public Accountants
-----------------------------

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

                                 M Power Entertainment Inc.
Dated: May 4, 2006               /s/ Gary F. Kimmons
                                 ----------------------------------------
                                 By: Gary F. Kimmons Its: Chief Executive
                                     Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 4, 2006               /s/ Gary F. Kimmons
                                ----------------------
                                Gary F. Kimmons, Director


Date: May 4, 2006               /s/ Dick Meador
                                ----------------------
                                Dick Meador, Director


Date: May 4, 2006               /s/ Kathryn Kimmons
                                ----------------------
                                Kathryn Kimmons, Director