Form 10QSB/A
period 2005-03-31
M POWER ENTERTAINMENT INC.
filed 2006-05-15
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                          FORM 10-QSB/A
                         Amendment No. 1

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

             2602 Yorktown Place, Houston Texas 77056
   ------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

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

                      Report on Form 10-QSB

               For the Quarter Ended March 31, 2005

                              INDEX

                                                                     Page

Part I.  Financial Information

         Item 1. Financial Statements (unaudited)...................   3

                 Balance Sheets.....................................   3
                 Statements of Operations ..........................   4
                 Statements of Cash Flows...........................   5
                 Notes to the Financial Statements .................   6

         Item 2. Management's Discussion and Analysis
                 or Plan of Operation ..............................   9

         Item 3. Controls and Procedures ...........................  10

Part II. Other Information

         Item 1. Legal Proceedings .................................  11

         Item 2. Changes in Securities .............................  12

         Item 3. Defaults Upon Senior Securities ...................  12

         Item 4. Submission of Matters to a Vote of
                 Security Holders ..................................  12

         Item 5. Other Information .................................  12

         Item 6. Exhibits...........................................  13

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
                    Consolidated Balance Sheet
                           (Unaudited)

                              ASSETS
                              ------
                                                    March 31,   December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                   (Restated)
CURRENT ASSETS
  Cash                                            $     35,038  $     54,096
  Accounts receivable                                        -       183,104
  Other current assets                                       -         3,473
                                                  ------------- -------------
     Total Current Assets                               35,038       240,673
                                                  ------------- -------------
FIXED ASSETS, NET                                        7,410         9,964
OTHER ASSETS
  Goodwill                                             136,839       136,839
                                                  ------------- -------------

     TOTAL ASSETS                                 $    179,287  $    387,476
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $    172,988  $    257,548
  Accounts payable - related parties                         -         3,697
  Accrued expenses                                     816,069       777,634
  Accrued expenses - related parties                    76,047        65,681
  Notes payable                                        307,000       164,000
  Notes payable - related parties                      179,961       232,421
                                                  ------------- -------------
     Total Current Liabilities                       1,552,065     1,500,981
                                                  ------------- -------------
     TOTAL LIABILITIES                               1,552,065     1,500,981
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 1,304,602 and 1,112,731
    shares issued and outstanding, respectively          1,305         1,113
  Additional paid-in capital                        47,198,511    46,811,939
  Stock subscriptions receivable                      (500,000)     (500,000)
  Accumulated deficit                              (48,072,594)  (47,426,557)
                                                  ------------- -------------
     Total Stockholders' Deficit                    (1,372,778)   (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    179,287  $    387,476
                                                  ============= =============

                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
              Consolidated Statements of Operations
                           (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
                                                    (Restated)
OPERATING EXPENSES
  Depreciation and amortization                            462             -
  Payroll expenses                                      63,500        60,000
  Professional fees                                    526,293       423,424
  General and administrative                            33,374         6,218
                                                  ------------- -------------
     Total Expenses                                    623,629       489,642
                                                  ------------- -------------
LOSS FROM OPERATIONS                                  (623,629)     (489,642)
                                                  ------------- -------------
OTHER INCOME (EXPENSE)
  Gain on forgiveness of debt                                -       871,090
  Interest expense and loan discount fees              (22,408)      (29,519)
                                                  ------------- -------------
     Total Other Income (Expense)                      (22,408)      841,571
                                                  ------------- -------------
NET INCOME (LOSS)                                     (646,037)      351,929

DIVIDENDS ON PREFERRED STOCK                                 -             -
                                                  ------------- -------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                             $   (646,037) $    351,929
                                                  ============= =============

BASIC INCOME (LOSS) PER SHARE                     $      (0.57) $       2.36
                                                  ============= =============

FULLY DILUTED INCOME (LOSS) PER SHARE             $      (0.57) $       2.36
                                                  ============= =============
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                              1,134,625       149,243
                                                  ============= =============
FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                       1,134,625       149,243
                                                  ============= =============

                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2005         2004
                                                  ------------- -------------
                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $   (646,037) $    351,929
Adjustments to reconcile net loss to net cash
 used by operating activities:
    Issuance of common stock, stock options,
      and warrants for services rendered               386,765       330,201
    Depreciation and amortization                          462             -
    Gain on forgiveness of debt                                     (871,090)
    Amortization of unearned compensation                    -        54,518
    Changes in:
    Accounts receivable                                183,104             -
    Other current assets                                 3,473         6,476
    Accounts payable and accrued expenses              (46,125)      (70,943)
    Accounts payable and accrued
      expenses - related party                           6,669       127,429
                                                  ------------- -------------
      Net Cash Used by Operating Activities           (111,689)      (71,480)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of fixed assets               2,091             -
                                                  ------------- -------------
     Net Cash Provided from Investing Activities         2,091             -
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from APIC                                       -        47,000
    Proceeds from notes payable                        143,000             -
    Payments on notes payable - related party          (52,460)
    Increase in stock subscription receivable                -        25,000
                                                  ------------- -------------
      Net Cash Provided by Financing Activities         90,540        72,000
                                                  ------------- -------------

NET INCREASE (DECREASE) IN CASH                        (19,058)          520

CASH AT BEGINNING OF PERIOD                             54,096            97
                                                  ------------- -------------

CASH AT END OF PERIOD                             $     35,038  $        617
                                                  ============= =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:
   Income taxes                                   $          -  $          -
   Interest                                       $          -  $          -

                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
          Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited interim financial statements of M Power Entertainment, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in M Power's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - RESTATEMENT

In the third quarter, M Power determined that the acquisitions of RS Entertainment and Corazong were not yet fully consummated due to the existence of certain unfulfilled contingencies and M Power obligations. In prior quarters, these acquisitions were recorded as having been fully consummated, with the assets and liabilities of these entities and their operations being consolidated with those of M Power. Because all the terms of the respective agreements have not been fully completed, these acquisitions are now deemed to have not been fully consummated. As such, the equity instruments issued pursuant to these acquisitions have been recorded as subscriptions receivable in these financial statements, without the assets, liabilities or operations being consolidated with those of M Power, to more accurately reflect the substance and current status of the transactions.

Our financial statements for the three months ended March 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the elimination of RS Entertainment and Corazong from the consolidated financial statements of M Power as of and for the three months ended March 31, 2005 are summarized below:


                                                 Three Months Ended
                                                   March 31, 2005
                                      ----------------------------------------
                                      As
                                      Previously
                                      Reported      Adjustment   As Restated
                                      ------------- ------------ -------------

Revenue                               $    476,250  $  (476,250) $          -
Cost of Goods Sold                         302,227     (302,227)            -
                                      ------------- ------------ -------------
Gross profit                               174,023     (174,023)            -
                                      ------------- ------------ -------------

Operating expenses                         977,890     (354,627)      623,623
                                      ------------- ------------ -------------

Loss from operations                      (803,867)    (180,238)     (623,623)

Non operating income (expense)
Interest expense                           (16,975)      (3,944)      (22,408)
                                      ------------- ------------ -------------
Net income attributable
to common shareholders                $   (820,842) $  (176,294) $   (646,037)
                                      ============= ============ =============

Basic and diluted income (loss) per share:
Basic                                 $      (0.71) $     (0.14) $      (0.57)
                                      ============= ============ =============
Diluted                               $      (0.71) $     (0.14) $      (0.57)
                                      ============= ============ =============
Shares outstanding                       1,154,625      (20,000)    1,134,625
                                      ============= ============ =============
Diluted shares outstanding               1,154,625      (20,000)    1,134,625
                                      ============= ============ =============

Balance Sheet Impact

In addition to the effects on our consolidated statement of operations discussed above, the restatement impacted our consolidated balance sheet as of March 31, 2005. The following table sets forth the effects of the restatement adjustments on our consolidated balance sheet as of March 31, 2005:

                                                       As of
                                                   March 31, 2005
                                      ----------------------------------------
                                      As
                                      Previously
                                      Reported      Adjustment   As Restated
                                      ------------- ------------ -------------
Assets:
Current assets                        $    303,463  $  (268,425) $     35,038
Property, plant, and equipment              17,144       (9,734)        7,410
Other Assets - Investments & goodwill    2,518,205   (2,381,366)      136,839
                                      ------------- ------------ -------------
Total                                 $  2,838,812  $(2,796,364) $    179,287
                                      ============= ============ =============
Liabilities and shareholders deficit:
Current liabilities                   $  3,126,396  $(1,574,331) $  1,552,065
Stockholders' equity (deficit)            (287,584)  (1,085,194)   (1,372,778)
                                      ------------- ------------ -------------
Total                                 $  2,838,812  $(2,796,364) $    179,287
                                      ============= ============ =============


NOTE 3 - DESIGNATION OF PREFERRED STOCK AND FAILED ACQUISITIONS

On February 7, 2005, M Power authorized 100,000 shares of Series B Convertible Preferred Stock, $0.001 par and convertible into common stock at a rate of
3.15 post-split common shares for one preferred share after May 1, 2005. The preferred shares carry no liquidation preference and no dividend rate. The Preferred Stock was authorized specifically for acquisitions of subsidiaries.

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

NOTE 4 - COMMON STOCK ACTIVITY

During the three months ended March 31, 2005, M Power issued 191,871 post-split common shares to various parties for services rendered at current market values ranging from $0.01 to $0.02 per share. .

NOTE 5 - SUBSEQUENT EVENTS

Reverse Stock-Split
------------------

On May 18, 2005, M Power effected a reverse stock-split its common stock on a one share for two hundred shares basis. Following the reverse stock split, the total outstanding shares of common stock was reduced to 1,374,759 shares. All references to common stock activity within these consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock-split.

Change of Corporate Name
------------------------

On May 10, 2005, M Power changed its name from GK Intelligent Systems, Inc. to M Power Entertainment, Inc.

Common Stock Issuances
----------------------

Subsequent to March 31, 2005, M Power issued 27,149,625 common shares to various individuals for services rendered. These shares will be recorded at their market value when the services were rendered, at prices ranging from $.003 to $0.90 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

We had no revenues for the three months ended March 31, 2005 compared to no revenues for same period in 2004.

We had operating expenses of $623,629 for the three months ended March 31, 2005 compared to $489,642 for the comparative period of 2004. The increase of $133,987 was due chiefly to the issuance of common stock, stock options, and warrants to various consultants for services rendered as well as attempted acquisition and financing efforts.

Interest expense during the three months ended March 31, 2005 was $22,408, a decrease of $7,111 from the three months ended March 31, 2004. We attribute the decrease in interest expense to the decrease in debt due to the passing of the statute of limitations of some of our old debt. The Texas Code provides, in part, that any action upon any contract obligation or liability founded upon an instrument in writing must be brought within four years of such a written agreement. During the quarter ended March 31, 2004 we recorded a gain on release of debt of $871,090 for those debts which we are no longer obligated to pay due to the statute of limitations. These debts were incurred under our prior operations.

Our net loss was $646,037 during the three months ended March 31, 2005 compared to a net income of $351,929 incurred in the first three months of 2004. Our increased net loss was the result of our attempted efforts to acquire operating companies and the related cost of the consultants we hired to attempt these acquisitions. The gain on forgiveness of debt is an unusual occurrence and is not part of our ongoing operations. Excluding the gain on the release of debt the loss for the first quarter of 2004 would have been $519,161. Our net loss from operations for the three months ended March 31, 2005 increased by $133,987 compared to the same period form the previous year, form $489,642 to $623,629..

LIQUIDITY

During the three months ended March 31, 2005, we used cash in our operating activities of $111,689 compared to using $71,480 in the comparative quarter of the prior year. This resulted primarily from cash operating expenses. We had cash on hand of $35,038 as of March 31, 2005 compared to $617 cash as of March 31, 2004. $90,500 of the cash we used in 2005 came from loans from unrelated parties.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities
---------------------------------------

On January 18, 2005, February 11, 2005 and March 30, 2005, we issued 1,471 shares, respectively, of common stock to Sunny Nariani for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 11, 2005, we issued 15,000 shares, respectively, of common stock to various individuals for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

On February 18, 2005, we issued 22,500 restricted shares of common stock to the Company's CEO, Gary F. Kimmons, for compensation. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The party to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

On March 30, 2005, we issued 150,000 shares, of common stock to a consultant for services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

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

On April 7, 2005, the Company's Articles of Incorporation were amended to create a certificate of designation for Series C Convertible Preferred Stock in connection with the attempted acquisition of White Canyon, Inc. and Channel Access, Inc. At the same time we agreed to acquire White Canyon, Inc. and Channel Access, Inc. for 1,000,000 shares of restricted Series C convertible preferred stock, each share of which could have been converted into four shares of post-split restricted common stock, or redeemed by us at $4.00 per share. The shares were issued, but other closing conditions were not satisfied and the attempt was terminated and the shares canceled.

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

31.1* Certification  Pursuant to Section 302 of the Sarbanses-Oxley Act of
      2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                             (FKA GK INTELLIGENT SYSTEMS, INC.)




Dated: May 15, 2006             /s/ Gary F. Kimmons
                             By____________________________________
                               Gary F. Kimmons
                               President, Chief Executive Office and
                               Chief Financial Officer