Form 10QSB/A
period 2005-06-30
M POWER ENTERTAINMENT INC.
filed 2006-05-15
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                          FORM 10-QSB/A
                          Amendment No 1

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

             2602 Yorktown Place, Houston Texas 77056
      ______________________________________________________
       (Address of principal executive offices) (Zip Code)

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

                      Report on Form 10-QSB

               For the Quarter Ended June 30, 2005

                              INDEX
                                                                       Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3
                  Condensed Consolidated Balance Sheet...............   3
                  Condensed Consolidated Statements of Operations....   4
                  Condensed Consolidated Statements of Cash Flows....   5
                  Notes to the Condensed Consolidated Financial
                    Statements......................................    6

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................  10

         Item 3.  Controls and Procedures ...........................  11

Part II. Other Information

         Item 1.  Legal Proceedings .................................  12

         Item 2.  Changes in Securities .............................  13

         Item 3.  Defaults Upon Senior Securities ...................  13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  13

         Item 5.  Other Information .................................  14

         Item 6.  Exhibits ..........................................  14

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
                   Consolidated Balance Sheets
                           (Unaudited)


                                                     June 30,   December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                    (Restated)
                        ASSETS

CURRENT ASSETS
  Cash                                            $      3,754   $    54,096
  Accounts receivable                                        -       183,104
  Other current assets                                       -         3,473
                                                  ------------- -------------
     Total Current Assets                                3,754       240,673
                                                  ------------- -------------
FIXED ASSETS, NET                                        6,949         9,964
                                                  ------------- -------------
OTHER ASSETS
  Goodwill                                              136,839      136,839
                                                  ------------- -------------
     Total Other Assets                                 136,839      136,839
                                                  ------------- -------------

     TOTAL ASSETS                                 $     147,542 $    387,476
                                                  ============= =============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $    157,988   $   257,548
  Accounts payable - related parties                         -         3,697
  Accrued expenses                                     828,340       777,634
  Accrued expenses - related parties                    86,463        65,681
  Notes payable                                        317,000       164,000
  Notes payable - related parties                      215,061       232,421
                                                  ------------- -------------
     Total Current Liabilities                       1,604,852     1,500,981
                                                  ------------- -------------
     TOTAL LIABILITIES                               1,604,852     1,500,981
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 16,398,936 and 1,112,731
    shares issued and outstanding, respectively         16,399         1,113
  Additional paid-in capital                        56,458,100    46,811,939
  Stock subscriptions receivable                      (500,000)     (500,000)
  Accumulated deficit                              (57,431,809)  (47,426,557)
                                                  ------------- -------------
     Total Stockholders' Deficit                    (1,457,310)   (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    147,542  $    387,476
                                                  ============= =============




                       M POWER ENTERTAINMENT, INC.
                 (Formerly GK Intelligent Systems, Inc.)
                  Consolidated Statements of Operations
                               (Unaudited)



                                     For the Three Months Ended   For the Six Months Ended
                                             June 30,                    June 30,
                                    --------------------------- ---------------------------
                                         2005           2004         2005          2004
                                    ------------- ------------- ------------- -------------
                                    (Restated)                  (Restated)
OPERATING EXPENSES
  Depreciation and amortization     $        462  $        264  $        924  $        264
  Consulting & professional fees       9,289,861             -     9,816,154             -
  General and administrative              51,204       816,805       148,078     1,306,774
                                    ------------- ------------- ------------- -------------
      Total Expenses                   9,341,527       817,069     9,965,156     1,307,038
                                    ------------- ------------- ------------- -------------
LOSS FROM OPERATIONS                  (9,341,527)     (817,069)   (9,965,156)   (1,307,038)
                                    ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Gain (loss) extinguishment of debt           -       (22,121)            -       848,969
  Interest expense                       (22,688)      (21,388)      (45,096)      (50,907)
                                    ------------- ------------- ------------- -------------
     Total Other Income (Expense)        (22,688)      (43,509)      (45,096)      798,062
                                    ------------- ------------- ------------- -------------
NET LOSS                            $ (9,364,215) $   (860,578) $(10,010,252) $   (508,976)
                                    ============= ============= ============= =============
TOTAL BASIC AND DILUTED NET
 LOSS PER SHARE                     $      (1.38) $      (3.81) $      (2.43) $     (13.42)
                                    ============= ============= ============= =============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING          6,765,305       226,058     4,119,983        37,913
                                    ============= ============= ============= =============





                       M POWER ENTERTAINMENT, INC.
                 (Formerly GK Intelligent Systems, Inc.)
                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                            For the Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                                 2005         2004
                                                            ------------- -------------
                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $(10,010,252) $   (508,649)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
    Issuance of common stock, stock options, and
     warrants for services rendered                            9,799,024       581,260
    Depreciation and amortization                                    924           264
    Gain on release of debt                                            -      (871,090)
    Loss on extinguishment of debt                                     -        22,121
    Amortization of unearned compensation                              -       232,824
    Changes in operating assets and liabilities:
      Accounts receivable                                              -             -
      Other current assets                                             -         6,476
      Accounts payable and accrued expenses                      (48,854)       (2,425)
      Accounts payable and accrued
       expenses - related party                                   17,085       131,737
                                                            ------------- -------------
  Net Cash Used by Operating Activities                         (242,073)     (407,482)
                                                            -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of fixed assets                            2,091             -
 Purchase of fixed assets                                              -        (3,209)
                                                            -------------  ------------
  Net Cash Provided By (Used in) Investing Activities              2,091        (3,209)
                                                            -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                     207,000        47,000
 Payments on notes payable - related party                       (17,360)            -
 Common stock issued for cash                                          -       514,998
                                                            ------------- -------------
   Net Cash Provided by Financing Activities                     189,640       561,998
                                                            ------------- -------------
NET INCREASE (DECREASE) IN CASH                                  (50,342)      151,307

CASH AT BEGINNING OF PERIOD                                       54,096            97
                                                            ------------- -------------
CASH AT END OF PERIOD                                       $      3,754  $    151,404
                                                            ============= =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
  Income taxes                                              $          -  $          -
  Interest                                                  $          -  $          -

Schedule of Non-Cash Investing and Financing Activities:
  Common stock issued for debt                              $          -  $    271,145





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

NOTE 2 - RESTATEMENT

In the third quarter M Power determined that the acquisitions of RS Entertainment and Corazong were not yet fully consummated due to the existence of certain unfulfilled contingencies and Company obligations. In prior quarters, these acquisitions were recorded as having been fully consummated, with the assets and liabilities of these entities and their operations being consolidated with those of M Power. Because all the terms of the respective agreements have not been fully completed, these acquisitions are now deemed to have not been fully consummated. As such, the equity instruments issued pursuant to these acquisitions have been recorded as subscriptions receivable in these financial statements, without the assets, liabilities or operations being consolidated with those of M Power, to more accurately reflect the substance and current status of the transactions.

Additionally, shares of M Power's common stock originally issued and treated as the acquisition of a subsidiary (M Power Futures, Inc.) combined with the impairment of goodwill associated with the valuation of intellectual property acquired in the acquisition have been reclassified and treated as stock for services in these financial statements. The previously issued financial statements reflected impairment of goodwill in the amount $5,395,484, these financial statements reflect the transaction as stock for services in the amount of $8,400,000, a net decrease in M Powers loss from operations of $3,004,516.

Our financial statements for the three and six month periods ended June 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the elimination of RS Entertainment and Corazong from the consolidated financial statements of M Power as of and for the three and six month periods ended June 30, 2005 is denoted in the following schedule as adjustment (1) and the impact of the re-characterization of the M Power Futures, Inc. transaction is denoted as adjustment (2).


                                               Three Months Ended
                                                  June 30, 2005
                                        -------------------------------------
                                        As
                                        Previously
                                        Reported     Adjustment      As Restated
                                        ------------ ------------    ------------
Revenue                                 $   659,287  $  (659,287)(1) $         -
Cost of Goods Sold                           67,318      (67,318)(1)           -
                                        ------------ ------------    ------------
Gross profit                                591,969     (591,969)              -
Operating expenses                        6,553,421     (216,410)(1)   9,341,527
                                                  -    3,004,516 (2)           -
                                        ------------ ------------    ------------
Loss from operations                     (5,961,452)  (3,380,075)     (9,341,527)



Non operating income (expense)
Interest expense                            (16,303)      (6,385)(1)     (22,688)
                                        ------------ ------------    ------------
Net loss before discontinued operations  (5,977,755)  (3,386,460)     (9,364,215)

Loss from discontinued operations           (41,014)     (41,014)(1)           -
                                        ------------ ------------    ------------
Net loss attributable
 to common shareholders                 $(6,018,769) $(3,345,446)    $(9,364,215)
                                        ============ ============    ============
Basic and diluted income (loss) per share:
Basic loss per share from
 continuing operations                  $     (0.80) $     (0.58)    $     (1.38)
Basic loss per share from
 discontinued operations                      (0.01)        0.01               -
                                        ------------ ------------    ------------
Basic and diluted net loss per share    $     (0.81) $     (0.57)    $     (1.38)
                                        ============ ============    ============
Shares outstanding                        7,518,002     (752,697)      6,765,305
                                        ============ ============    ============
Diluted shares outstanding                7,518,002     (752,697)      6,765,305
                                        ============ ============    ============

                                                    Six Months Ended
                                                      June 30, 2005
                                        -------------------------------------
                                        As
                                        Previously
                                        Reported     Adjustment      As Restated
                                        ------------ ------------    ------------
Revenue                                 $   698,718  $  (698,718)(1) $         -
Cost of Goods Sold                          158,337     (158,337)(1)           -
                                        ------------ ------------    ------------
Gross profit                                540,381     (540,381)              -
Operating expenses                        7,346,212     (385,572)(1) $ 9,965,156
                                                  -    3,004,516 (2)           -
                                        ------------ ------------    ------------
Loss from operations                     (6,805,831)  (3,159,325)     (9,965,156)

Non operating income (expense)
Interest expense                            (33,781)     (11,315)(1)     (45,096)
                                        ------------ ------------    ------------
Net loss before discontinued operations  (6,839,612)  (3,170,640)    (10,010,252)

Discontinued operations                     (33,054)      33,054 (1)           -
                                        ------------ ------------    ------------
Net loss attributable
  to common shareholders                $(6,872,666) $(3,137,586)    $(10,010,252)
                                        ============ ===========     ============
Basic and diluted income (loss) per share:
Basic loss per share from
 continuing operations                  $     (1.58) $     (0.84)    $      (2.42)
Basic loss per share from
 discontinued operations                      (0.01)           -            (0.01)
                                        ------------ ------------    ------------
Basic and diluted net loss per share    $     (1.59) $     (0.84)    $      (2.43)
                                        ============ ============    ============
Shares outstanding                        4,343,946     (223,963)       4,119,983
                                        ============ ============    ============
Diluted shares outstanding                4,343,946     (223,963)      4,119,983
                                        ============ ============    ============

                                  7


Balance Sheet Impact

In addition to the effects on our consolidated statement of operations discussed above, the restatement impacted our consolidated balance sheet as of June 30, 2005. The following table sets forth the effects of the restatement adjustments on our consolidated balance sheet as of June 30, 2005:

                                                          As of
                                                      June 30, 2005
                                        -------------------------------------
                                        As
                                        Previously
                                        Reported     Adjustment   As Restated
                                        ------------ ------------ ------------
Assets:
Current assets                          $   395,481  $  (391,727) $     3,754
Property, plant, and equipment              633,180     (626,231)       6,949
Other Assets - Investments & goodwill     9,610,517   (9,473,678)     136,839
                                        ------------ ------------ ------------
Total                                   $10,639,517 $(10,491,975) $   147,542
                                        ============ ============ ============
Liabilities and shareholders deficit:
Current liabilities                     $ 6,314,319  $(4,709,467) $ 1,604,852
Stockholders' equity (deficit)            4,324,859   (5,782,169)  (1,457,310)
                                        ------------ ------------ ------------
Total                                   $10,639,178 $(10,491,636) $   147,542
                                        ============ ============ ============



NOTE 3 - DESIGNATION OF PREFERRED STOCK

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

On April 7, 2005, M Power authorized 1,000,000 shares of class of Series C Convertible Preferred Stock, $0.01 par value, and convertible into common stock at a rate of four post-split Common Shares for one Series C Preferred Share. The Series C Preferred Shares carry no liquidation preference, and no dividend rate. The Series C preferred Shares were authorized specifically to acquire White Canyon, Inc. and Channel Access, inc. as discussed below.

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

During the six months ended June 30, 2005, M Power issued 15,036,045 post-split shares of its previously unissued common stock to various parties as consideration for services rendered at prices ranging from $0.96 to $0.32 per share (post-split) per share.

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

NOTE 5 - SIGNIFICANT EVENTS

Reverse Stock-Split
-------------------

On May 18, 2005, M Power effected a reverse stock-split of its common stock on a one share for two hundred shares basis (1:200). Following the reverse stock split, the total outstanding shares of common stock was reduced to 1,374,759 shares. All references to common stock activity within these consolidated financial statements have been retroactively restated to reflect the effect of this reverse stock-split.

Change of Corporate Name
------------------------

On May 10, 2005 M Power changed its name from GK Intelligent Systems, Inc. to M Power Entertainment,Inc.

NOTE 6 - SUBSEQUENT EVENTS

Rescission Agreement with Stellar Software
------------------------------------------

In July 2005, M Power's wholly-owned subsidiary, Stellar Software Network, elected to rescind its Acquisition Agreement with M Power. The common shares issued by M Power to the owners of Stellar Software were returned to M Power and cancelled.

Legal Proceedings
------------------

Subsequent to June 30, 2005, a lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against M Power, based on an alleged breach of contract. Damages have not been specified in the claim.
M Power filed a Counterclaim for Rescission to unwind the acquisition of TSG based of material misrepresentation of material facts and fraud. The Company anticipates a favorable outcome from these proceedings, and no additional liabilities have been accrued relating this lawsuit. The business operations of TSG are considered to have been discontinued as of June 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED June 30, 2004

We had no revenues for the three months ended June 30, 2005 or 2004.

We had operating expenses of $9,341,527 for the three months ended June 30, 2005 compared to $817,069 for the comparative period of 2004. The primary reason for this increase was primarily due to the issuance of common stock, stock options, and warrants to various consultants for services in connection with our acquisitions and financing efforts.

Our net loss was $ 9,364,215 during the three months ended June 30, 2005 compared to a loss of $860,578 incurred in the comparable period of 2004.

SIX MONTHS ENDED June 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED June 30,
2004

We had no revenues for the six months ended June 30, 2005 or 2004.

We had operating expenses of $9,965,156 for the six months ended June 30, 2005 compared to $1,307,038 for the comparative period of 2004. The increase of $8,658,118 was primarily due to the issuance of common stock, stock options, and warrants to various consultants for services in connection with our acquisitions and financing efforts.

Our net loss was $10,010,252 during the six months ended June 30, 2005 compared to a loss of $508,976 incurred in the comparable period of 2004. Our increased net loss was primarily the result of consulting fees in 2005 and a $848,969 gain on release of debt during the six months ended June 30, 2004, which was not duplicated during the six months ended June 30, 2005.

LIQUIDITY

During the six months ended June 30, 2005, we used cash in operations of $242,073 compared to using $407,482 in the comparative period of the prior year. This change resulted primarily from a reduction in operating expenses during the six months ended June 30, 2005. We had cash on hand of $3,754 as of June 30, 2005 compared to $151,404 cash as of June 30, 2004.

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

In May 2005, we issued 443,971 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In June 2005, we issued 462,000 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

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

10.80 Consulting Agreement between the Company and Alan Howarth, dated May 18, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

10.81 Purchase Agreement between the Company and Alan Howarth, Gordon Jones, Gary Kimmons, and Sheila Testa, dated May 25, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

10.82 Purchase Agreement between the Company and Sunil Nariani, dated May 31, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

10.83 Consulting Services Agreement between the Company and Ronald C. Rogers, dated July 13, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

10.84 Consulting Services Agreement between the Company and William R. Slaughter, dated July 13, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

10.85 Consulting Services Agreement between the Company and Mark Laisure, dated May 15, 2005 (filed with Form 10-QSB on August 22, 2005 and incorporated herein by reference)

31.1*  Certification Pursuant to Section 302 of the Sarbanses-Oxley Act of
       2002.

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