Form 10QSB/A
period 2005-09-30
M POWER ENTERTAINMENT INC.
filed 2006-05-15
CIK 1024095

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                __________________________________

                          FORM 10-QSB/A
                         Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             2602 Yorktown Place, Houston Texas 77056
        __________________________________________________
       (Address of principal executive offices) (Zip Code)

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

                              INDEX

                                                                      Page

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3
                  Condensed Consolidated Balance Sheets..............   3
                  Condensed Consolidated Statements of Operations....   4
                  Condensed Consolidated Statements of Cash Flows....   5
                  Notes to the Condensed Consolidated Financial
                   Statements........................................   6

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................   9

         Item 3.  Controls and Procedures ...........................  10

Part II. Other Information

         Item 1.  Legal Proceedings .................................  11

         Item 2.  Changes in Securities .............................  12

         Item 3.  Defaults Upon Senior Securities ...................  13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  13

         Item 5.  Other Information .................................  13

         Item 6.  Exhibits ..........................................  13

     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   M POWER ENTERTAINMENT, INC.
             (Formerly GK Intelligent Systems, Inc.)
                   Consolidated Balance Sheets
                           (Unaudited)

                       ASSETS

                                                  September 30, December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                    (Restated)

CURRENT ASSETS
  Cash                                            $     41,332  $     54,096
  Accounts receivable                                        -       183,104
  Other current assets                                   4,000         3,473
                                                  ------------- -------------
     Total Current Assets                               45,332       240,673
                                                  ------------- -------------
FIXED ASSETS, NET                                       10,026         9,964
                                                  ------------- -------------
OTHER ASSETS
  Goodwill                                                   -       136,839
                                                  ------------- -------------
     Total Other Assets                                      -       136,839
                                                  ------------- -------------
     TOTAL ASSETS                                 $     55,358  $    387,476
                                                  ============= =============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                $    138,157  $    257,548
  Accounts payable - related parties                         -         3,697
  Accrued expenses                                     847,525       777,634
  Accrued expenses - related parties                    95,929        65,681
  Notes payable                                        656,135       164,000
  Notes payable - related parties                      204,986       232,421
                                                  ------------- -------------
     Total Current Liabilities                       1,942,732     1,500,981
                                                  ------------- -------------
     TOTAL LIABILITIES                               1,942,732     1,500,981
                                                  ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value, 275,000,000
    shares authorized, 33,020,688 and 1,112,731
    shares issued and outstanding, respectively         33,021         1,113
  Additional paid-in capital                        59,574,553    46,811,939
  Stock subscriptions receivable                      (500,000)     (500,000)
  Accumulated deficit                              (60,994,948)  (47,426,557)
                                                  ------------- -------------
     Total Stockholders' Deficit                    (1,887,374)   (1,113,505)
                                                  ------------- -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $     55,358  $    387,476
                                                  ============= =============



                       M POWER ENTERTAINMENT, INC.
                 (Formerly GK Intelligent Systems, Inc.)
                  Consolidated Statements of Operations
                               (Unaudited)

                                    For the Three Months Ended   For the Nine Months Ended
                                          September 30,                 September 30,
                                        2005          2004           2005         2004
                                   ------------- -------------- -------------- -------------
                                    (Restated)                    (Restated)
OPERATING EXPENSES
  Depreciation and amortization    $        670  $         123  $       1,594  $        387
  Consulting fee                      3,300,275        468,745     13,116,429     1,321,635
  General and administrative             91,704          4,119        239,782        30,475
                                   ------------- -------------- -------------- -------------
     Total Expenses                   3,392,649        532,987     13,357,805     1,839,698
                                   ------------- -------------- -------------- -------------
LOSS FROM OPERATIONS                 (3,392,649)      (532,987)   (13,357,805)   (1,839,698)
                                   ------------- -------------- -------------- -------------
OTHER INCOME (EXPENSE)
  Gain on extinguishment of debt              -              -              -       871,090
  Gain on release of debt                     -         (4,177)             -       (26,298)
  Interest expense                      (28,651)       (17,148)       (73,747)      (68,055)
                                   ------------- -------------- -------------- -------------
    Total Other Income (Expense)        (28,651)       (21,325)       (73,747)      776,737
                                   ------------- -------------- -------------- -------------
LOSS FROM CONTINUING OPERATIONS      (3,421,300)      (554,312)   (13,431,552)   (1,062,961)

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                            (136,839)        36,316       (136,839)       36,316
                                   ------------- -------------- -------------- -------------
NET LOSS                           $ (3,558,139) $    (517,996) $  (13,568,391)$ (1,026,645)
                                   ============= ============== ============== =============
BASIC AND DILUTED LOSS PER SHARE
  Basic and diluted loss from
  continuing operations            $      (0.13) $       (0.10) $       (0.63) $      (0.34)

  Basic and diluted loss from
  discontinued operations                 (0.01)         (0.01)         (0.00)        (0.01)
                                   ------------- -------------- -------------- -------------
  Total Basic and Diluted
  Loss Per Share                   $      (0.14) $       (0.11) $       (0.63) $      (0.35)
                                   ============= ============== ============== =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              25,502,084      5,284,733     21,400,510     3,159,410
                                   ============= ============== ============== =============


                                    4



                       M POWER ENTERTAINMENT, INC.
                 (Formerly GK Intelligent Systems, Inc.)
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                              2005         2004
                                                          ------------- -------------
                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(13,568,391) $ (1,026,645)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Issuance of common stock, stock options, and
       warrants for services                                12,794,512       845,447
     Depreciation and amortization                               1,594           729
     Gain on release of debt                                         -      (871,090)
     Loss on extinguishment of debt                                  -        26,298
     Amortization of unearned compensation                           -       476,235
     Impairment of goodwill                                    136,839             -
     Change in assets and liabilities from
       discontinued operations                                       -       101,086
     Changes in:
       Accounts receivable                                     183,104        (8,360)
       Other current assets                                       (527)            -
       Accounts payable and accrued expenses                   (49,500)       30,695
       Accounts payable and accrued expenses
         - related party                                        26,551      (188,716)
                                                          ------------- -------------
     Net Cash Used by Operating Activities                    (475,818)     (614,321)
                                                          ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                      (3,746)       (9,581)
  Proceeds from the sale of fixed assets                         2,090             -
                                                          ------------- -------------
     Net Cash Used In Investing Activities                      (1,646)       (9,581)
                                                          ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                  492,135        40,000
  Proceeds from notes payable - related party                        -       154,614
  Payments on notes payable - related party                    (27,435)            -
  Common stock issued for cash                                       -       514,998
  Proceeds from stock subscriptions receivable                       -        10,000
  Purchase of cash in acquisitions                                   -       105,085
                                                          ------------- -------------
     Net Cash Provided by Financing Activities                 464,700       824,697
                                                          ------------- -------------
NET (DECREASE) INCREASE IN CASH                                (12,764)      200,795

CASH AT BEGINNING OF PERIOD                                     54,096            97
                                                          ------------- -------------
CASH AT END OF PERIOD                                     $     41,332  $    200,892
                                                          ============= =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
  Income taxes                                            $          -  $          -
  Interest                                                $          -  $          -

Schedule of Non-Cash Investing and Financing Activities:
  Common stock issued for debt                            $          -  $    271,145


                                    5




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

Our financial statements for the three and nine month periods ended September 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the re-characterization of the common shares issued for M Power Futures, Inc.as of and for the three and nine month periods ended September 30, 2005 is reflected in the following schedule

                                                 Three Months Ended
                                                 September 30, 2005
                                     ----------------------------------------
                                     As
                                     Previously
                                     Reported      Adjustment    As Restated
                                     ------------- ------------- -------------
Operating expenses                   $ 13,672,119  $(10,279,470) $  3,392,649
                                     ------------- ------------- -------------
Loss from operations                  (13,672,119)   10,279,470   (3,392,649)

Non operating income (expense)
Interest expense                          (22,993)       (5,658)     (28,651)
                                     ------------- ------------- -------------
Net loss before discontinued
 operations                           (13,695,112)   10,273,812   (3,421,300)

Loss from discontinued operations               -      (136,839)    (136,839)
                                     ------------- ------------- -------------
Net loss attributable
 to common shareholders              $(13,695,112) $ 10,136,973  $(3,558,139)
                                     ============= ==========================

Basic and diluted income (loss) per share:
Basic loss per share from
 continuing operations               $      (0.51) $       0.38  $     (0.13)
Basic loss per share from
 discontinued operations                    (0.00)        (0.01)       (0.01)
                                     ------------- ------------- ------------
Basic and diluted net loss per share $      (0.51) $       0.37  $     (0.14)
                                     ============= ============= ============
Shares outstanding                     27,079,007   (1,576,923)   25,502,084
                                     ============= ============= ============
Diluted shares outstanding             27,079,007   (1,576,923)   25,502,084
                                     ============= ============= ============

                                                 Nine Months Ended
                                                 September 30, 2005
                                     ----------------------------------------
                                     As
                                     Previously
                                     Reported      Adjustment    As Restated
                                     ------------- ------------- -------------
Operating expenses                   $ 15,072,381  $ (1,714,576) $ 13,357,805
                                     ------------- ------------- -------------

Loss from operations                  (15,072,381)    1,714,576  (13,357,805)

Non operating income (expense)
Interest expense                          (56,774)      (16,973)     (73,747)
                                     ------------- ------------- ------------
Net loss before discontinued
 operations                           (15,126,155)    1,694,603  (13,431,552)

Discontinued operations                   (37,949)      (98,890)    (136,839)
                                     ------------- ------------- ------------
Net loss attributable
 to common shareholders              $(15,167,104) $  1,598,713 $(13,568,391)
                                     ============= ==========================
Basic and diluted income (loss) per share:
Basic loss per share from
 continuing operations               $      (1.26) $       0.63  $     (0.63)
Basic loss per share from
 discontinued operations                    (0.00) $       0.00        (0.00)
                                     ------------- ------------- ------------
Basic and diluted net loss per share $      (1.26) $       0.63  $     (0.63)
                                     ============= ============= ============
Shares outstanding                     12,006,149     9,394,361   21,400,510
                                     ============= ============= ============
Diluted shares outstanding             12,006,149     9,394,361   21,400,510
                                     ============= ============= ============


Balance Sheet Impact

In addition to the effects on our consolidated statement of operations discussed above, the restatement impacted our consolidated balance sheet as of September 30, 2005. The following table sets forth the effects of the restatement adjustments on our consolidated balance sheet as of September 30, 2005:

                                                       As of
                                                 September 30, 2005
                                     ----------------------------------------
                                     As
                                     Previously
                                     Reported      Adjustment    As Restated
                                     ------------- ------------- -------------
Assets:
Current assets                       $     51,332  $     (6,000) $     45,332
Property, plant, and equipment             10,026             -        10,026
Other Assets - Investments & goodwill           -             -             -
                                     ------------- ------------- -------------
Total                                $     61,358  $     (6,000) $     55,358
                                     ============= ============= =============

Liabilities and shareholders deficit:
Current liabilities                  $  1,961,868  $    (19,136) $  1,942,732
Stockholders' equity (deficit)         (1,900,510)       13,136    (1,887,374)
                                     ------------- ------------- -------------
Total                                $     61,358  $     (6,000) $     55,358
                                     ============= ============= =============


NOTE 3 - COMMON STOCK ACTIVITY

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

During the nine months ended September 30, 2005, M Power issued 16,561,958 post-split shares various parties as consideration for services rendered at prices ranging from $0.07 to $0.66 per share (post-split. In addition, M Power cancelled 40,126 shares pertaining to services provided by Sunil Nariani, the president of Stellar Software, Inc. to cancel this acquisition
transaction as more fully described in Note 4   Significant Events.

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


NOTE 4 - SIGNIFICANT EVENTS

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


Rescission of Agreement with Stellar Software
---------------------------------------------

In July 2005, M Power's wholly-owned subsidiary, Stellar Software Network, elected to rescind its Acquisition Agreement with M Power. The common shares issued by M Power to the owners of Stellar Software were returned to M Power and cancelled. The results of Stellar's operations for the nine months ended September 30, 2005 are included in these financial statements as discontinued operations. The goodwill originally recorded in relation to the acquisition of Stellar was fully impaired at September 30, 2005.

Legal Proceedings
-----------------

During the third quarter of 2005, a lawsuit was filed by Julie Maranto, the former owner of Ascendant TSG, Inc. ("TSG") against M Power, based on an alleged breach of contract. Damages have not been specified in the claim.
M Power filed a Counterclaim for Rescission to unwind the acquisition of TSG based of material misrepresentation of material facts and fraud. M Power anticipates a favorable outcome from these proceedings, and no additional liabilities have been accrued relating this lawsuit. The business operations of the TSG subsidiary are considered to have been discontinued as of June 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

We had no revenues three months ended September 30, 2005 or 2004. The Company earned and reported revenues during the third quarter of 2004.

We had operating expenses of $3,392,649 for the three months September 30, 2005 compared to $532,987 for the comparative period of 2004. The primary reason for this increase was that the Company incurred consulting fees totaling $2,257,225 during the quarter, resulting from various issuances of common stock to consultants for services rendered as well as attempted acquisition and financing efforts.

Our net loss was $3,558,139 during the three months ended September 30, 2005 compared to a loss of $517,996 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of our attempted efforts to acquire operating companies and the related cost of the consultants we hired to attempt these acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

We had no revenues for the nine months ended September 30, 2005 or 2004.

We had operating expenses of $13,357,805 for the nine months ended September 30, 2005 compared to $1,839,698 for the comparative period of 2004. The company incurred consulting fees totaling $12,073,379 during the nine months ended September 30, 2005, as compared to $1,321,635 incurred in the comparable period of 2004 as a result of the various issuances of common stock to consultants.

Our net loss was $13,568,391 during the nine months ended September 30, 2005 compared to a loss of $1,026,645 incurred in the comparable period of 2004. Our increased net loss was the primarily the result of consulting expenses.

LIQUIDITY

During the nine months ended September 30, 2005, we used cash in our operating activities of $475,818 compared to using $614,321 in the comparative period of the prior year. This change resulted primarily from cash operating expenses. We had cash on hand of $41,332 as of September 30, 2005 compared to $200,892 cash as of September 30, 2004. Our most significant cash inflows during the period resulted from the receipt of $492,135 in the form of loans from both related and unrelated parties.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities
---------------------------------------

In July of 2005, we issued 6,080,625 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In August of 2005, we issued 5,233,000 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

In September of 2005, we issued 5,248,333 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

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

None

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

31,2** Certification of Chief Financial Officer Pursuant to Section 302 of the
       Sarbanses-Oxley Act of 2002.

32.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                M POWER ENTERTAINMENT, INC. AND SUBSIDIARIES
                               (FKA GK INTELLIGENT SYSTEMS, INC.)

                                 /S/ Gary F. Kimmons
Dated: May 15, 2006         By___________________________________________
                                Gary F. Kimmons
                                President, Chief Executive Office and
                                Chief Financial Officer