Form 10QSB
period 2006-03-31
M POWER ENTERTAINMENT INC.
filed 2006-05-17
CIK 1024095

=============================================================================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           Form 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                   M Power Entertainment, Inc.
          (Name of small business issuer in its charter)

                             Delaware
                 (State or other jurisdiction of
                  incorporation or organization)

                            76-0513297
                         (I.R.S. Employer
                       Identification No.)

                       2602 Yorktown Place
                       Houston, Texas 77056
             (Address of principal executive office)

                          (212)731-2310
                   (Issuer's telephone number)



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

As of March 31, 2006, there were 52,997,688 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).     Yes [ ]  No [X]


==============================================================================

                   M POWER ENTERTAINMENT, INC.
                           FORM 10-QSB
               FOR THE QUARTER ENDED MARCH 31, 2006



                              INDEX

                                                                PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets
          as of March 31, 2006 and December 31, 2005               3

          Consolidated Statements of Expenses
          for the Three Months Ended March 31, 2006 and 2005       4

          Consolidated Statements of Cash Flow
          for the Three Months Ended March 31, 2006 and 2005       5

          Notes to Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   7

     Item 3. Controls and Procedures                               9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                     9

     Item 2. Changes in Securities and Use of Proceeds            10

     Item 3. Defaults Upon Senior Securities                      11

     Item 4. Submission of Matters to a Vote of Security Holders  11

     Item 5. Other Information                                    11

     Item 6. Exhibits                                             11

SIGNATURES                                                        15

CERTIFICATIONS                                                    16

                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                   M POWER ENTERTAINMENT, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                   March 31,   December 31,
                                                     2006          2005
                                                ------------- -------------
                ASSETS

CURRENT ASSETS
   Cash                                         $        644  $     75,928

OTHER ASSETS
   Deposits                                            4,000         4,000
   Fixed Assets, net of accumulated
    depreciation of $689 and $550, respectively        4,860         4,999
                                                ------------- -------------
   TOTAL ASSETS                                 $      9,504  $     84,927
                                                ============= =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                     $    285,564  $    189,692
   Accounts payable - related parties                 20,000        19,306
   Accrued expenses                                  891,503       899,964
   Accrued expenses - related parties                 17,249        16,649
   Notes payable                                     107,000       107,000
   Notes payable - related parties                         -             -
                                                ------------- -------------
   Total current liabilities                       1,321,316     1,232,611
                                                ------------- -------------
COMMITMENTS AND CONTINGENCIES                              -             -

STOCKHOLDERS' DEFICIT
   Series D preferred stock, $0.001 par
     value per share; 1,000 shares authorized;
     1,000 and 0 shares issued at March 31,
     2006 and December 31, 2005, respectively              1             -

   Common stock, $0.001 par value per share;
     275,000,000 shares authorized; 52,997,688
     and 42,657,688 shares issued and outstanding
     at March 31, 2006 and December 31, 2005,
     respectively                                     52,998        42,658
   Additional paid-in capital                     61,274,096    60,093,751
   Accumulated deficit                           (62,638,907)  (61,284,093)
                                                ------------- -------------
   Total stockholders' deficit                    (1,311,812)   (1,147,684)
                                                ------------- -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $      9,504  $     84,927
                                                ============= =============

                   M POWER ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF EXPENSES
                           (Unaudited)

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                     2006          2005
                                                 ------------- -------------
OPERATING EXPENSES
   Depreciation and amortization expense         $        139  $        462
   Compensation expense                               762,977             -
   Payroll expenses                                         -        63,500
   Professional fees                                  510,883       526,293
   General and administrative                          66,615        33,374
                                                 ------------- -------------
LOSS FROM OPERATIONS                               (1,340,614)     (623,629)
                                                 ------------- -------------
 Interest expense and loan discount fees              (14,201)      (22,408)
                                                 ------------- -------------

NET LOSS                                         $ (1,354,815) $   (646,037)
                                                 ============= =============
NET LOSS PER SHARE - Basic and Diluted           $       (.03) $      (0.51)
                                                 ============= =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      49,668,101     1,262,720
                                                 ============= =============

                   M POWER ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2006         2005
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $ (1,354,815) $   (646,037)
   Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization expense                 139           462
     Common stock and warrants issued for services   1,190,687       386,765
   Changes in operating assets and liabilities
     Accounts receivable                                     -       183,104
     Other assets                                            -         3,473
     Accounts payable and accrued expenses              87,411       (46,125)
     Accounts payable and accrued expenses
       - related party                                   1,294         6,669
                                                  ------------- -------------
       Net cash used in operating activities           (75,284)     (111,689)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Disposition of fixed assets                                -         2,091
                                                  ------------- -------------
       Net cash provided by investing activities             -         2,091
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable                                -       143,000
  Repayments of notes payable - related party                -       (52,460)
                                                  ------------- -------------
       Net cash provided by financing activities             -        90,540
                                                  ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (75,284)      (19,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          75,928        54,096
                                                  ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $        644  $     35,038
                                                  ============= =============
Supplemental Information
  Interest paid                                   $          -  $          -
  Income taxes paid                               $          -  $          -

                   M Power Entertainment, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2006
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of M Power Entertainment, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in M Power's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

NOTE 2 - PREFERRED STOCK

On January 20, 2006, M Power authorized and issued One Thousand (1,000) shares of Series D Preferred Stock to CEO Gary Kimmons. These shares have the same dividend rights as the common stock of M Power and gives Mr. Kimmons the right to vote on all shareholder matters equal to fifty-one (51%) percent of the total vote. These shares of stock were issued for services and are valued at $762,976.

NOTE 3 - COMMON STOCK

During first quarter of 2006, M Power issued 10,340,000 shares of common stock in payment for services valued at $427,710 to various consultants. The issuance had been previously authorized by the Board of Directors.

NOTE 4 - SUBSEQUENT EVENTS

On April 18, 2006, M Power completed a financing agreement for up to $2,000,000 with private investors. M Power received the first of three traunches of the funding which are expected to be completed over the course of the next several months. The first traunch of funding was in the amount of $700,000. M Power will be issuing to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of April 18, 2009, as these traunches are received. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10. M Power is in the process of evaluating the instruments under SFAS 133 and EITF 00-19 for consideration of derivative accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis compares our results of operations for the three months ended March 31, 2006 to the same period in 2005. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2005.

    CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2005 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview
--------

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

Twelve Month Plan of Operations - M Power
-----------------------------------------

During the next 12 months, we will direct our resources to the development of the Doorways web portal. In order to achieve this goal, we will divest ourselves of any subsidiaries or other corporate relationships that do not directly support or complement the Doorways portal strategy and its development. We will enter into strategic alliances, form joint ventures and/or acquire interests in companies whose products and services integrate into the Doorways portal as technical, design, and audio/visual content components, assist storefront customers to design and implement their Doorways presences, and provide us with revenue contributions.

As the transition to the Doorways business model proceeds, we will raise 3 kinds of capital: 1) working capital to pay for professional services, evaluations, audits, and other normal corporate expenses and to provide accounting, reporting, capital access and other administrative efficiencies to the subsidiaries, joint ventures, and strategic alliances 2) acquisition and growth capital to acquire or form and grow subsidiaries, joint ventures and strategic alliances that fit Doorways' requirements, and 3) development capital for the Doorways portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make Doorways cohesive, friendly, and informative. If the plan as outlined is achieved within 12 months, we will have raised approximately $2 million for working capital, $500,000 for technology demonstration prototype creation, and $20 million for technology development. Acquisitions, joint ventures, and strategic alliances are anticipated to require approximately $30 million of investment capital.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

Management's Discussion and Analysis
------------------------------------

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

It is our intention to pursue a strategy focusing on the company's expertise in software technology development and its existing intellectual property. Pursuant to this objective, M Power Entertainment is developing technology to support the creation of a lifestyle information/entertainment portal named "Doorways" designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community. "Doorways" could offer a wide range of businesses a unique opportunity to present their products and services to a broader market. The "storefronts" they establish on "Doorways" will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need. This will give our business clients a chance to build clientele and strengthen their brand by engaging consumers through service and support. In doing so, our sponsoring companies will have a new way to not only retain current customers, but also reach potential new customers, close the sale, and build a long-standing relationship.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

There were no revenues for March 31, 2006 or 2005.

We had operating expenses of $1,354,815 during the quarter ending March 31, 2006 compared to $623,629 for the comparative quarter of 2005, which resulted in an increase in operating expenses of $731,186.

There was interest expense of $14,201 during the three months ended March 31, 2006 as compared to $22,408 for the quarter ended March 31, 2005. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The decrease in interest expense was the result of us negotiating settlements to release portions of our debts.

Our net loss was $1,354,815 during the three months ended March 31, 2006 compared to a net loss of $646,037, incurred in the first three months of 2005.

Liquidity
---------

During the three months ended March 31, 2006, we used cash of $75,284 in our operations compared to using $ 111,689 in the comparative quarter of 2005. We had cash on hand of $ 644 as of March 31, 2006 and $ 35,038 at March 31, 2005.


Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. . Based upon the foregoing, our Chief Executive Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its work on the interim period ended March 31, 2006, Malone & Bailey, PC identified deficiencies in our disclosure controls related to the failure to record the value of preferred stock issued for services and disclosure controls relating to such transactions.. The adjustments to these accounts and the footnote disclosure deficiencies were detected and have been appropriately recorded and disclosed in the Form 10-QSB. We are in the process of improving our disclosure controls by training our new bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our disclosure control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our disclosure controls and procedures are adequate and effective.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the three months ending March 31, 2006 and there were no such control actions taken during the three months ending March 31, 2006.

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

11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, and tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We defended the lawsuit, denied breach of the alleged lease agreement and further defended the claim for past due rents under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was tried on May 12, 2005. The Court ruled in our favor in the 11500 Northwest, LP case stating that the statute of limitations did apply in this case and a Take Nothing Judgment has been signed by the Court on January 18, 2006. 11500 Northwest, LP filed a Motion for a New Trial on February 3, 2006. The Motion for New Trial was not granted and became overruled as a matter of law after seventy five days. The required Notice of Appeal to invoke appellate jurisdiction was not filed by 11500 Northwest, LP on or before April 18, 2006 and therefore this case is now final.

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

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. Based on preliminary discovery, we believe that a favorable outcome of this case for GKI, now M Power, will be reached. The Maranto case has been settled through mediation and settlement documents have been executed.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.


Item 2. Changes in Securities.

Preferred Shares Issued
-----------------------

On January 20, 2006 the Board of Directors unanimously adopted a resolution providing for the issuance of a series of One Thousand (1,000) shares of Series D Preferred Stock to Gary Kimmons. These shares have the same dividend rights as the common stock of the company and gives Mr. Kimmons the right to vote on all shareholder matters equal to fifty-one (51%) percent of the total vote. These shares were issued for services and were valued at $762,976.

Recent Sales of Unregistered Securities
---------------------------------------

In the three months ended March 31, 2006, we issued 10,340,000 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults Upon Senior Securities.


None.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the first quarter of our fiscal year.


Item 5. Subsequent Events

On April 18, 2006, M Power completed a financing agreement for up to $2,000,000 with private investors. M Power received the first of three traunches of the funding which are expected to be completed over the course of the next several months. The first traunch of funding was in the amount of $700,000. M Power will be issuing to the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of April 18, 2009, as these traunches are received. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10. M Power is in the process of evaluating the instruments under SFAS 133 and EITF 00-19 for consideration of derivative accounting.


Item 6.  Exhibits

List of Exhiits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

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

4.5   Certificate of Designation of Series of Preferred Stock (included as
      Exhibit 3.1 to Form 8-K filed January 25, 2006 and incorporated herein by reference)

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

10.30 Agency Agreement between the Company and Steven Reuther, dated December 13, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.30 and incorporated herein by reference)

10.31 Repurchase Agreement between the Company and Steven Reuther and Samuel Mauro, dated March 10, 2006. (Filed Herewith)

10.32 Callable Secured Note between the Company and AJW Partners LLC., dated April 18,2006. (Filed Herewith)

10.33 Callable Secured Note between the Company and AJW Offshore LTD., dated April 18,2006. (Filed Herewith)

10.34 Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated April 18, 2006 (Filed Herewith)

10.35 Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.36 Stock Purchase Warrant between the Company and AJW Partners LLC., dated April 18, 2006. (Filed Herewith)

10.37 Stock Purchase Warrant between the Company and AJW Offshore LTD., dated April 18, 2006. (Filed Herewith)

10.38 Stock Purchase Warrant between the Company and AJW Qualified Partners, LLC., dated April 18, 2006. (Filed Herewith)

10.39 Stock Purchase Warrant between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.40 Security Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.41 Intellectual Property Security Agreement between the Company and
      AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.42 Registration Rights Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.43 Securities Purchase Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed Herewith)

10.44 Stock Purchase Warrant between the Company and E-Lionheart Associates, LLC/ DBA Fairhills Capital dated April 18, 2006. (Filed Herewith)

10.45 Structuring Agreement between the Company and Lionheart Associates, LLC/ DBA Fairhills Capital dated March 6, 2006. (Filed Herewith)

10.46 Consulting Agreement between the Company and Lisa Fincher dated January 11, 2006. (Filed Herewith)

10.47 Consulting Agreement between the Company and D. Scott Elliott dated January 11, 2006. (Filed Herewith)

21.1 List of Subsidiaries (Filed Form 10-KSB/A1 on April 21, 2006 and incorporated herein by reference)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)






Dated: May 16, 2006             /s/ Gary F. Kimmons
                             By____________________________________
                                Gary F. Kimmons
                                President, Chief Executive Office and
                                Chief Financial Officer