Form 10QSB
period 2006-06-30
M POWER ENTERTAINMENT INC.
filed 2006-08-21
CIK 1024095

==========================================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           Form 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended June 30, 2006

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

                           832-284-4276
                   (Issuer's telephone number)



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

As of June 30, 2006, there were 58,506,458 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).     Yes [ ]  No [X]


==============================================================================

                   M POWER ENTERTAINMENT, INC.
                           FORM 10-QSB
               FOR THE QUARTER ENDED JUNE 30, 2006



                              INDEX

                                                                   PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        as of June 30, 2006 and December 31, 2005                      3

        Consolidated Statements of Expenses
        for the Three and Six Months Ended June 30, 2006 and 2005      4

        Consolidated Statements of Cash Flow
        for the Six Months Ended June 30, 2006 and 2005                5

        Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9

Item 3. Controls and Procedures                                       12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             13

Item 2. Changes in Securities and Use of Proceeds                     14

Item 3. Defaults Upon Senior Securities                               14

Item 4. Submission of Matters to a Vote of Security Holders           14

Item 5. Other Information                                            15

Item 6. Exhibits                                                      15

SIGNATURES                                                            19

CERTIFICATIONS                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   M POWER ENTERTAINMENT, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                   June 30,     December 31,
                                                     2006          2005
                                                ------------- -------------
                ASSETS

CURRENT ASSETS
   Cash                                         $    474,318  $     75,928
   Deferred Financing Costs - Current                 23,953           -

OTHER ASSETS
   Deferred Financing Costs   Non-current            363,691           -
   Deposits                                            8,475         4,000
   Fixed Assets, net of accumulated
    depreciation of $828 and $550, respectively        4,721         4,999
                                                ------------- -------------
   TOTAL ASSETS                                 $    875,158  $     84,927
                                                ============= =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                        $  151,577   $   189,692
   Accounts payable - related parties                                19,306
   Accrued expenses                                   752,576       899,964
   Accrued expenses - related parties                       -        16,649
   Notes Payable                                      193,828       107,000
   Convertible debentures 6%, net of discount
        of $1,257,763                                  42,237             -
   Convertible debenture derivative liability       2,840,008             -
                                                 ------------- -------------
   Total current liabilities                        3,980,226     1,232,611
                                                 ------------- -------------
COMMITMENTS AND CONTINGENCIES                              -             -

STOCKHOLDERS' DEFICIT
   Series D preferred stock, $0.001 par
     value per share; 1,000 shares authorized;
     1,000 and 0 shares issued, respectively               1             -
   Common stock, $0.001 par value per share;
     1,000,000,000 shares authorized; 58,506,458
     and 42,657,688 shares issued and outstanding,
     respectively                                     58,507        42,658
   Additional paid-in capital                     61,338,692    60,093,751
   Accumulated deficit                           (64,502,268)  (61,284,093)
                                                ------------- -------------
   Total stockholders' deficit                    (3,105,068)   (1,147,684)
                                                ------------- -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    875,158  $     84,927
                                                ============= =============






                       M POWER ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENTS OF EXPENSES
                               (Unaudited)

                                       For the Three Months Ended   For the Six Months Ended
                                               June 30,                    June 30,
                                      --------------------------- ---------------------------
                                           2006           2005         2006          2005
                                      ------------- ------------- ------------- -------------
OPERATING EXPENSES
  Depreciation and amortization       $        139  $        462  $        277  $        924
  Compensation expense                     133,800             -       896,776             -
  Professional fees                        129,096     9,289,861       639,979     9,816,154
  General and administrative               223,195        51,204       289,735       148,078
                                      ------------- ------------- ------------- -------------
LOSS FROM OPERATIONS                      (486,230)   (9,341,527)   (1,826,767)   (9,965,156)
                                      ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)
  Interest expense and loan
    discount fee                           (74,911)      (22,688)      (89,188)      (45,096)
  Gain/(Loss)on derivative liability    (1,380,254)            -    (1,380,254)            -
  Gain on extinguishment of debt            78,034             -        78,034             -
                                      ------------- ------------- ------------- -------------
      Total other income (expenses)     (1,377,131)            -    (1,391,408)            -
                                      ------------- ------------- ------------- -------------

NET LOSS                              $ (1,863,361) $ (9,364,215) $ (3,218,175) $(10,010,252)
                                      ============= ============= ============= =============
TOTAL BASIC AND DILUTED NET
 LOSS PER SHARE                       $      (0.03) $      (1.38) $      (0.06) $      (2.43)
                                      ============= ============= ============= =============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING            53,725,202     6,765,305    53,725,202     4,119,983
                                      ============= ============= ============= =============













                   M POWER ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited)

                                                     Six Months Ended June 30,
                                                   ---------------------------
                                                         2006         2005
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (3,218,175) $(10,010,252)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization expense                   277           924
    Common stock and warrants issued for services     1,260,791     9,799,024
    Gain (Loss) Derivative Liability                  1,230,701             -
    Gain on forgiveness of debt                         (78,034)            -
    Changes in operating assets and liabilities
       Other assets                                     (23,953)            -
       Accounts payable and accrued expenses            (56,568)      (48,854)
       Accounts payable and accrued expenses
       - related party                                  (16,649)       17,085
                                                   ------------- -------------
       Net cash used in operating activities           (901,610)     (242,073)
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of fixed assets                                        -         2,091
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable                         1,300,000       207,000
  Repayments of notes payable - related party                 -       (17,360)
                                                   ------------- -------------
       Net cash provided by financing activities      1,300,000       189,640
                                                   ------------- -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS               398,390       (50,342)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           75,928        54,096
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    474,318  $      3,754
                                                   ============= =============

Supplemental Information
  Interest paid                                    $          -  $          -
  Income taxes paid                                $          -  $          -
Investing activities
  Increase in deferred financing costs                  387,644
Financing activities
  Discount on convertible debt                       (1,300,000)
  Increase in derivative liabilities                  3,076,253

                   M Power Entertainment, Inc.
            Notes to Consolidated Financial Statements
                          June 30, 2006
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of M Power Entertainment, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in M Power's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

NOTE 2   GOING CONCERN

M Power has incurred losses totaling $64,502,268 through June 30, 2006, and had negative working capital at June 30, 2006. Because of these conditions, M Power will require additional working capital to continue operations and develop the business. M Power intends to raise additional working capital through continued financing arrangements with its current debenture holders, private placements and public offerings.

There are no assurances that M Power will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through the methods mentioned above necessary to support its working capital requirements. There are no assurances that the additional financing will be available and if it is not, then M Power may not continue its operations or execute its business plan.

These conditions raise substantial doubt about M Power's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should M Power be unable to continue as a going concern.

NOTE 3- CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On April 18, 2006, M Power completed a financing agreement for up to $2,000,000 with private investors. On April 18, 2006 and May 23, 2006, M Power received the first two of three traunches of the funding in the amounts of $700,000 and $600,000, respectively. M Power issued the Investors secured convertible debentures totaling $1,300,000 with a 6% interest rate and a maturity date of April 18, 2009 and May 23, 2009, respectively. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10.

M Power evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,". M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in M Power being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of M Power's control, this results in the these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

SFAS 133 and EITF 00-19 requires both embedded and freestanding derivatives to be carried on M Power's balance sheet as a liability at their fair values with changes in fair value from period to period be accounted for in the statement of expenses as a gain or loss on derivatives. Both the embedded conversion option derivative and the warrants were valued using the Black Scholes option pricing model. The combined fair value of the embedded and the freestanding derivatives resulted in an initial discount on the convertible debenture to be recorded at inception and amortized over the maturity of the convertible debentures using the effective interest method. Interest expense of $42,237 and amortization of $12,820 was recorded during the quarter ended June 30, 2006 relating to the amortization of the discount recorded at inception and the financing charges which were deferred at inception.

The carrying value of the note at June 30, 2006 was determined as follows:

            Face value of note                             $  1,300,000
            Less: discount for fair value of derivatives     (1,300,000)
            Add: amortization of discount                        42,237
                                                           -------------
            Carrying value at June 30, 2006                $     42,237
                                                           =============

The fair values and changes in the derivative liabilities are as follows:

                                         Inception   June 30     Gain(Loss)
                                         ----------- ----------- ------------
      Embedded derivative                $ 2,884,622 $ 2,765,009 $   119,613
      Freestanding derivative                191,631      74,999     116,632
      Fair value of derivatives in excess
        of proceeds at inception                   -           -  (1,616,499)
                                         ----------- ----------- ------------
        Totals                           $ 3,076,253 $ 2,840,008 $ 1,380,254
                                         =========== =========== ============

The warrants were valued using the Black Sholes pricing model. The variables used in the valuation of these warrants were as follows:

      Volatility              221%
      Discount rate          4.88%
      Term in years          3 yrs
      Grant date         April 18, 2006
      Exercise price        $0.1000
      Stock price           $0.0115

M Power also issued warrants for the purchase of 16,666,667 common shares to the financing agent in connection with their services related to securing the financing agreement. These warrants were also valued using the Black Sholes pricing model. The variables used in the valuation of these warrants were as follows:

      Volatility             299%
      Discount rate         4.88%
      Term in years         7 yrs
      Grant date        April 18, 2006
      Exercise price       $0.1000
      Stock price          $0.0115

NOTE 4- DEFERRED FINANCING COSTS

M Power deferred the cost of the warrants issued to the financing agent for services related to originating the debt in connection with the above reference financing agreement as well as the cost of a life insurance policy issued on the life of Gary Kimmons, President and CEO, as a deferred financing cost. The deferred financing costs amounted to $411,630 at the date of the financing and are being amortized using the effective interest method at 6% over the life of the financing agreement of three years. Amortization of financing costs from the date of the financing agreement until June 30, 2006 amounted to $23,986. Deferred financing costs as of June 30, 2006 are reflected in the balance sheet as follows:

                             DESCRIPTION                    AMOUNT
         --------------------------------------------     ------------
         Deferred financing cost - current                $    23,953
         Deferred financing cost   non-current                363,691
                                                          ------------
         Total                                            $   387,644
                                                          ============

The current portion represents the amount of the deferred financing costs which will be amortized over the next twelve months using the effective interest method.


NOTE 5- PREFERRED STOCK

On January 20, 2006, M Power authorized and issued 1,000 shares of Series D Preferred Stock to CEO Gary Kimmons. These shares have the same dividend rights as the common stock of M Power and gives Mr. Kimmons the right to vote on all shareholder matters equal to fifty-one (51%) percent of the total vote. These shares of stock were issued for services and are valued at $762,976.

NOTE 6- COMMON STOCK

During the first quarter of 2006, M Power issued 10,340,000 shares of common stock in payment for services valued at $427,710 to various consultants. During the second quarter of 2006, M Power issued 5,508,770 shares of common stock in payment for services valued at $70,105.

NOTE 7- SUBSEQUENT EVENTS

In July, 2006, 1,000,000 shares of common stock were issued for consulting services rendered to the company. Also, in July, 2006, 1,508,770 shares of common stock were returned to the company and the shares were cancelled. These securities were registered under Regulation S-8. The shares were originally issued to a n M Power employee in April 2006 and treated as shares issued for compensation.

On August 7, 2006, M Power received $700,000 for the final secured convertible debentures with a 6% interest rate and a maturity date of August 6, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10. On August 4, 2006, M Power's Registration Statement became effective which occurred within the one hundred and twenty day period referenced in item
(ii) of this paragraph. M Power has determined the conversion option is and embedded derivative and the warrants are freestanding derivatives under SFAS 133 and EITF 00-19.

On August 7, 2006, investors exercised their conversion rights for 350,000 shares of M Power's common stock, par value $.001, at the conversion price of $.0024 which reduced the convertible debentures by $840.

NOTE 8- GAIN ON EXTINGUISHMENT OF DEBT

M Power has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding for some time. M Power's policy is to write off debts as they become unenforceable, generally within four years of a written agreement. The Consolidated Statement of Expenses for the six month period ended June 30, 2006 includes gain on extinguishment of debt in the amount of $78,034 related to such indebtedness which M Power has concluded is probably unenforceable based upon advise of legal counsel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis compares our results of operations for the three months ended June 30, 2006 to the same period in 2005, and for the six months ended June 30, 2006 to the same period in 2005. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2005.

    CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by,followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2005 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

Overview
---------

On April 18, 2006, M Power completed a financing agreement for up to $2,000,000 with private investors. M Power has received two of the three traunches of the funding which will be completed during August 2006. The first and second traunche of funding were in the amount of $700,000 and $600,000 respectively. M Power has issued to the Investors secured convertible debentures totaling $1,300,000 with a 6% interest rate and a maturity date of April 18, 2009 and May 23, 2009, respectively. As the third traunche is received in August, 2006, M Power will be issuing to the Investors secured convertible debentures totaling $700,000 with a 6% interest rate and a maturity date of August 6, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10.

M Power accounts for the Convertible Debentures using SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," which states that at the balance sheet date, the embedded conversion option and warrants be re-valued at their fair value. This resulted in an initial discount on the convertible debenture to be recorded at inception and amortized over the maturity of the convertible debentures. The face amount of each debenture at June 30, 2006 was $1,300,000 with an unamortized discount of $1,257,763. The derivative liability recorded at June 30, 2006 was $2,840,008 with the change in fair market value being recorded as an unrealized gain or (loss) on warrrants marked-to-market on the Company's statement of operations. During the quarter ended June 30, 2006, the gain or (loss) of derivative liability reported in the statement of operations was $119,586. Interest expense of $42,237 and amortization of $12,820 was recorded during the quarter ended June 30, 2006 relating to the amortization of the discount recorded at inception and the financing charges which were deferred at inception.

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

As the transition to the Doorways business model proceeds, we will raise 3 types of capital: 1) working capital to pay for professional services, evaluations, audits, and other normal corporate expenses and to provide accounting, reporting, capital access and other administrative efficiencies to the subsidiaries, joint ventures, and strategic alliances 2) acquisition and growth capital to acquire or form and grow subsidiaries, joint ventures and strategic alliances that fit Doorways' requirements, and 3) development capital for the Doorways portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make Doorways cohesive, friendly, and informative. If the plan as outlined is achieved within 12 months, we will have raised approximately $2 million for working capital, $500,000 for technology demonstration prototype creation, and $20 million for technology development. Acquisitions, joint ventures, and strategic alliances are anticipated to require approximately $30 million of investment capital.

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

Management's Discussion and Analysis
------------------------------------

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Form 10-QSB. All information presented herein is based on our fiscal calendar.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

There were no revenues for the three months ended June 30, 2006 or 2005.

We had operating expenses of $486,230 for the three months ended June 30,2006 compared to $9,341,527 for the comparative period of 2005. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services.

We had interest expense of $74,911 during the three months ended June 30,2006 as compared to $22,688 for the comparative period of 2005. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures on April 18,2006.

Our net loss was $1,863,361 during the three months ended June 30, 2006 compared to a loss of $9,364,215 incurred in the comparable period of 2005. This decrease was due to a reduction in professional fees that were related to acquisitions in the comparable period of 2005.

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2005.

There were no revenues for the six months ended June 30, 2006 or 2005.

We had operating expenses of $1,826,767 for the six months ended June 30, 2006 compared to $9,965,156 for the comparative period of 2005, which resulted in a decrease in operating expenses of $8,138,389. The decrease was primarily due to the equity compensation to various consultants for services relating to acquisition expenses in 2005 which were not incurred in the comparable period of 2006.

We had interest expense of $89,188 during the six months ended June 30, 2006 as compared to $45,096 for the comparative period of 2005. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The increase in interest expense was the result of the issuance of the 6% convertible debentures issued on April 18, 2006.

M Power incurred $1,380,254 in derivative expenses related to the issuance of the 6% convertible debentures issued on April 18, 2006.

Our net loss was $3,218,175 during the six months ended June 30, 2006 compared to $10,010,252 for the comparative period of 2005. Our decreased net loss was primarily the result of elimination of consulting fees related to acquisitions in 2005, and forgiveness of debt during the six months ended June 30,2006.

Liquidity
---------

During the six months ended June 30, 2006, we used cash of $901,610 in our operations compared to using $ 242,073 in the comparative quarter of 2005. We had cash on hand of $ 474,318 as of June 30, 2006 and $ 3,754 at June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. Based upon the foregoing, our Chief Executive Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its work on the interim period ended March 31, 2006, Malone & Bailey, PC identified deficiencies in our disclosure controls related to the failure to record the value of preferred stock issued for services and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected and have been appropriately recorded and disclosed in the Form 10-QSB. We are in the process of improving our disclosure controls by training our new bookkeeper in an effort to remediate these deficiencies. Company personnel are now obtaining continuing professional education in SEC Reporting areas. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our disclosure control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our disclosure controls and procedures are adequate and effective. 9

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the six months ending June 30, 2006 and there were no such control actions taken during the three months ending March 31, 2006.

                   PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against us on December 24, 2003 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney's fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer
asserting our statute of limitations defense.  In August   2005 we filed a
Motion for Summary Judgment based on the limitations defense and set it for hearing. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group has appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it is now pending. The Court of Appeals on its own Motion in late February suspended the briefing deadline by 60 days and ordered both parties to mediation. The Court of Appeals required us to mediate and mediation occurred on April, 5, 2006 in accordance with that order and was unsuccessful. All Appellate briefs have been filed. Awalt requested oral argument and that matter has not yet been set by the Court of Appeals.

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

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleadings appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. The Maranto case has been settled through mediation and settlement documents have been executed. The 280th District Court of Harris County, Texas approved our Mutual Motion for Nonsuit and Dismissal with Prejudice on August 11, 2006.

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

Recent Sales of Unregistered Securities
---------------------------------------

In the six months ended June 30, 2006, we issued 5,508,770 post-split shares of our common stock to various consultants for consulting services rendered to the Company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company.
No underwriters were involved in the transactions and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about May 22, 2006, the Company received written consents in lieu of a meeting of Stockholders from the shareholders holding 1,000 shares of Series D Preferred Stock issued and outstanding. The shares of Series D Preferred Stock give the holder, Gary Kimmons, the right to vote on all shareholder matters equal to fifty-one (51%) percent of the total vote ("Majority Stockholder"), approving the Amended Articles of Incorporation of the Company (the "Amendment"), pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to one billion (1,000,000,000) shares of common stock at par value of $0.001.

ITEM 5. OTHER INFORMATION

On June 27, 2006, we filed a Certification of Amendment of Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of our common stock to one billion (1,000,000,000). The par value of each of such shares is one one-tenth of one cent ($0.001) dollars. The Board of Directors is expressly vested with the authority to fix the voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions on any shares issued by the corporation.

Subsequent Events
-----------------

In July, 2006, 1,000,000 shares of common stock were issued for consulting services rendered to the company. The securities were registered under Regulation S-8. The party to whom the shares were issued received information concerning the Company. No underwriters were involved in the transactions and no commissions were paid. Also, in July, 2006, 1,508,770 shares of common stock were returned to the company and the shares were cancelled. These securities were registered under Regulation S-8. On August 7, 2006, M Power received the final traunche of financing related to the $2,000,000 financing agreement entered into on April 18, 2006. M Power has issued to the Investors secured convertible debentures totaling $700,000 with a 6% interest rate and a maturity date of August 6, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 6,000,000 warrants at an exercise price of $0.10. On August 4, 2006, M Power's Registration Statement became effective which occurred within the one hundred and twenty day period referenced in item (ii) of this paragraph.

On August 7, 2006, investors exercised their conversion rights for 350,000 shares of M Power's common stock, par value $.001, at the conversion price of $.0024 which reduced the convertible debentures by $840.

M Power entered into a contract with Booke and Company Inc., an investor relations firm, on August 1st, 2006. The terms of this contract cover a seven month period beginning August 1, 2006. The monthly retainer is $5,800. Booke will perform services for M Power in all areas generally considered to be investor relations.


ITEM 6.  EXHIBITS

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.


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

3.6 Certificate of Amendment to the Certificate of Incorporation filed on June 27, 2006 (Filed herewith)

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

10.30 Agency Agreement between the Company and Steven Reuther, dated December 13, 2005 (Filed with Form 10-KSB on April 20, 2006 as Exhibit 10.30 and incorporated herein by reference)

10.31 Repurchase Agreement between the Company and Steven Reuther and Samuel Mauro, dated March 10, 2006. (Filed with Form 10-QSB on May 17, 2006. and incorporated herein by reference)

10.32 Callable Secured Note between the Company and AJW Partners LLC., dated April 18,2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.33 Callable Secured Note between the Company and AJW Offshore LTD., dated April 18,2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.34 Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.35 Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.36 Stock Purchase Warrant between the Company and AJW Partners LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.37 Stock Purchase Warrant between the Company and AJW Offshore LTD., dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.38 Stock Purchase Warrant between the Company and AJW Qualified Partners, LLC., dated April 18, 2006.(Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.39 Stock Purchase Warrant between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.40 Security Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.41 Intellectual Property Security Agreement between the Company and
      AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.42 Registration Rights Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.43 Securities Purchase Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006.(Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.44 Stock Purchase Warrant between the Company and E-Lionheart Associates, LLC/ DBA Fairhills Capital dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.45 Structuring Agreement between the Company and Lionheart Associates, LLC/ DBA Fairhills Capital dated March 6, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.46 Consulting Agreement between the Company and Lisa Fincher dated January 11, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.47 Consulting Agreement between the Company and D. Scott Elliott dated January 11, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference)

10.48 Consulting Agreement between the Company and Elaine Leonard dated May 1, 2006. (Filed Herewith)

10.49 Consulting Agreement between the Company and Booke and Company Inc dated August 1, 2006. (Filed Herewith)

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