Form 10QSB
period 2006-09-30
M POWER ENTERTAINMENT INC.
filed 2006-11-17
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended September 30, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of November 16, 2006, there were 66,744,688 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☒

M POWER ENTERTAINMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS
	Sept 30,2006 (unaudited)	Dec 31,2005

ASSETS
CURRENT ASSETS
Cash	$949,039	$75,928
OTHER ASSETS
Deferred Financing Costs, net	371,855	-
Deposits	4,475	4,000
Fixed Assets, net of accumulated depreciation of $966 and $208, respectively	4,582	4,999

TOTAL ASSETS	$1,329,951	$84,927

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$16,121	$189,692
Accounts payable - related parties	-	19,306
Accrued expenses	787,746	899,964
Accrued expenses - related parties	-	16,649
Notes Payable	199,361	107,000
Convertible debentures 6%, net of discount of $1,876,304	115,800	-
Convertible debenture derivative liability	5,312,202	-

Total current liabilities	6,431,231	1,232,611

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 0 shares issued, respectively	1	-
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 62,197,688 and 42,657,688 shares issued and outstanding, respectively	62,198	42,658
Additional paid-in capital	61,357,371	60,093,751
Accumulated deficit	(39,610,977)	(39,610,977)
Accumulated deficit during development stage	(26,909,872)	(21,673,116)

Total stockholders' deficit	(5,101,280)	(1,147,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,329,951	$84,927

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

Table of Content
M POWER ENTERTAINMENT, INC (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended Sept 30		For the Nine Months Ended Sept 30		For The Period from June 20,1999 (Inception) To Sept 30,2006
	2006	2005	2006	2005
OPERATING EXPENSES
Depreciation and amortization	$139	$670	$416	$1,594	2,332
Compensation expense	70,500	-	967,276		1,837,691
Professional fees	67,764	9,289,861	307,110	-	18,818,906
Consulting fee		3,300,275		13,116,429
General and administrative	(62,346)	91,704	624,699	239,782	3,558,964
Impairment of goodwill					1,584,865

LOSS FROM OPERATIONS	(76,057)	(3,392,649)	(1,899,501)	(13,357,805)	(25,802,758)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(137,751)	(28,651)	(226,939)	(73,747)	(1,928,909)
Gain/(Loss)on derivative liability	(1,790,273)	-	(3,173,650)	-	(3,173,650)
Gain on extinguishment of debt	-	-	77,834.33	-	1,878,140
Gain on release of debt					2,223,032
Interest income					7,663
Lawsuit settlement	(14,500)		(14,500)	-	(14,500)

Total other income (expenses)	(1,942,524)	(28,651)	(3,337,254)	(13,431,552)	(1,008,223)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(136,839)		(136,839)	(98,890)

NET LOSS	$(2,018,581)	$(3,558,139)	$(5,236,756)	$(13,568,391)	$(26,909,872)

TOTAL BASIC AND DILUTED NET LOSS PER SHARE	(0.14)	(0.14)	(0.08)	(0.63)	(0.46)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,572,739	25,502,084	61,847,688	21,400,510	58,584,891

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

Table of Content

M POWER ENTERTAINMENT, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM JULY 1, 1999 (INCEPTION) TO SEPTEMBER 30,2006
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Unearned Compensation	Subscription Receivable	Total Equity
	Shares	Amount	Shares	Amount

Balance, June 30, 1999 -		$-	3,272,559	$3,273	$37,017,241	-	$(39,610,977)	$-	$-	$(2,590,463)

Net Loss for the 3 months ended Sept 30,1999						(293,991)

Shares issued for conversion of debt at $0.13 on Dec 10,1999			3,750,000	3,750	495,582

Additional shares issued to reconcile to transfer agent			500

Net loss for the 3 months ended December 31,1999						(817,933)

Balance, December 31,1999	-	$-	7,023,059	$7,023	37,512,823	(1,111,924)	$(39,610,977)	$-	$-	$(3,203,055)

Net loss for the year ended December 31,2000						(917,709)

Balance, December 31,2000	-	$-	7,023,059	$7,023	37,512,823	(2,029,633)	$(39,610,977)	-	-	$(4,120,764)

Shares issued for deferred Professional fees			1,200,000	1,200	10,800			(12,000)

Amortization of deferred professional fees								9,000

Net loss for the year ended December 31,2001						(777,810)

Balance, December 31,2001	-	$-	8,223,059	$8,223	37,523,623	(2,807,443)	$(39,610,977)	(3,000)	-	$(4,889,574)

Common stock issued in April 2002 for conversion of debt at $0.10 to $0.50 per share			6,475,000	6,475	796,168

Table of Content

	Preferred Stock		Common Stock @ Par .001		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Unearned Compensation	Subscription Receivable	Total Equity
Common stock issued in March and April 2002 for services at $0.005 to $0.10 per share			2,775,000	2,775	265,225			(268,000)

Common stock issued in June 2002 for services at $0.10 per share			2,250,000	2,250	222,750			(165,000)

Common stock issued in October 2002 for conversion of debt at $1.58 per share			46,980	47	74,382

Common stock issued in December 2002 for services at $0.22 to $0.25 per share			325,000	325	80,282

Common stock issued for cash in December 2002 at $0.25 per share			700,000	700	174,300

Amortization of deferred compensation								389,100

Net loss for the year ended December 31,2002						(1,176,485)

Balance, December 31,2002	-	$-	20,795,039	$20,795	$39,136,730	(3,983,928)	$(39,610,977)	$(46,900)	$-	$(4,484,280)

Warrants issued for conversion of debt in January 2003					130,000

Common stock issued in February 2003 for services at $0.17 and $0.12 per share			275,000	275	42,475

Common stock issued in February 2003 for conversion of debt at $0.17 per share			588,235	588	99,412

Common stock issued in March 2003 for services at $0.16 per share			520,000	520	82,680

Amortization of unearned compensation								46,900

Common stock issued in April 2003 for cash at $0.25 per share			550,000	550	136,950

Common stock issued in April 2003 for services at $0.15 per share			100,000	100	14,900

Table of Content
	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Unearned Compensation	Subscription Receivable	Total Equity
Common stock issued in May 2003 for the conversion of debt and for services at $0.15 per share		500,000	500	74,500

Common stock issued in June 2003 for conversion of debt at $0.18 per share		33,000	33	5,907

Common stock issued in June 2003 for services at $.016 per share		805,000	805	127,995

Common stock issued in July 2003 for cash at $0.25 per share		350,000	350	87,150

Common stock issued in September 2003 for services at $0.10 and $0.15 per share		300,000	300	44,700

Common stock issued in September 2003 for services at $0.10 and $0.15 per share		1,400,000	1,400	198,600			(194,300)

Common stock issued in September 2003 for the conversion of debt at at $0.17 per share		500,000	500	49,500

Common stock issued in October 2003 for services at $0.14 and $0.20 per share		750,000	750	119,250

Common stock issued in November 2003 for cash at $0.25 per share		100,000	100	24,900

Common stock issuance cancelled in November 2003		(1,910,000)	(1,910)	(23,690)

Common stock issued in November 2003 for services at $0.10 per share		1,160,000	1,160	134,840

Common stock issued in December 2003 for services at $0.08 and $0.09 per share		745,830	746	63,379

Warrants issued at compensation to a director				24,000

Amortization of unearned compensation							59,300

Net income for the year ended December 31,2003					825,174

Table of Content
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Unearned Compensation	Subscription Receivable	Total Equity
Balance, December 31 2003(Pre-Split)	-	$-	27,562,104	$27,562	$40,574,178	$(3,158,754)	$(39,610,977)	$(135,000)	$-	$(2,302,991)

Retroactive effect of 200:1 stock split in 2005					65,611

Balance, December 31 2003 (Post Split)	-	$-	137,811	$138	40,639,789	(3,158,754)	$(39,610,977)	$(135,000)	$-	$(2,264,804)

Common stock issued for services			581,326	581	3,355,408			(1,265,130)

Common stock issued for debt			14,183	14	139,313

Common stock issued for cash			41,667	42	524,956

Common stock issued for subscription receivable			83,333	83	499,917				(500,000)

Common stock issued in acquisitions of Stellar Software Networks, Inc			40,126	40	190,960

Common stock issued in acquisitions of Texas Source Group, Inc			214,286	214	1,499,786

Amortization of unearned compensation								1,400,130

Net loss for the year ended December 31,2004						(4,656,826)

Balance, December 21,2004 (Post split)	-	$-	$1,112,732	1,112	$46,850,129	$(7,815,580)	$(39,610,977)	$-	$(500,000)	$(1,075,316)

Common stock issued for services			41,544,957	41,545	13,243,622

Stock Subscriptions deemed uncollectible									500,000

Net loss for the year ended December 31,2005						(13,857,536)

Balance, December 31,2005 (post Split)	-	$-	42,657,689	$42,657	$60,093,751	$(21,673,116)	$(39,610,977)	-	$-	$(1,147,685)

Common stock issued for services			10,340,000	10,340	1,180,345

Table of Content

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Accumulated Deficit	Unearned Compensation	Subscription Receivable	Total Equity
Common stock issued for services			5,508,770	5,509	64,596

Common stock issued for conversion of debt			4,200,000	4,200	21,775

Shares issued Julie Morento lawsuit			1,000,000	1,000	13,500

Shares Cancelled			(1,508,770)	(1,509)	(16,596)

Preferred stock to G Kimmons	1,000	1

Net loss for the nine months ended Sept 2006						(5,236,756)

Balance, Sept 30 2006	1,000	$1	62,197,689	$62,197	$61,357,371	$(26,909,872)	$(39,610,977)	$-	$-	$(5,101,280)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

Table of Content

M POWER ENTERTAINMENT, INC (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Nine Months Ended Sept 30,		For The Period From Jul 31, 1999 (Inception) to Sept 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,236,756)	$(13,568,391)	(26,909,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	416	1,594	3,015
Common stock and warrants issued for services	1,242,686	12,794,512	20,393,598
Gain (Loss) Derivative Liability	3,020,973	-	3,020,973
Gain on forgiveness of debt	(78,034)	-	(4,101,372)
Accrued Interest and loan disc fees	137,952		137,952
Shares issued for lawsuit	14,500		14,500
Impairment of goodwill		136,839	1,688,650
Discontinued operations - Stellar			33,054
Stock subscriptions deemed un-collectible			500,000
Changes in operating assets and liabilities:
Accounts receivable	-	183,104	137,989
Other assets	(19,953)	(527)	99,085
Accounts payable and accrued expenses	(192,024)	(49,500)	1,198,379
Accounts payable and accrued expenses - related party	(16,649)	26,551	1,020,034

Net cash provided by (used in) operating activities	(1,126,889)	(475,818)	(2,764,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,746)	(5,549)
Sale of fixed assets	-	2,090	9,964
Increase in deposit			(4,000)

Net Cash provided by (used in) Investing activities	-	(1,646)	415

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash			947,894
Cash received on acquisition of subsidiaries			105,085
Proceeds from subscription receivable			10,000
Borrowing on notes payable	2,000,000	492,135	2,575,500
Borrowing on notes payable - related party			473,723
Repayment of notes payable			(14,512)
Repayment of notes payable - related party	-	(27,435)	(385,051)

Net cash provided by financing activities	2,000,000	464,700	3,712,639

NET INCREASE IN CASH AND CASH EQUIVALENTS	873,111	(12,764)	949,039

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,928	54,096

CASH AND CASH EQUIVALENTS, END OF PERIOD	$949,039	$41,332	949,039

Supplemental Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Investing activities
Increase in deferred financing costs	371,855
Financing activities
Discount on convertible debt	$1,876,304
Increase in derivative liabilities	$2,472,194

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

Table of Content
M Power Entertainment, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
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

Cash and Cash Equivalents

For purposes of the statements of cash flows, M Power considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 20, 2006 the Company had $849,039 cash in excess of FDIC insurance.

Cash and Cash Equivalents consist of the following:

	September 30,	December 31,
	2006 (unaudited)	2005
Cash in bank	$949,039	$75,928

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

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatement based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 - USE OF ESTIMATES
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Table of Content

NOTE 3 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On April 18, 2006, M Power completed a financing agreement for $2,000,000 with private investors. Three traunches of financing were received on April 18, 2006, May 23, 2006 and August 4, 2006 in the amounts of $600,000, $700,000, and $700,000 respectively. M Power issued the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of April 18, 2009, May 23, 2009, and August 4, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10.

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

SFAS 133 and EITF 00-19 requires both embedded and freestanding derivatives to be carried on M Power's balance sheet as a liability at their fair values with changes in fair value from period to period be accounted for in the Statement of Operations as a gain or loss on derivatives. Both the embedded conversion option derivative and the warrants were valued using the Black Scholes option pricing model. The combined fair value of the embedded and the freestanding derivatives resulted in an initial discount on the convertible debenture to be recorded at inception and amortized over the maturity of the convertible debentures using the effective interest method. Interest expense of $107,644 and amortization of $15,789 was recorded during the quarter ended Sept 30, 2006 relating to the amortization of the discount recorded at inception and the financing charges which were deferred at inception.

The carrying value of the notes at September 30, 2006 was determined as follows:

Face value of note	$ 1,992,104
Less: discount for fair value of derivatives	(1,957,763)
Add: amortization of discount	81,459
Carrying value at Sept 30, 2006	$ 115,800

    The fair values and changes in the derivative liabilities are as follows:

	Inception	Sept 30, 2006	Gain/ (Loss)
Embedded derivative	$4,847,410	$5,257,197		$(409,787)
Freestanding derivative	191,630	54,823		136,807
Fair value of derivatives in excess of proceeds at inception	-	-		(2,900,670)
Totals	$$5,039,040	$$5,312,202	$	$(3,173,650)

The warrants were valued using the Black Sholes pricing model. The variables used in the valuation of these warrants were as follows:

Volatility	213%
Discount rate	4.91%
Term in years	3 yrs
Grant date	April 18, 2006
Exercise price	$0.0012
Stock price	$0.0033

M Power also issued warrants for the purchase of 16,666,667 common shares to the financing agent in connection with their services related to securing the financing agreement. These warrants were also valued using the Black Sholes pricing model. The variables used in the valuation of these warrants were as follows:

Volatility	213%
Discount rate	4.91%
Term in years	7 yrs
Grant date	April 18, 2006
Exercise price	$0.0012
Stock price	$0.0033

Table of Content

NOTE 4 - DEFERRED FINANCING COSTS

M Power deferred the cost of the warrants issued to the financing agent for services related to originating the debt in connection with the above reference financing agreement as well as the cost of a life insurance policy issued on the life of Gary Kimmons, President and CEO, as a deferred financing cost. The deferred financing costs amounted to $411,630 at the date of the financing and are being amortized using the effective interest method at 6% over the life of the financing agreement of three years. Amortization of financing costs from the date of the financing agreement until September 30, 2006 amounted to $39,775. Deferred financing costs as of September 30, 2006 are reflected in the balance sheet as follows:

DESCRIPTION	AMOUNT
Deferred financing cost	371,855
Total	$371,855

NOTE 5 -COMMITMENTS AND CONTINGENCIES

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

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleading appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. The Maranto case has been settled through mediation and settlement documents have been executed. The 280th District Court of Harris County, Texas approved our Mutual Motion for Nonsuit and Dismissal with Prejudice on August 11, 2006.

A lawsuit was filed against M Power Entertainment, Inc. f/k/a GK Intelligent Systems, Inc. by Deanna S. Slater, a former consultant to the Company, in County Civil Court at Law No. 4 of Harris County, Texas on August 31, 2006. The lawsuit claims that we breached her written contract but the amount of damages in the petition are not specified. The demand prior to filing suit was for $15,785. We have filed an answer denying the claim and a counterclaim for attorney’s fees and other damages under her contract with us.

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

NOTE 6 - COMMON STOCK

During the first quarter of 2006, M Power issued 10,340,000 shares of common stock in payment for services valued at $427,710 to various consultants. During the second quarter of 2006, M Power issued 5,508,770 shares of common stock in payment for services valued at $70,105.

During the third quarter of 2006, 1,000,000 shares were issued in settlement of the Moranto lawsuit valued at $14,500. 1,508,770 shares which had previously been issued to a consultant were returned and cancelled. These shares for services were valued at $18,105, and were registered under Regulation S-8.

Investors exercised their conversion rights for 4,200,000 shares of M Power's common stock, par value $.001, at the conversion prices ranging from $0.0024 to $0.001426 which reduced the convertible debentures by $7,896 and the derivative liability by $18,078.

NOTE 7 - SUBSEQUENT EVENTS

From October 1, 2006 to date, investors exercised their conversion rights for 3,150,000 shares of M Power's common stock, par value $.001, at conversion prices ranging between $0.001264 and $0.000862. This reduced the convertible debentures by $3,132.

NOTE 8 - GAIN ON EXTINGUISHMENT OF DEBT

M Power has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding prior to the Development Stage, which began on June 20th, 1999. M Power's policy is to write off these prior debts as they become unenforceable, generally after four years of the written agreement. The Consolidated Statement of Operations for the nine month period ended September 30,2006 includes gain on extinguishment of debt in the amount of $78,034. Upon Advice of legal counsel, we determined these new debts were unenforceability as the statute of limitations had expired.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis compares our results of operations for the three months ended September 30, 2006 to the same period in 2005, and for the nine months ended September 30, 2006 to the same period in 2005. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2005.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2005 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

Overview

On April 18, 2006, M Power completed a financing agreement for $2,000,000 with private investors. Three traunches of financing were received on April 18, 2006, May 23, 2006 and August 4, 2006 in the amounts of $600,000, $700,000, and $700,000 respectively. M Power issued the Investors secured convertible debentures totaling $2,000,000 with a 6% interest rate and a maturity date of April 18, 2009, May 23, 2009, and August 4, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10.

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

TWELVE MONTH PLAN OF OPERATIONS - M POWER

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

Table of Content

MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Form 10-QSB. All information presented herein is based on our fiscal calendar

We are establishing a new brand that could play a role in changing the future landscape of the Internet services market. Called eDOORWAYS, our brand will attempt to capitalize on an emerging opportunity created by several developments: the huge success of community democratic Internet service offerings such as Google, Wikipedia and MySpace; the movement in marketing toward micro, or "niche" marketing and targeted service offerings in place of traditional mass marketing; the emergence of new technologies that enable the aggregation and presentation of information on the Internet on a real-time basis; and the changing demeanor of consumers, overwhelmed by the information explosion and increased complexity of modern living.

eDoorways will acknowledge and use these factors to empower consumers, retailers and manufacturers alike, dramatically changing the "rules of engagement" for tackling lifestyle problems and introducing a new, more effective environment where all may benefit in important new ways. With the successful introduction of eDoorways, the door will literally open for the next generation of Internet activities to begin.

eDoorways will be a web-based personal lifestyle information enhancement and problem solving gateway, lifestyle information source and business to consumer marketplace. In short, a virtual kiosk creating a new context for uniting consumers, the global consumer community, retailers, and manufacturers - A lifestyle "problem solving team" that's never been available before. Key differentiator for eDoorways will include increased consumer empowerment via a higher level of engagement with retailers, manufacturers, other consumers as well as a stronger orientation toward customer service and improved ways for retailers to identify prospects and close the sale. Potential competitors are About.com, Google, eBay and Craigslist as well as other search engines and information sites. Our revenues will be derived from the eDoorways marketplace through advertising placement fees and a percentage of sales transactions.

eDoorways is designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community. eDoorways could offer a wide range of businesses a unique opportunity to present their products and services to a broader market. The "storefronts" they establish on eDoorways will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need. This will give our business clients a chance to build clientele and strengthen their brand by engaging consumers through service and support. In doing so, our sponsoring companies will have a new way to not only retain current customers, but also reach potential new customers, close the sale, and build a long-standing relationship.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

There were no revenues for the three months ended September 30, 2006 or 2005.

We had operating expenses of $76,057 for the three months ended September 30, 2006 compared to $3,392,649 for the comparative period of 2005. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services, and professional fees for acquisition related expenses.

We had interest expense of $137,751 during the three months ended September 30, 2006 as compared to $28,651 for the comparative period of 2005. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures on April 18, 2006.

Our net loss was $2,018,581 during the three months ended September 30, 2006 compared to a loss of $3,558,139 incurred in the comparable period of 2005. This decrease was due to a reduction in professional fees that were related to acquisitions in the comparable period of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

There were no revenues for the nine months ended September 30, 2006 or 2005.

We had operating expenses of $1,899,501 for the nine months ended September 30, 2006 compared to $13,357,805 for the comparative period of 2005, which resulted in a decrease in operating expenses of $11,458,304. The decrease was primarily due to the equity compensation to various consultants for services relating to acquisition expenses in 2005 which were not incurred in the comparable period of 2006.

We had interest expense of $266,939 during the nine months ended September 30, 2006 as compared to $73,747 for the comparative period of 2005. The interest is accrued on our unpaid accounts payable, accrued expenses, and notes payable. The increase in interest expense was the result of the issuance of the 6% convertible debentures issued on April 18, 2006.

In the nine months ended September 20, 2006, M Power incurred $3,173,650 in derivative expenses related to the issuance of the 6% convertible debentures issued on April 18, 2006. There was no derivative expense in the comparative period of 2005.

Our net loss was $5,236,756 during the nine months ended September 30, 2006 compared to $13,568,391 for the comparative period of 2005. Our decreased net loss was primarily the result of elimination of consulting fees related to acquisitions in 2005, and forgiveness of debt during the nine months ended September 30, 2006.

Table of Content

LIQUIDITY

    During the nine months ended September 30, 2006, we used cash of $1,126,889 in our operations compared to using $475,818 in the comparative quarter of 2005. We had cash on hand of $ 949,039 as of September 30, 2006 and $41,332 at September 30, 2005. Management has determined that The Company currently has enough cash to continue operations for twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. Based upon the foregoing, our Chief Executive Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its work on the interim period ended March 31, 2006, Malone & Bailey, PC identified deficiencies in our disclosure controls related to the failure to record the value of preferred stock issued for services and disclosure controls relating to such transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected and have been appropriately recorded and disclosed in the Form 10-QSB. We are in the process of improving our disclosure controls by training our new bookkeeper in an effort to remediate these deficiencies. Company personnel have obtained continuing professional education in SEC Reporting areas. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our disclosure control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our disclosure controls and procedures are adequate and effective.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the nine months ending September 30, 2006.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

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

A lawsuit was filed by Julie Maranto, the former owner of Texas Source Group, Inc. ("TSG") against us, Texas Source Group, Inc. and Gary Kimmons as CEO. The cause of action from the pleading appears to be breach of contract relating to her employment agreement against TSG, breach of contract, statutory fraud, breach of fiduciary duty, common law fraud and negligent misrepresentation against GKI. Damages have not been specified. We filed a Counterclaim for Rescission to unwind the transaction entered into effective August 19, 2004 based of material misrepresentation of material facts and fraud. The Maranto case has been settled through mediation and settlement documents have been executed. The 280th District Court of Harris County, Texas approved our Mutual Motion for Nonsuit and Dismissal with Prejudice on August 11, 2006.

A lawsuit was filed against M Power Entertainment, Inc. f/k/a GK Intelligent Systems, Inc. by Deanna S. Slater, a former consultant to the Company, in County Civil Court at Law No. 4 of Harris County, Texas on August 31, 2006. The lawsuit claims that we breached her written contract but the amount of damages in the petition are not specified. The demand prior to filing suit was for $15,785. We have filed an answer denying the claim and a counterclaim for attorney’s fees and other damages under her contract with us.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

Table of Content

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

In the quarter ended September 30, 2006, we issued 4,200,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $7,896. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

Lender	Date	Shares Converted	Conversion Price	Principle Converted

AJW Offshore Ltd	8/7/2006	206,675	0.002400	$496.02
AJW Offshore Ltd	8/23/2006	206,675	0.002000	$413.35
AJW Offshore Ltd	8/24/2006	206,675	0.002000	$413.35
AJW Offshore Ltd	8/29/2006	206,675	0.001926	$398.06
AJW Offshore Ltd	8/31/2006	206,675	0.001926	$398.06
AJW Offshore Ltd	9/6/2006	206,675	0.001864	$385.24
AJW Offshore Ltd	9/8/2006	206,675	0.001864	$385.24
AJW Offshore Ltd	9/12/2006	206,675	0.001864	$385.24
AJW Offshore Ltd	9/15/2006	206,675	0.001800	$372.02
AJW Offshore Ltd	9/19/2006	206,675	0.001776	$367.05
AJW Offshore Ltd	9/21/2006	206,675	0.001714	$354.24
AJW Offshore Ltd	9/26/2006	206,675	0.001426	$294.72
		2,480,100		$4,662.58

AJW Partners LLC	8/7/2006	38,850	0.002400	$93.24
AJW Partners LLC	8/23/2006	38,850	0.002000	$77.70
AJW Partners LLC	8/24/2006	38,850	0.002000	$77.70
AJW Partners LLC	8/29/2006	38,850	0.001926	$74.83
AJW Partners LLC	8/31/2006	38,850	0.001926	$74.82
AJW Partners LLC	9/6/2006	38,850	0.001864	$72.42
AJW Partners LLC	9/8/2006	38,850	0.001864	$72.42
AJW Partners LLC	9/12/2006	38,850	0.001864	$72.42
AJW Partners LLC	9/15/2006	38,850	0.001800	$69.93
AJW Partners LLC	9/19/2006	38,850	0.001776	$69.00
AJW Partners LLC	9/21/2006	38,850	0.001714	$66.59
AJW Partners LLC	9/26/2006	38,850	0.001426	$55.40
		466,200		$876.46

AJW Qualified Partners	8/7/2006	99,750	0.002400	$239.40
AJW Qualified Partners	8/23/2006	99,750	0.002000	$199.50
AJW Qualified Partners	8/24/2006	99,750	0.002000	$199.50
AJW Qualified Partners	8/29/2006	99,750	0.001926	$192.12
AJW Qualified Partners	8/31/2006	99,750	0.001926	$192.12
AJW Qualified Partners	9/6/2006	99,750	0.001864	$185.93
AJW Qualified Partners	9/8/2006	99,750	0.001864	$185.93
AJW Qualified Partners	9/12/2006	99,750	0.001864	$185.93
AJW Qualified Partners	9/15/2006	99,750	0.001800	$179.55
AJW Qualified Partners	9/19/2006	99,750	0.001776	$177.16
AJW Qualified Partners	9/21/2006	99,750	0.001714	$170.97
AJW Qualified Partners	9/26/2006	99,750	0.001426	$142.24
		1,197,000		$2,250.36

New Millenium Capital	8/7/2006	4,725	0.002400	$11.34
New Millenium Capital	8/23/2006	4,725	0.002000	$9.45
New Millenium Capital	8/24/2006	4,725	0.002000	$9.45
New Millenium Capital	8/29/2006	4,725	0.001926	$9.10
New Millenium Capital	8/31/2006	4,725	0.001926	$9.10
New Millenium Capital	9/6/2006	4,725	0.001864	$8.81
New Millenium Capital	9/8/2006	4,725	0.001864	$8.81
New Millenium Capital	9/12/2006	4,725	0.001864	$8.81
New Millenium Capital	9/15/2006	4,725	0.001800	$8.51
New Millenium Capital	9/19/2006	4,725	0.001776	$8.39
New Millenium Capital	9/21/2006	4,725	0.001714	$8.10
New Millenium Capital	9/26/2006	4,725	0.001426	$6.74
		56,700		$106.60

The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The holders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.

Table of Content

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

M Power entered into a contract with Booke and Company Inc., an investor relations firm, on August 1st, 2006. The terms of this contract cover a seven month period beginning August 1, 2006. The monthly retainer is $5,800. Booke will perform services for M Power in all areas generally considered to be investor relations.

SUBSEQUENT EVENTS

Effective October 4, 2006, the client auditor relationship between M Power Entertainment, Inc. (the "Company") and Malone & Bailey, PC, Certified Public Accountants, ("Malone") ceased as the former accountant was dismissed. Effective October 10, the Company engaged Webb & Company, P.A., Certified Public Accountants ("Webb") as its principal independent public accountant for the fiscal year ended December 31, 2006. The decision to change accountants was recommended and approved by the Company's Board of Directors effective October 4, 2006. Malone had succeeded Hansen Barnett & Maxwell, LLC, Certified Public Accountants (“HBM”), who served as the Company’s principal independent accountant from May 23, 2005 until January 13, 2006, when HBM was dismissed. HBM had succeeded HJ & Associates, LLC, Certified Public Accountants (“HJ&A”), who had served as the Company’s independent auditors for the years ended December 31, 2004 and 2003.

ITEM 6. EXHIBITS

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

3.6 Certificate of Amendment to the Certificate of Incorporation filed on June 27, 2006 (included as Exhibit 3.6 to the Form 10-QSB filed June 10, 2006 and incorporated herein by reference).

10.32 Callable Secured Note between the Company and AJW Partners LLC., dated April 18,2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.33 Callable Secured Note between the Company and AJW Offshore LTD., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.34 Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.35 Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.36 Stock Purchase Warrant between the Company and AJW Partners LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.37 Stock Purchase Warrant between the Company and AJW Offshore LTD., dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.38 Stock Purchase Warrant between the Company and AJW Qualified Partners, LLC., dated April 18, 2006.(Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.39 Stock Purchase Warrant between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.40 Security Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.41 Intellectual Property Security Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.42 Registration Rights Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.43 Securities Purchase Agreement between the Company and AJW Qualified Partners, LLC., AJW Offshore LTD., AJW Partners, LLC. and New Millennium Capital Partners II, LLC., dated April 18, 2006.(Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.44 Stock Purchase Warrant between the Company and E-Lionheart Associates, LLC/ DBA Fairhills Capital dated April 18, 2006. (Filed with Form 10- SB on May 17, 2006 and incorporated herein by reference).

10.45 Structuring Agreement between the Company and Lionheart Associates, LLC/ DBA Fairhills Capital dated March 6, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.49 Consulting Agreement between the Company and Booke and Company Inc dated August 1, 2006. (Filed with Form 10-QSB on August 21, 2006 and incorporated herein by reference).

10.50 Callable Secured Note between the Company and AJW Partners LLC., dated August 4,2006. (Filed herewith).

10.51 Callable Secured Note between the Company and AJW Offshore LTD., dated August 4, 2006. (Filed herewith).

10.52 Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated August 4, 2006 (Filed herewith).

10.53 Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated August 4, 2006. (Filed herewith).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Dated: November 16, 2006
/s/ Gary F. Kimmons
By____________________________________
Gary F. Kimmons
President, Chief Executive Office and
Chief Financial Officer