Form 10KSB
period 2006-12-31
M POWER ENTERTAINMENT INC.
filed 2007-04-02
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Commission File Number: 000-22057

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
Common Stock, $0.001 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No ☐

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
Yes ☐ No ☒

The Issuer's revenues for the most recent fiscal year ended December 31, 2006 were $0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 15, 2007 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $88,232.81. The number of shares of the Registrant's common stock issued and outstanding on March 15, 2007, was 148,057,688.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Documents incorporated by reference: None

Forward-Looking Statements

This report contains forward-looking statements. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, future financial or business performance, plans, goals, strategies, intent, beliefs or current expectations. Specifically, forward looking statements may include statements preceded by, followed by or that include the words: “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “project,” “forecast” and the like, and /or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about actual or potential future sales, economic performance, financial condition, business prospects, revenue, income, market size, collaborations, and trends or operating results also constitute forward-looking statements.

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include general economic conditions, availability of financing on economic terms, cost and availability of feedstocks, engineering and construction delays, adverse weather conditions, wholesale and retail prices of petroleum-based diesel fuels, competitive rate fluctuations, continued government mandates and incentives for the use of alternative fuels and audits or tax assessments of various federal, state or local taxing authorities, including the Internal Revenue Service, and other risks referenced from time to time in our SEC filings and those factors listed under “Item 6  Management’s Discussion and Analysis or Plan of Operations—Risk Factors.”

You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. You are urged to carefully review and consider the various disclosures that we make in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Events

On January 20, 2006, M Power authorized and issued 1,000 shares of Series D Preferred Stock to CEO Gary Kimmons. These shares have the same dividend rights as the common stock of M Power and gives Mr. Kimmons the right to vote on all shareholder matters equal to 51 percent of the total vote. These shares of stock were issued for services and are valued at $762,976.

On April 18, 2006, M Power completed a financing agreement for $2,000,000 with private investors. Three traunches of financing were received on April 18, 2006, May 23, 2006 and August 4, 2006 in the amounts of $600,000, $700,000, and $700,000 respectively. M Power issued the Investors secured convertible debentures totaling $2,000,000 with a 6 percent interest rate and a maturity date of April 18, 2009, May 23, 2009, and August 4, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50 percent; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60 percent in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The registration statement was filed on May 18, 2006, within thirty days of closing, so the applicable percentage is 50%. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10. M Power has a commitment for funding of an additional $1,000,000 in the first quarter of 2007 to be used for a development of a prototype of eDOORWAYS.

M Power evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in M Power being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of M Power's control, this results in the these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

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

M Power entered into a contract with Booke and Company Inc., an investor relations firm, on August 1st, 2006. The terms of this contract cover a seven month period beginning August 1, 2006. The monthly retainer is $5,800 through the end of 2006. The contract has recently been extended an additional 6 months at the rate of $6,000 per month. Booke will perform services for M Power in all areas generally considered to be investor relations.

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

In September, 2006, M Power completed the search for the mark of eDOORWAYS and it’s availability was confirmed. Notification of approval for registration for the mark was received in February, 2007, and completion of the registration is anticipated in the 2nd Quarter of 2007.

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

Current Business Activities

M Power Entertainment plans to create a global ubiquitous lifestyle platform named Edoorways, designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community. eDOORWAYS and the new Web are about online communities, participation, and peering. As users multiply, and eDOORWAYS’ easy to use tools proliferate, if could evolve into a global, living networked computer that everyone could benefit from and use.

eDOORWAYS is a web-based personal lifestyle information enhancement and problem solving gateway, lifestyle information source, and business-to-consumer marketplace. Our business strategy is to obtain revenue from lifestyle product and service purchases made while consumers visit our marketplace. Our brand idea is that lifestyle-related choices can be simple and easy, helping people transcend their daily problems. With this in mind, our brand driver, "Redefining The Possibilities,” reflects the belief that our eDOORWAYS brand can lead to effective solutions and even greater possibilities.

Our brand capitalizes on an emerging market-driven opportunity based on "the power of collective intelligence" and the proven brand strategies of eBay, Google and Wikipedia to empower consumers, retailers and manufacturers alike. eDOORWAYS does this by unifying and leveraging their collective strength in an exciting new way to become the ultimate lifestyle problem solver. The primary factor differentiating us from our competitors - About.com, Google, eBay, Yahoo and Craigslist - is the real-time problem solving collaborative venue we offer to consumers - giving them the correct solution the first time, every time.

We will benefit as the internet services market evolves into a commodity, and we will differentiate ourselves by partnering with large, powerful allies like Home Depot and other U.S. retail and service icons who will have a vested interest in our success and will push eDOORWAYS in front of their users. Herein lies our added value: We will provide our end users the solution to a problem validated by millions of experts including the enabler who will then provide the "tools" needed to arrive at that solution, whether those tools be services or actual products. Our partners will also benefit from having the opportunity to attract new customers, embrace existing customers, learn about real-life business trends earlier and more efficiently than they do today, and grow sales while exploiting their existing web selling infrastructure.

Design Team

eDOORWAYS is comprised of a team of seasoned professionals leveraging our award-winning Smart One teaching technology and marketing expertise. Our team includes:

•	Carmel Consulting - a seasoned Silicon Valley development firm specializing in developing collaborative web platforms.
•	Technical Objectives, Inc. - an artificial intelligence scientist from AT&T research labs; a proven computer based training expert.
•	Marty Lobkowitz - the former VP Mktg. for Office Depot; a channel marketing consultant to top retailers including Home Depot, Comp USA, Best Buy and others.
•	Graj & Gustavsen - highly touted NYC branding consultants (branders of Oshkosh; Tommy Hilfiger; Target; many others).
•	Telcordia - an innovative NJ based government contractor specializing in advanced software technology and network design.

Benchmarks

•	$2 million in funding has been completed ; $165,000 committed on March 26, 2007 and to be funded March 30, 2007
•	Working prototype of eDOORWAYS should be ready for demonstration - approximately June, 2007
•	eDOORWAYS anticipates being available to serve the public / generating revenue - approximately August, 2007

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

As an Internet technology and marketing services company, we will adopt a business model with several components. The three most important are:

1.	Creation and successful deployment of the eDOORWAYS initiative;
2.	The acquisition of accretive (defined as an acquisition that is expected to increase earnings per share) Internet technology and audio-visual production entities; and
3.	The pursuit of strategic relationships with other relevant entities.

We expect to earn revenue from an effective implementation of these components. For example, it is anticipated that the eDOORWAYS platform could become a forum, or marketplace, for business-to-consumer e-commerce. Should this occur, we will earn a specified percentage of all sales transactions. There is also the possibility of earning consultative revenue by assisting businesses in setting up their electronic "storefronts." Third, all future acquisitions will be required to pass along a specified percentage of their net earnings to our parent company.

Because it will take a number of months, or possibly years, before we anticipate seeing significant revenue from eDOORWAYS we anticipate that we will need to find ancillary sources of capital. Our current plan is to:

* Secure short-term financing of at least $10 million. These funds will be used to pay for developing a prototype of eDOORWAYS that is anticipated to cost approximately $500,000. Also, we will use the funds to finance our operational activities (server farm & facility, retire existing debt, valuation fees, audits, legal fees, etc.), and to cover anticipated travel expenses associated with securing the participation of businesses establishing "eDOORWAYS storefronts".

We plan to take the following actions in conjunction with our new imperative:

*	Implement a new public relations campaign geared to bring attention to us and to eDOORWAYS

* Foster strategic relationships with well-established entities supportive of our mission and model, and who can help us gain access to potential venture partners, capital, etc.

The Opportunity

There is an opportunity to be an active participant in the business-to-consumer Internet e-commerce marketplace. We are preparing our new portal initiative, eDOORWAYS, to be a leader in the next generation of "e-portals." We have coined the term "personalized lifestyle commerce" to describe a fundamental shift in emphasis toward true customer relationship building, sales and service within the context of the person's unique lifestyle orientation.

Our stated mission is to help people live life to the fullest by providing relevant, accessible help, guidance and support. Pursuant to this mission, we plan to pursue a technology initiative aimed at creating an advanced lifestyle information and entertainment portal that could change the way we seek help in managing our daily affairs. The initiative, eDOORWAYS, would offer a unique alternative to existing Internet search engines and portals such as Google and Yahoo by introducing a new "lifestyle" search metaphor coupled with an advanced "intelligent" user interface. Together, these innovations might provide expert guidance, assistance, and support to anyone seeking help - whether it's for home improvement, gardening, car repair, sports or numerous other popular lifestyle avocations.

Aggregating expert help into a specific context, or lifestyle, the eDOORWAYS portal would create the possibility for searchers to access additional, context-relevant information not readily available through current search mechanisms. eDOORWAYS would offer an enhanced media-rich form of interactivity and support for today's visually-oriented surfing community, and ultimately could serve as a platform for distributing entertainment content. eDOORWAYS could also serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution.

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

To serve this opportunity, it will be necessary to create a portal that offers unprecedented personalized service and support to consumers with lifestyle needs, problems and issues. It must also provide the kind of platform that businesses can use to deliver such a service. Whoever accomplishes this task could become a significant forum for commerce on the Internet, competing in a market which is estimated to have grown to $170 billion in 2006 according to eMarketer in a report dated May, 2005 on E-Commerce in the US: Retail Trends.

While there are currently no competitors known to offer Internet services similar to those contemplated by our eDOORWAYS portal, there are significant portal and search engine service providers with extensive resources that they can bring to bear, should they decide to compete with our initiative. Among these are Amazon.com, America Online, Yahoo, Google and approximately 200 other entities of lesser stature in the e-commerce marketplace.

To further differentiate ourselves and eDOORWAYS from these and other established competitors, we believe that it will be imperative for us to:

.	Create eDOORWAYS to be a warm, friendly and convenient place for consumers;
.	Emphasize relationship building and servitude; and
.	Become the complete resource for a broad range of lifestyles and avocations.

eDOORWAYS Description and Overview

When created, eDOORWAYS will serve as a next-generation Internet portal offering consumers an opportunity to gain new, comprehensive and immersive experiences with a chosen lifestyle (i.e., motorcycling, sailing, rock climbing, home improvement, gardening, etc.) eDOORWAYS will also serve as a forum for specialized problem solving related to lifestyle issues, and potentially for sales transactions stemming from solutions offered by businesses to their new customers. In addition, consumers desiring to increase their knowledge or skills related to a lifestyle aspect (i.e., how to lay tiles; build a roof; how to sew, etc.) will be able to access relevant training. eDOORWAYS characteristics will be:

.	A business-to-consumer e-commerce marketplace;
.	Specialized Intelligent Performance Support (IPS);
.	Intelligent querying (searches);
.	Aggregated data acquisition, management and storage; and
.	Intelligent Training Support (ITS).

The following example offers an experience that a consumer might have while using eDOORWAYS services:

eDOORWAYS Service Example

As an example of how the eDOORWAYS portal might work, imagine that your hot water heater in your home is not working correctly. Unfortunately, troubleshooting malfunctioning hot water heaters is not your area of expertise. To garner the information you need, you enter the eDOORWAYS web portal on your laptop computer. In eDOORWAYS, you are escorted to the Home Improvement lifestyle area, where subject matter experts representing home improvement product and service vendors offer to lend a hand. You select a local vendor who introduces John, the hot water heater troubleshooting expert. With John's knowledgeable guidance and support, you gain the expertise necessary to diagnose the nature of the problem - a worn out coil. John offers to have a new one sent over immediately from their store down the street, or they can have it waiting for you to pick up. However, you decide that maybe its time for a new and larger 75 gallon heater. John points you to their water heater manufacturer's representative, who assists you in making a purchase choice. Shortly thereafter, the new heater is on its way to your home.

While this is an example of how eDOORWAYS might help solve a home improvement problem, the concept of "lending a helping expert hand" to assist you in your moment of need is potentially applicable to all lifestyles and avocations. In each case, the service will be entirely free to consumers - we will be paid by vendors in the form of a percentage of each sales transaction.

Possible Benefits to eDOORWAYS Users

1.
Serves as a user-friendly environment for today’s visually-oriented surfers, emphasizing a sense of personalized "human" connectivity, simplicity of interaction, ease of information access and availability of experts who can help solve consumer problems.

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
2.
Offers market-share leaders a unique, affordable opportunity to attract additional new customers and more importantly, an avenue to cement a long-term relationship with existing customers by making services available every day, all year long.

3.
Serves as a new platform for business commerce, delivering targeted prospects (consumers) to vendors. Offers vendors a forum for demonstrating credibility and an avenue for closing the prospective customer.

4.	Provides an environment for customer relationship management and targeted marketing. Creates an avenue for personalized engagement and relationship building.

Business Overview

Twelve Month Plan of Operations

During the next 12 months, we will direct our resources to the development of the eDOORWAYS web portal. In order to achieve this goal, we have divested ourselves of any subsidiaries or other corporate relationships that did not directly support or complement the eDOORWAYS portal strategy and its development. We will continue to enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS platform.

As the transition to the eDOORWAYS business model has proceeded, we have raised $2 million in capital, and are receiving an additional $165,000 on March 30,2007, for the eDOORWAYS portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make eDOORWAYS cohesive, friendly and informative. If the plan as outlined is achieved within 12 months, we will have raised approximately $10 million for working capital, $3,000,000 of which to retire debt, $250,000 for technology demonstration prototype creation and the remainder to launch the product successfully in the marketplace.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

Material Contracts

M Power entered into a contract with Booke and Company Inc., an investor relations firm, on August 1st, 2006. The terms of this contract cover a seven month period beginning August 1, 2006. The monthly retainer is $5,800. The contract was recently extended for an additional 6 months at the rate of $6,000 per month. Booke will perform services for M Power in all areas generally considered to be investor relations.

Competitive Business Conditions

eDOORWAYS will be an "open" website with typical HTML interactivity that people can access through internet searches as well as from a variety of partner/client websites. eDOORWAYS will compete either directly or indirectly with the following web-based entities: Google; About.com; Craigslist; Ebay, and Ask.com. These competitors do not have a collaboratively-based contextual (real time) service offering of the type contemplated by this Plan. A brief summary of each competitor and their service(s) is listed below.

•
Google ($6.1b GR). Google is a search engine, which is designed to provide a simple, fast way to search the Internet for information. Offering users access to an index comprised of URLs, Google is the largest search engine on the World Wide Web. Google maintains the largest online index of websites and other content, making the information freely available to anyone with and Internet connection.

•
About.com ($3.4b GR): About.com is a Web property used by one out of every five people on the Internet. It holds a role in the lives of more than 29 million opinion leaders as a source of original consumer information and advice. About.com has a Guide System that features 24 content channels and promotes original content from 500 topical advisors or “Guides”. Guides share their passions across 57,000 topics and offer actionable information that is useful, practical and personally relevant. About.com offers individuals “How To” advice on a preferred topic as well as the tools to get the job done.

•
Craigslist ($2.4b GR): Craigslist is a centralized network of online urban communities, featuring free classified advertisements (with jobs, housing, personals, for sale/barter/wanted, services, community, gigs and resumes categories) and forum sorted by various topics. Craigslist serves over 4 billion page views per month. The site receives over 10 million new classified ads each month and over 500,000 new job listings each month. Craigslist is established in 310 cities all over the world.

•
eBay ($4.6b GR): eBay is an online marketplace enabling trade on a local, national and international basis. With a diverse community of individuals and small businesses, eBay offers an online platform where millions of items are sold each day. eBay’s items are available through auction style and fixed price trading. With buying and selling worldwide, eBay offers localized sites all over the world.

•
Ask.com ($0.2b GR): Ask.com is a web search engine that allows users to find online information by asking a question, entering a phrase, or giving a key word. Also includes pictures, news and local search. Ask.com is one of the top five search engine companies. Ask.com’s ExpertRank ranking algorithm gives users relevant search results by identifying the most authoritative sites on the web. Ask.com syndicates its search technology and advertising units to a network of affiliate partners.

Based on the intended design of eDOORWAYS, none of the five primary competitors we have identified is attempting to offer an intensive problem solving service of the nature that we are contemplating. It can be argued that Google and Ask.com offer their search capabilities as a problem solving tool. While we are willing to concede this fact, the searches that can be performed do not approximate the kind of collaborative problem solving service we are contemplating whereby the search function is combined with context-relevant "info-pedia" information (i.e., the wiki database to be created and maintained by an informed consumer population) and other useful functions such as placing the consumer in contact with real-time retailer and manufacturer product/service status and availability information, guidance and support and offering valuable context-relevant "community chat" solutions offered by other consumers familiar with the problem faced by the consumer.

Concerning our second contemplated service, a dedicated e-commerce marketplace with an extensive collaborative component, Craigslist and eBay both compete in the buy-sell arena, but do not offer a service that would allow retailers and manufacturers to collaborate with the consumer on a real-time basis. Our third contemplated service offering, an omnibus lifestyle "info-pedia", would compete directly with About.com. However, the service offering we are contemplating would be focused solely on lifestyle topics and hopefully, offer much greater depth of coverage.

Our branding strategy is based in a large part on our perception that the Internet services market is moving toward a new phase whereby there will be a major push in the direction of aggregating both static and contextual information of potential interest to consumers and rendering that information to consumers in a form that is easier to understand and relate to. It can be safely assumed that the larger, more dominant players in the market will take the lead in this effort. Our plan is to move quickly and effectively to assume a dominant role in the niche before the larger players are able to act. If we are not able to do this, we will find ourselves at a significant disadvantage.

Also, the implementation of the eDOORWAYS service offering is geared to a phased rollout of the three service components beginning with creation of an initial wiki community-driven info-pedia database. Our objective is to introduce the problem-solving components of our Plan as quickly as possible by offering initial inducements to retailers and manufacturers to play a role. As this process unfolds, there are problems or issues that could arise. Some of these are:

•
The ability to reach "critical mass" regarding the initial population of the information database may take longer than anticipated if the public is slow to grasp what we are doing. This would be a significant limiting factor;

•	Retailers and manufacturers could take a wait-and-see attitude regarding eDOORWAYS, choosing to wait until the gateway has a large amount of traffic before they jump in; and
•	Competitors may quickly see the value of what we are doing and attempt to modify their service offerings to compete.
•	eDOORWAYS is being introduced at a time when many believe that the internet services/search engine market is becoming "commoditized."

We are taking these possibilities into consideration as we move forward Our research has given us a reasonably high level of comfort that these occurrences are manageable. Should any of them occur, we believe that there are ways that we can continue to move forward toward profitability by focusing on alternative points of differentiation. In regard to the issue of "commoditization" of the internet services/search engine market, we believe that we will enjoy the benefit of a key differentiator - we will have a large, powerful ally (Home Depot or an equivalent) who will also have an interest in the site's success. They will provide a lot of "push" to get eDOORWAYS in front of users.

In view of the above, eDOORWAYS' competitive advantage and value-add may be summarized as follows:

A)	End-user benefits of eDOORWAYS

On the same web page, we will provide our users the solution to a problem, validated by millions of experts, as well as the enabler who can provide the “tools” needed to arrive at that solution, whether that is actual products or services.

B)	Partner benefits

Our partners will have the opportunity to attract new customers, get closer to existing customers, learn about real-life business trends earlier and more efficiently than they do today, and grow sales while leveraging their existing infrastructure (ie: they are already invested in web selling.)

Technologies Used to Provide Services

Until we complete the Branding Plan, we will not be able to make a final determination of the technologies we will require to offer our contemplated services. Currently we believe that the eDOORWAYS service offering will be accomplished through the integration of the following software technologies:

•	Wiki software - available for free to the public; used by Wikipedia and others for content management and presentation.
•	"Targeting" software - used to pinpoint consumers' physical location and market availability; available from numerous vendors.
•	"Push" software - used to drive "permission" marketing campaigns of our partners; available from numerous vendors.
•	Systems integration software - used to "manage" all of the above; available from numerous vendors.
•	Smart One teaching software - our proprietary expert systems based educational software; to be updated and revised to accommodate recent advances in presentation and transmission capabilities.

Research and Development

M Power is currently working with Digital Carmel Consulting and Telcordia to complete development of the prototype of the eDOORWAYS platform. We have completed the technical design specifications for the eDOORWAYS platform and distance learning component. During 2006 and 2005 we have spent approximately $25,000 in research and development and have plans to spend $500,000 in 2007 to complete the prototype of eDOORWAYS.

Customers

We currently have no customers and generate no revenues.

Intellectual Property and Proprietary Rights

In September, 2006, M Power completed the search for the mark of eDOORWAYS and it’s availability was confirmed. Notification of approval for registration for the mark was received in February, 2007, and completion of the registration is anticipated in the 2nd Quarter of 2007.

Employees

As of December 31, 2006, we had one (1) employee. During 2006, we relied on consultants rather than employment contracts.

ITEM 2. DESCRIPTION OF PROPERTY

On April 20, 2006, we leased office space in Santa Monica, California so that we could be near the development firm who is helping us to develop our web platform. The term of the lease is for twelve months, and ends April 20, 2007. Monthly rent on the space is $3,200. After the lease term expires, the office space is available on a month to month basis, with 30 days notice being required by either party to terminate the existing lease agreement.

ITEM 3. LEGAL PROCEEDINGS

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees. This amount has been accrued in our financial statements under the heading “Accrued Expenses”.

11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, and tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We defended the lawsuit, denied breach of the alleged lease agreement and further defended the claim for past due rents under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was tried on May 12, 2005. The Court ruled in our favor in the 11500 Northwest, LP case stating that the statute of limitations did apply in this case and a Take Nothing Judgment has been signed by the Court and is now final.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against MPE in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney’s fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group has appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it is now pending. Both sides have filed their briefs and it was set on the submission docket in the Court of Appeals for the end of February, 2007. There has been no ruling by the Court of Appeals as of this date.

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
Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. There is presently set a trial date of April 30, 2007.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Fiscal 2006	High	Low
First Quarter (1)	$0.02	$0.01
Second Quarter (1)	$0.00	$0.00
Third Quarter (1)	$0.00	$0.00
Fourth Quarter (1)	$0.00	$0.00

Fiscal 2005	High	Low
First Quarter (1)	$0.02	$0.00
Second Quarter (1)	$1.3000*	$0.2000*
Third Quarter (1)	$0.4000*	$0.0700*
Fourth Quarter (1)	$0.0750*	$0.0500*

*Split-adjusted

Holders

Our registrar and transfer agent is American Registrar and Transfer Co. 342 East 900 South, Salt Lake City, Utah 84111. There were approximately 186 holders of record of our Common Stock as of March 15, 2007.

Dividends

We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth.

Recent Sales of Unregistered Securities

Preferred Stock

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

Debt Securities

On April 18, 2006, M Power completed a financing agreement for $2,000,000 with private investors. Three traunches of financing were received on April 18, 2006, May 23, 2006 and August 4, 2006 in the amounts of $600,000, $700,000, and $700,000 respectively. M Power issued the Investors secured convertible debentures totaling $2,000,000 with a 6 percent interest rate and a maturity date of April 18, 2009, May 23, 2009, and August 4, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50 percent. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10.

Common Stock

In the year 2006, we issued 18,500,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $19,703. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

Lender	Date	Shares Converted	Conversion Price	Principle Converted
AJW Offshore Ltd	08/07/06	206,675	0.002400	$496.02
AJW Offshore Ltd	08/23/06	206,675	0.002000	$413.35
AJW Offshore Ltd	08/24/06	206,675	0.002000	$413.35
AJW Offshore Ltd	08/29/06	206,675	0.001926	$398.06
AJW Offshore Ltd	08/31/06	206,675	0.001926	$398.06
AJW Offshore Ltd	09/06/06	206,675	0.001864	$385.24
AJW Offshore Ltd	09/08/06	206,675	0.001864	$385.24
AJW Offshore Ltd	09/12/06	206,675	0.001864	$385.24
AJW Offshore Ltd	09/15/06	206,675	0.001800	$372.02
AJW Offshore Ltd	09/19/06	206,675	0.001776	$367.05
AJW Offshore Ltd	09/21/06	206,675	0.001714	$354.24
AJW Offshore Ltd	09/26/06	206,675	0.001426	$294.72
AJW Offshore Ltd	10/02/06	206,675	0.001264	$261.24
AJW Offshore Ltd	10/04/06	206,675	0.001226	$253.38
AJW Offshore Ltd	10/09/06	206,675	0.001100	$227.34
AJW Offshore Ltd	10/16/06	206,675	0.000924	$190.97
AJW Offshore Ltd	10/19/06	206,675	0.000924	$190.97
AJW Offshore Ltd	10/24/06	206,675	0.000924	$190.97
AJW Offshore Ltd	10/25/06	206,675	0.000862	$178.15
AJW Offshore Ltd	10/30/06	206,675	0.000862	$178.15
AJW Offshore Ltd	11/01/06	206,675	0.000862	$178.15
AJW Offshore Ltd	11/03/06	206,675	0.000862	$178.15
AJW Offshore Ltd	11/07/06	206,675	0.000960	$198.41
AJW Offshore Ltd	11/09/06	206,675	0.000786	$162.45
AJW Offshore Ltd	11/14/06	206,675	0.000862	$178.15
AJW Offshore Ltd	11/17/06	206,675	0.000862	$178.15
AJW Offshore Ltd	11/17/06	236,200	0.000862	$203.60
AJW Offshore Ltd	11/22/06	442,875	0.000824	$364.93
AJW Offshore Ltd	11/27/06	442,875	0.000798	$353.41
AJW Offshore Ltd	11/30/06	442,875	0.000798	$353.41
AJW Offshore Ltd	12/04/06	442,875	0.000798	$353.41
AJW Offshore Ltd	12/06/06	442,875	0.000786	$348.10
AJW Offshore Ltd	12/10/06	442,875	0.000786	$348.10
AJW Offshore Ltd	12/13/06	442,875	0.000724	$320.64
AJW Offshore Ltd	12/14/06	442,875	0.000724	$320.64
AJW Offshore Ltd	12/18/06	442,875	0.000724	$320.64
AJW Offshore Ltd	12/21/06	442,875	0.000724	$320.64
AJW Offshore Ltd	12/26/06	442,875	0.000724	$320.64
AJW Offshore Ltd	12/29/06	442,875	0.000676	$299.38
		10,924,250		$11,634.79

Lender	Date	Shares Converted	Conversion Price	Principle Converted
AJW Partners LLC	08/07/06	38,850	0.002400	$93.24
AJW Partners LLC	08/23/06	38,850	0.002000	$77.70
AJW Partners LLC	08/24/06	38,850	0.002000	$77.70
AJW Partners LLC	08/29/06	38,850	0.001926	$74.83
AJW Partners LLC	08/31/06	38,850	0.001926	$74.82
AJW Partners LLC	09/06/06	38,850	0.001864	$72.42
AJW Partners LLC	09/08/06	38,850	0.001864	$72.42
AJW Partners LLC	09/12/06	38,850	0.001864	$72.42
AJW Partners LLC	09/15/06	38,850	0.001800	$69.93
AJW Partners LLC	09/19/06	38,850	0.001776	$69.00
AJW Partners LLC	09/21/06	38,850	0.001714	$66.59
AJW Partners LLC	09/26/06	38,850	0.001426	$55.40
AJW Partners LLC	10/02/06	38,850	0.001264	$49.11
AJW Partners LLC	10/04/06	38,850	0.001226	$47.63
AJW Partners LLC	10/09/06	38,850	0.001100	$42.74
AJW Partners LLC	10/16/06	38,850	0.000924	$35.90
AJW Partners LLC	10/19/06	38,850	0.000924	$35.90
AJW Partners LLC	10/24/06	38,850	0.000924	$35.90
AJW Partners LLC	10/25/06	38,850	0.000862	$33.49
AJW Partners LLC	10/30/06	38,850	0.000862	$33.49
AJW Partners LLC	11/01/06	38,850	0.000862	$33.49
AJW Partners LLC	11/03/06	38,850	0.000862	$33.49
AJW Partners LLC	11/07/06	38,850	0.000960	$37.30
AJW Partners LLC	11/09/06	38,850	0.000786	$30.54
AJW Partners LLC	11/14/06	38,850	0.000862	$33.49
AJW Partners LLC	11/17/06	38,850	0.000862	$33.49
AJW Partners LLC	11/17/06	44,400	0.000862	$38.27
AJW Partners LLC	11/22/06	83,250	0.000824	$68.60
AJW Partners LLC	11/27/06	83,250	0.000798	$66.43
AJW Partners LLC	11/30/06	83,250	0.000798	$66.43
AJW Partners LLC	12/04/06	83,250	0.000798	$66.43
AJW Partners LLC	12/06/06	83,250	0.000786	$65.43
AJW Partners LLC	12/10/06	83,250	0.000786	$65.43
AJW Partners LLC	12/13/06	83,250	0.000724	$60.27
AJW Partners LLC	12/14/06	83,250	0.000724	$60.27
AJW Partners LLC	12/18/06	83,250	0.000724	$60.27
AJW Partners LLC	12/21/06	83,250	0.000724	$60.27
AJW Partners LLC	12/26/06	83,250	0.000724	$60.27
AJW Partners LLC	12/29/06	83,250	0.000676	$56.28
		2,053,500		$2,187.08

Lender	Date	Shares Converted	Conversion Price	Principle Converted
AJW Qualified Partners	08/07/06	99,750	0.002400	$239.40
AJW Qualified Partners	08/23/06	99,750	0.002000	$199.50
AJW Qualified Partners	08/24/06	99,750	0.002000	$199.50
AJW Qualified Partners	08/29/06	99,750	0.001926	$192.12
AJW Qualified Partners	08/31/06	99,750	0.001926	$192.12
AJW Qualified Partners	09/06/06	99,750	0.001864	$185.93
AJW Qualified Partners	09/08/06	99,750	0.001864	$185.93
AJW Qualified Partners	09/12/06	99,750	0.001864	$185.93
AJW Qualified Partners	09/15/06	99,750	0.001800	$179.55
AJW Qualified Partners	09/19/06	99,750	0.001776	$177.16
AJW Qualified Partners	09/21/06	99,750	0.001714	$170.97
AJW Qualified Partners	09/26/06	99,750	0.001426	$142.24
AJW Qualified Partners	10/02/06	99,750	0.001264	$126.08
AJW Qualified Partners	10/04/06	99,750	0.001226	$122.29
AJW Qualified Partners	10/09/06	99,750	0.001100	$109.73
AJW Qualified Partners	10/16/06	99,750	0.000924	$92.17
AJW Qualified Partners	10/19/06	99,750	0.000924	$92.17
AJW Qualified Partners	10/24/06	99,750	0.000924	$92.17
AJW Qualified Partners	10/25/06	99,750	0.000862	$85.98
AJW Qualified Partners	10/30/06	99,750	0.000862	$85.98
AJW Qualified Partners	11/01/06	99,750	0.000862	$85.98
AJW Qualified Partners	11/03/06	99,750	0.000862	$85.98
AJW Qualified Partners	11/07/06	99,750	0.000960	$95.76
AJW Qualified Partners	11/09/06	99,750	0.000786	$78.40
AJW Qualified Partners	11/14/06	99,750	0.000862	$85.98
AJW Qualified Partners	11/17/06	99,750	0.000862	$85.98
AJW Qualified Partners	11/17/06	114,000	0.000862	$98.27
AJW Qualified Partners	11/22/06	213,750	0.000824	$176.13
AJW Qualified Partners	11/27/06	213,750	0.000798	$170.57
AJW Qualified Partners	11/30/06	213,750	0.000798	$170.57
AJW Qualified Partners	12/04/06	213,750	0.000798	$170.57
AJW Qualified Partners	12/06/06	213,750	0.000786	$168.01
AJW Qualified Partners	12/10/06	213,750	0.000786	$168.01
AJW Qualified Partners	12/13/06	213,750	0.000724	$154.76
AJW Qualified Partners	12/14/06	213,750	0.000724	$154.76
AJW Qualified Partners	12/18/06	213,750	0.000724	$154.76
AJW Qualified Partners	12/21/06	213,750	0.000724	$154.76
AJW Qualified Partners	12/26/06	213,750	0.000724	$154.76
AJW Qualified Partners	12/29/06	213,750	0.000676	$144.50
		5,272,500		$5,615.44

Lender	Date	Shares Converted	Conversion Price	Principle Converted
New Millenium Capital	08/07/06	4,725	0.002400	$11.34
New Millenium Capital	08/23/06	4,725	0.002000	$9.45
New Millenium Capital	08/24/06	4,725	0.002000	$9.45
New Millenium Capital	08/29/06	4,725	0.001926	$9.10
New Millenium Capital	08/31/06	4,725	0.001926	$9.10
New Millenium Capital	09/06/06	4,725	0.001864	$8.81
New Millenium Capital	09/08/06	4,725	0.001864	$8.81
New Millenium Capital	09/12/06	4,725	0.001864	$8.81
New Millenium Capital	09/15/06	4,725	0.001800	$8.51
New Millenium Capital	09/19/06	4,725	0.001776	$8.39
New Millenium Capital	09/21/06	4,725	0.001714	$8.10
New Millenium Capital	09/26/06	4,725	0.001426	$6.74
New Millenium Capital	10/02/06	4,725	0.001264	$5.97
New Millenium Capital	10/04/06	4,725	0.001226	$5.79
New Millenium Capital	10/09/06	4,725	0.001100	$5.19
New Millenium Capital	10/16/06	4,725	0.000924	$4.37
New Millenium Capital	10/19/06	4,725	0.000924	$4.37
New Millenium Capital	10/24/06	4,725	0.000924	$4.37
New Millenium Capital	10/25/06	4,725	0.000862	$4.07
New Millenium Capital	10/30/06	4,725	0.000862	$4.07
New Millenium Capital	11/01/06	4,725	0.000862	$4.07
New Millenium Capital	11/03/06	4,725	0.000862	$4.07
New Millenium Capital	11/07/06	4,725	0.000960	$4.54
New Millenium Capital	11/09/06	4,725	0.000786	$3.71
New Millenium Capital	11/14/06	4,725	0.000862	$4.07
New Millenium Capital	11/17/06	4,725	0.000862	$4.07
New Millenium Capital	11/17/06	5,400	0.000862	$4.65
New Millenium Capital	11/22/06	10,125	0.000824	$8.34
New Millenium Capital	11/27/06	10,125	0.000798	$8.08
New Millenium Capital	11/30/06	10,125	0.000798	$8.08
New Millenium Capital	12/04/06	10,125	0.000798	$8.08
New Millenium Capital	12/06/06	10,125	0.000786	$7.96
New Millenium Capital	12/10/06	10,125	0.000786	$7.96
New Millenium Capital	12/13/06	10,125	0.000724	$7.33
New Millenium Capital	12/14/06	10,125	0.000724	$7.33
New Millenium Capital	12/18/06	10,125	0.000724	$7.33
New Millenium Capital	12/21/06	10,125	0.000724	$7.33
New Millenium Capital	12/26/06	10,125	0.000724	$7.33
New Millenium Capital	12/29/06	10,125	0.000676	$6.84
		249,750		$265.99

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information presented herein is based on our fiscal calendar.

Statements in this document that are not historical facts, including statements about plans and expectations regarding products and opportunities, demand and acceptance of new or existing product capital resources and future financial results are forward-looking. Forward-looking statements involve risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those expressed. These uncertainties and risks include changing consumer preferences, lack of success of new products, loss of the Company's customers, competition and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Twelve Month Plan of Operation

During the next 12 months, we will direct our resources to the development of the eDOORWAYS web platform. In order to achieve this goal, we have divested ourselves of any subsidiaries or other corporate relationships that did not directly support or complement the eDOORWAYS platform strategy and its development. We will continue to enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS platform.

We have been successful in 2006 in raising $2,000,000, which was funded during the second and third quarters of 2006. An additional $165,000 is committed and will be received March 30, 2007. M Power intends to spend $250,000 over the next two months to develop the prototype of the eDOORWAYS platform.

M Power is working with investment bankers to raise $10,000,000 in 2007 to facilitate the implementation of our business plan for the next 12 months. Our business plan assumes that the $10,000,000 of funding will be received by mid-year, 2007. In summary, this funding will be used for:
    * $1,000,000 in computer purchases and facility construction
    * $3,000,000 to retire existing debt
    * $6,000,000 as working capital and to launch the product successfully into the marketplace

More detailed descriptions of our revenue sources and use of the funds over the next 12 months is as follows:

Significant Equipment Purchases and Server Farm Construction:

M Power anticipates that we will need to purchase $750,000 in computer servers to maintain our activity during the first year, with replacement being required every three years. To properly house these servers, we plan to construct a facility in a strategic location, which has yet to be determined. We expect the cost of this facility to be approximately $250,000, and to be depreciated over 28 years.

Revenues:
Over the next 12 months, M Power anticipates generating a minimum of $2,500,000 in revenues from our e-Commerce platform, advertising , distance learning, consultative services and marketing services. The following defines our revenue streams mentioned above:

Revenue Stream Definitions

•
e-Commerce Platform - Revenue derived from the sale of goods and services to consumers. Retailers/manufacturers will pay us a "rake", or percentage, of each e-commerce transaction in return for our having facilitated the sale on our platform. We also anticipate the possibility of payment in consumer-to-consumer transactions.

•
Distance Learning - Revenue from the sale of educational services to consumers. Retailers will pay us a "transaction fee" for the use of our distance learning system platform and Smart One training technology to facilitate training they offer consumers. They will also ask us to assist them with creating the courses they offer.

•	Advertising Services - Revenue from retailers/manufacturers paid to us for placement of advertising tiles and for other anticipated advertising services.

•
Consultative Services - Revenue we receive in return for assisting retailers/manufacturers in creating and implementing their eDOORWAYS-based informational service to consumers. Retailers will be competing to assist consumers with their lifestyle problems. They may choose to show the consumer diagrams, animated reference information, and other forms of assistance. Or, they may choose to immerse the consumer in some form of relevant experience. Irrespective, we can help the retailer with these efforts.

•
Marketing Services - Revenue we receive for assisting retailers/manufacturers in using our proprietary consumer date to facilitate their product/service marketing efforts. This includes data mining fees, consultative fees for assisting with permission marketing campaigns, and consultative fees for assisting with CRM programs.

Operating and Overhead Expenses:

Production & Distribution Costs
•	Server Maintenance and Bandwidth is projected at $900,000
•	Software development and maintenance $1,350,000

Staffing Increases
We intend to increase our employees from 1 to 16 in year one at an estimated cost of $1,290,000 as detailed below:
•	CEO $240,000
•	3 Professionsals - $210,000
•	6 production staff members - $420,000
•	6 sales/marketing staff $420,000

Overhead Costs
•	Audit and accounting costs are budgeted at $350,000 during the next 12 months
•	Legal fees are anticipated being approximately $210,000
•	Facilities cost is expected to be $120,000, which includes server farm building maintenance
•	Travel and entertainment of $100,000

Other Costs
•	Corporate recapitalization - $50,000
•	Filing and legal fees for listing on Amex/Nasdaz $150,000
•	Annual Amex/Nasdaq fee is $75,000

Liquidity

Based on our current cash position of $598,000, and the $165,000 of funding to be received March 30, 2007, we will not be able to meet our current operating costs, and initial development costs for the next twelve months.  To fully implement our current business plan, we will need to raise an additional $10,000,000, as discussed, by mid-year, 2007. We are currently in negotiations to secure this additional funding through efforts with investment bankers.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms

To the Board of Directors of:
M Power Entertainment, Inc.

We have audited the accompanying balance sheet of M Power Entertainment, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of M Power Entertainment, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a loss from operations of $4,464,591, a negative cash flow from operations of $1,147,535, a working capital deficiency of $4,450,271 and a stockholders' deficiency of $4,275,133. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 19, 2007

Except for note 11,
as to which the date is March 29, 2007
_______

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 15, 2006, except for
Note 9 as to which the
date is April 18, 2006

M POWER ENTERTAINMENT, INC.
BALANCE SHEETS
For the Year Ended December 31,
	2006	2005 Consolidated (Restated)
ASSETS
CURRENT ASSETS
Cash	$728,393	$75,928
Prepaid Insurance	14,809	-
OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $96,439	295,191	-
Deposits	4,800	4,000
Fixed Assets, net of accumulated depreciation of $1,105 and $208, respectively	4,444	4,999
TOTAL ASSETS	$1,047,637	$84,927

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$51,512	$189,692
Accounts payable - related parties	-	19,306
Accrued expenses	826,781	899,964
Accrued expenses - related parties	-	16,649
Notes Payable	157,798	107,000
Convertible debenture derivative liability	4,157,382	-
Total current liabilities	5,193,473	1,232,611

LONG TERM LIABILITIES
Convertible debentures 6%, net of discount of $1,851,000	129,297	-
Total long term liabilities	129,297	-
Total liabilities	5,322,770	1,232,611

STOCKHOLDERS' DEFICIT
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 0 shares issued, respectively	1	-
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 75,497,688 and 42,657,688 shares issued and outstanding, respectively	75,498	42,658
Additional paid-in capital	61,398,052	60,093,751
Accumulated Deficit	(65,748,684)	(61,284,093)
Total stockholders' deficit	(4,275,133)	(1,147,684)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,047,637	$84,927

See summary of significant accounting policies and notes to financial statements.

M POWER ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
For the Year Ended December 31,
	2006	2005 Consolidated (Restated)
OPERATING EXPENSES
Depreciation and amortization	$555	$550
Compensation expense	1,042,976	-
Professional fees	401,848	721,111
General and administrative	700,165	13,718,866
Lawsuit settlement	14,500	-
Total operating expense	2,160,044	14,440,527

LOSS FROM OPERATIONS	(2,160,044)	(14,440,527)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(372,144)	(79,405)
Gain/(Loss)on derivative liability	(2,071,004)	-
Gain on release of debt	138,601	799,235
Total other income (expenses)	(2,304,547)	719,830

LOSS FROM CONTINUING OPERATIONS	(4,464,591)	(13,720,697)

INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS	-	(136,839)

NET LOSS	$(4,464,591)	$(13,857,536)

BASIC AND DILUTED LOSS PER SHARE
Basic and diluted loss from continuing operations	$(0.08)	$(0.70)
Basic and diluted loss from discontinued operations	$-	$(0.01)
Total basic and diluted loss per share	$(0.08)	$(0.71)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,702,161	19,397,905

See summary of significant accounting policies and notes to financial statements.

M Power Entertainment Inc
Statements of Stockholder Equity (deficit)
	Preferred Stock		Common Stock @ Par .001		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total
	Shares	Amount	Shares	Amount
Balance, December 21,2004	-	-	1,112,731	$1,113	$46,850,129	$(47,426,557)	(500,000)	$(1,075,315)

Common stock issued for services			41,544,957	41,545	13,243,622			13,285,167
Stock Subscriptions deemed uncollectible							500,000	500,000
Net loss for the year ended December 31,2005						(13,857,536)		(13,857,536)

Balances, December 31,2005 (Restated)	-	-	42,657,688	$42,658	$60,093,751	$(61,284,093)	-	$(1,147,684)

Common stock issued for services			14,340,000	14,340	487,949			502,289
Common stock issued for conversion of debt			18,500,000	18,500	1,203			19,703
Preferred stock to G Kimmons	1,000	1			762,975			762,976
Derivitave liability converted to equity upon conversion of debt					52,174			52,174
Net loss for the year ended December 31, 2006						(4,464,591)		(4,464,591)

Balances, December 31, 2006	1,000	$1	75,497,688	$75,498	$61,398,052	$(65,748,684)	-	$(4,275,133)

See summary of significant accounting policies and notes to financial statements.

M POWER ENTERTAINMENT
STATEMENTS OF CASH FLOW
For the Year Ended December 31,
	2006	2005
		Consolidated
Cash flows from operating activities:		(Restated)
Net Loss	$(4,464,591)	$(13,857,536)
Adjustments To Reconcile Net Loss to Net Cash used in Operating Activities
Depreciation	555	550
Amortization of offering costs	96,439	-
Amortization of note payable discount	149,000	-
Gain on disposal of liabilities	(138,601)	(799,235)
Stock issued for services	1,265,265	13,628,609
Discontinued operations	-	136,839
Stock subscriptions deemed un-collectible	-	500,000
(Gain)/Loss on Derivative Liability	2,017,927	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	-	183,104
Other current assets	-	3,473
Prepaid expense	(14,809)	-
Deposits	(800)	-
Accountspayable related party	(19,306)	(152,525)
Accrued expenses related party	(16,649)	-
Accrued expenses	116,216	-
Accounts payable	(138,181)	54,474
Net cash used in operating activities	(1,147,535)	(302,247)

Proceeds from disposition of assets	-	9,964
Purchase of property, plant, and equipment		(5,549)
Deposit		(4,000)
Net cash provided by (used in) investing activities	-	415

Cash flows from financing activities:
Proceeds from related party notes payable	-	269,109
Payments on related party notes payable	-	(269,109)
Notes payable, net of offering costs	1,800,000	280,000
Net cash provided by financing activities	1,800,000	280,000

Net increase (decrease) in cash	652,465	(21,832)
Cash at beginning of year	75,928	54,096
Cash at end of year	$728,393	$75,928

Non Cash investing and financing

Issued warrants for offering costs	$191,630	$-
Conversion of Derivative Liability	$52,174	$-
Conversion of N/P into equity	$19,703	$-
Derivative Liability	$2,000,000	$-

See summary of significant accounting policies and notes to financial statements.

M Power Entertainment, Inc.
Notes to the Financial Statements
December 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Nature of Business

The Company is a non-operating entity incorporated in Delaware in 1988, under the name "Technicraft Financial, Ltd." In August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and changed its name to GK Intelligent Systems, Inc. Through 1999, the company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data. The Company changed its name in 2005 to M Power Entertainment, Inc. M Power plans to create a lifestyle information/entertainment platform named eDOORWAYS, designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community.

eDOORWAYS is a web-based personal lifestyle information enhancement and problem solving gateway, lifestyle information source, and business-to-consumer marketplace. Our business strategy is to obtain revenue from lifestyle product and service purchases made while consumers visit our marketplace.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, M Power considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These accounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2006, the Company had approximately $650,890 in excess of FDIC insurance limits.

Revenue Recognition

M Power recognizes revenues when services have been performed, collections are reasonably assured and no further obligations exist. M Power had no revenues from continuing operations in 2006 or 2005.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from timing differences. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

	For the years ended December 31,
	2006		2005

Net loss, as reported		$(4,464,591)	$(13,857,536)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		-	(36,022)
Pro forma net income (loss)		$(4,464,591)	$(13,893,588)
Basic - pro forma		$(0.08)	$(0.71)
Diluted - pro forma	$	(0.08)	$(0.71)

Property, Plant & Equipment

Property and equipment are carried at cost and as of December 31, 2006, and consists solely of computer equipment. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives of three years. Accumulated depreciation as of December 31, 2006 amounted to $1,105.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Reclassification

Certain 2005 balances have been reclassified to conform with the 2006 financial statement presentation.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” The 2,828,995,714 and 0 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2006 and 2005, because their inclusion is anti-dilutive. The 47,344,920 and 678,253 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2006 and 2005 because their inclusion is anti-dilutive.

Recently issued accounting pronouncements

M Power does not expect the adoption of the following recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FAS 133, Accounting for Derivative Instruments and Hedging Activities and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company expects to adopt this statement effective January 1, 2007 and does not expect it to have a material effect on the financial statements.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In September 2006, FASB issued FAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

Note 2 - Restatement

Our financial statements for the year ended December 31, 2005 included herein have been restated for the following significant errors in the previously issued financial statements:

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

Note 3 - Convertible Debentures

On April 18, 2006, M Power completed a financing agreement for $2,000,000 with private investors. Three traunches of financing were received on April 18, 2006, May 23, 2006 and August 4, 2006 in the amounts of $600,000, $700,000, and $700,000 respectively. M Power issued the Investors secured convertible debentures totaling $2,000,000 with a 6 percent interest rate and a maturity date of April 18, 2009, May 23, 2009, and August 4, 2009. The debentures are convertible into common shares at a discount (using the "Applicable Percentage") of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50 percent. M Power simultaneously issued to the private investors seven year warrants to purchase 30,000,000 common shares at an exercise price of $0.10.

M Power evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in M Power being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of M Power's control, this results in the these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

Notes Payable	$1,980,297
Discount	$1,851,000
Net	$129,297

Annual maturities of outstanding debt as of December 31, 2006 were as follows:

2006	$-
2007	$-
2008	$-
2009	$1,980,297

Note 4 - Notes Payable

At December 31, 2006, M Power had various unsecured notes payable totaling $102,000 bearing imputed interest rates from 8% to 18% per annum, and accrued interest of $55,798 for a total of $157,798 as of December 31, 2006. These notes payable are due on demand. M Power is not currently making payments on any of these notes and is periodically reflecting gain from extinguishment of debt as the statute of limitations expires on individual note payment obligations.

M Power received $280,000 in loan proceeds from related parties during 2005. $275,000 was forgiven in 2005 an $5,000 was forgiven in 2006.

Gain on Extinguishment of Debt

M Power has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding since 1999 when we became dormant. Our policy has been to write off these debts as they become unenforceable, generally within the four year statute of limitations, as advised by counsel. $138,601 and $799,235 have been written off in 2006 & 2005, respectively.

Interest expense related to these notes payable during 2006 and 2005 was $103,601 and $79,405, respectively.

Note 5 - Federal Income Tax

At December 31, 2006, M Power had net operating loss carryforwards of approximately $5,684,451 that may be offset against future taxable income. All other losses incurred by M Power in 2005 and previous years are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $19,750 annually through the year ending December 31, 2025.

The Valuation allowance at December 31, 2005 was $156,981. The net change in valuation allowance for the year ended December 31,2006 was an increase of $2,102,134.

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years end December 31,2006

	2006	2005
Deferred tax asset
Net operating loss carryforward	$2,259,115	$134,300
Other	-	-
Total gross deferred tax assets	$2,259,115	$134,300
Less: Valuation allowance	(2,259,115)	(134,300)
Net deferred tax asset	$-	$-

Note 6 - Commitments and Contingencies

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

11500 Northwest, L.P. 11500 Northwest, L.P. commenced litigation against us on October 31, 2003 in the 11th Judicial District Court for Harris County, Texas (Cause No. 2003-60705). This case relates to a breach of a lease agreement allegedly entered into on or about March 5, 1999 for certain office space we never occupied. Plaintiff is requesting past due rents of an unspecified amount, broker's commission of $21,806, and tenant improvements of $51,439, attorney's fees, costs, and prejudgment interest. We defended the lawsuit, denied breach of the alleged lease agreement and further defended the claim for past due rents under Section 16.004 of the Texas Civil Practice & Remedies Code, i.e. we believe that the statute of limitations has tolled some or all of the claims. The case was heard on May 12, 2005. The Court ruled in our favor in the 11500 Northwest, LP case stating that the statute of limitations did apply in this case and a Take Nothing Judgment has been signed by the Court and is now final.

Marathon Oil Company. A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading “accrued expenses” on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "accrued expenses."

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against MPE in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney’s fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group has appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it is now pending. Both sides have filed their briefs and it has been set on the submission docket in the Court of Appeals at the end of February, 2007. There has been no ruling by the Court of Appeals as of this date.

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

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785. There is presently set a trial date of April 30, 2007. Management feels that the case is without merit and based on Ms. Slater’s consulting agreement, she has been paid in full. Management intents to defend the lawsuit vigorously.

Employment Agreement

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

Note 7 - Stock Options and Warrants

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

The following table is an analysis of warrants for the purchase of M Power's common stock outstanding as of December 31, 2006 & 2005.

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	678,253	$0240	28,253	0.013
Granted	-	-	650,000	0.227
Expired/Cancelled	-		-	-
Exercised	-	-	-	-
Outstanding, end of year	678,253	$0.240	678,253	$0.240
Exercisable	678,253	$0.240	678,253	$0.240

2005	Outstanding			Exercisable
Range of Exercise Prices	Number of Outstanding at Dec. 31, 2005	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2005	Weighted Average Exercise Price
$0.05	100,000	0.39	$0.007	100,000	$0.007
$0.08	300,000	0.89	0.035	300,000	0.035
$0.32	28,253	0.25	0.013	28,253	0.013
$0.50	250,000	0.98	0.184	250,000	0.184
	678,253	2.51	$0.240	678,253	$0.240

2006	Outstanding			Exercisable
Range of Exercise Prices	Number of Outstanding at Dec. 31, 2006	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2006	Weighted Average Exercise Price
$0.05	100,000	0.24	$0.007	100,000	$0.007
$0.08	300,000	0.44	0.035	300,000	0.035
$0.32	28,253	0.21	0.013	28,253	0.013
$0.50	250,000	0.62	0.184	250,000	0.184
	678,253	1.51	$0.240	678,253	$0.240

In addition, M Power periodically issues warrants to purchase common stock as an incentive, as compensation for services or settlement of debt to officers, directors, employees, and consultants.

M Power has warrants outstanding to purchase 46,666,667 shares that were issued in connection with financing transactions. All of these warrants are currently exercisable. These warrants have an exercise price of $0.10 and expire in 2009.

Note 8 - Stockholders Equity

SERIES D PREFERRED STOCK

On January 20, 2006, M Power amended its Articles of Incorporation to include 1,000 shares of Series D preferred at a par value is one-tenth of one cent ($0.001). These shares were issued to CEO Gary Kimmons. The Series D Preferred shares have the same dividend rights as the common stock of M Power and gives Mr. Kimmons the right to vote on all shareholder matters equal to 51 percent of the total vote. These shares of stock were issued for services and are valued at $762,976.

INCREASE IN AUTHORIZED SHARES

On June 27, 2006, M Power filed a Certification of Amendment of Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of our common stock to one billion (1,000,000,000). The par value of each of such shares is one one-tenth of one cent ($0.001) dollars. The Board of Directors is expressly vested with the authority to fix the voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions on any shares issued by the corporation.

COMMON STOCK ISSUANCES

During 2005, we issued 41,544,957 shares of our common stock for services, the fair value on the date of grant was $13,628,609. We wrote off $500,000 of stock subscription as uncollectible. This was reported as part of our acquisition costs during 2005 as it was related to our aborted entity acquisitions.

During 2006, we issued common stock for services in the amount of 14,340,000 shares, the fair value on the dates of grant were $502,289.

In the year 2006, we issued 18,500,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $19,703. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

REVERSE STOCK SPLIT

On May 18, 2005, M Power effected a reverse stock split of its authorized and issued common stock on a one share for two hundred share basis. Following the reverse stock split, total outstanding shares of common stock was reduced to 1,374,759 shares. Also effective on May 18, 2005, M Power's trading symbol on the Over the Counter Bulletin Board was changed from "GKIG" to "MPWE."

M Power retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of M Power's common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Note 9 - Related Party Transactions

Related party transactions include transactions with the President and Chief Executive Officer, Mr. Gary Kimmons. Transactions with Mr. Kimmons included in these financial statements include accounts payable and accrued expenses as of December 31, 2005 totaling $35,955. The statement of operations for the years ended December 31, 2005 includes interest expense to Mr. Kimmons in the amounts of $16,649. The statements of cash flows reflect short term borrowings of $549,109 for the year ended December 31, 2005 as well as repayments of short-term borrowings in the amounts of $549,109.

Note 10 - Going Concern

As reflected in the accompanying financial statements, the Company has a loss from operations of $4,464,591, a negative cash flow from operations of $1,147,535, a working capital deficiency of $4,450,271 and has a stockholders deficiency of $4,275,133. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 11 - Subsequent Events

The existing non-employee director agreement with Dick Meador expired on December 31, 2006, and it is under mutual agreement that he will no longer be on the Corporation’s Board of Directors as of January 1st, 2007; and the corporation executed a non-employee director agreement with Lance Kimmons on January 1st 2007, hereby making him a member of the Board. Lance Kimmons has joined the Board of Directors of M Power Entertainment as of January 1st 2007, and in the event that he elects to receive 50,000 shares of the Corporation’s common stock in lieu of options or warrants as compensation for services rendered, that American Registrar & Transfer Co., the transfer agent and registrar for the Corporation’s common stock, is hereby authorized and instructed to make such issuance.

M Power entered into a contract with Booke and Company Inc., an investor relations firm, on August 1st, 2006. The terms of this contract cover a seven month period beginning August 1, 2006. The monthly retainer was $5,800 through the end of 2006. The contract has recently been extended an additional 6 months at the rate of $6,000 per month. Booke will perform services for M Power in all areas generally considered to be investor relations.

M Power Entertainment and certain investors have entered into a Securities Purchase Agreement dated as of March 26, 2007 providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $165,000 and warrants to purchase an aggregate of 1,500,000 shares of the Company’s Common Stock for the aggregate consideration of $165,000. Funding of the $165,000 is expected to be completed on March 30, 2007.

Conversions

During 2007, M Power issued 72,560,000 shares of its common stock to retire $45,820 of convertible notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE

Effective October 4, 2006, the client auditor relationship between M Power Entertainment, Inc. (the "Company") and Malone & Bailey, PC, Certified Public Accountants, ("Malone") ceased as the former accountant was dismissed. Effective October 10, the Company engaged Webb & Company, P.A., Certified Public Accountants ("Webb") as its principal independent public accountant for the fiscal year ended December 31, 2006. The decision to change accountants was recommended and approved by the Company's Board of Directors effective October 4, 2006. The Company had no disagreement with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Changes in Internal Controls over Financial Reporting.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of M Power for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services, the failure to properly record its failed acquisitions and disclosure controls relating to such transactions during the interim periods of 2005. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and were appropriately recorded and disclosed in the Form 10-KSB/A for the year end December 31, 2005. During 2006, we took remediation steps by obtaining training for our new bookkeeper and working with outside advisors. We believe these actions have strengthened our internal control over financial reporting and address the weaknesses identified above, although we are continuing to identify, evaluate and implement additional measures to improve our internal control over financial reporting.

Other than the remediation steps described above, there have been no changes in our system of internal controls over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

Directors and Executive Officers

Name	Age	Position
Gary F. Kimmons	57	Chairman of the Board President Chief Executive Officer Chief Financial Officer
Dick Meador	58	Director
Kathryn Kimmons	54	Director Secretary

GARY F. KIMMONS, Age 57, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a Bachelor of Science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

DICK MEADOR, age 58, previously served as Area Manager for Barrand, Inc., a large regional service provider in the food and beverage industry located in Pensacola, FL . Prior to Barrand, Mr. Whataburger, Mississippi Gulf Coast. Meador was COO/Partner in WQSR LP He was responsible for all issues corporate operations. Prior to his tenure with Whataburger, Inc., Meador worked with several other large food service providers in a similar capacity. Mr. Meador attended The University of Arkansas and the University of Houston, majoring in Economics and Psychology.

KATHRYN KIMMONS, age 54, currently serves as the Secretary and a
Director and has held the position from June, 2002. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is experienced merchandising presentation, interior and retail buying.

Family Relationships

Gary Kimmons and Kathryn Kimmons are husband and wife. Lance Kimmons is the son of Gary and Kathryn Kimmons.

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2006, none of the officers, directors and more than 10% beneficial owners have filed Form 5's with the SEC.

Code of Ethics

M Power has adopted a code of ethics for our principal executive officers, which is posted on our internet website at www.mpe.us.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
Gary F. Kimmons	Salary	Bonus	Other	Restricted stock awards	Options/SARs	Long term compensation payouts	All other compensation

2006	$240,000	$40,000					$762,976
2005	$240,000
2004	$240,000

*	Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

*
For 2006 and 2005, Mr. Kimmon's base salary was $240,000. In 2005, Mr. Kimmon's was paid through the issuance of 4,500,000 (pre-split) shares of common stock in February, 2005, which issuance paid overdue accrued compensation for 2004.

*	In 2006, Mr. Kimmons was issued 1,000 shares of Series D Preferred Stock. These shares were issued for services and were valued at $762,976.

*	In 2006, Mr. Kimmons was paid a $40,000 performance bonus for services provided in 2006.

*
For 2005, Mr. Kimmon's base salary was $240,000. $118,760 of which was paid in cash, $20,000 of which was paid through the issuance of warrants to acquire 80,000 shares of common stock exercisable at $0.35 per share until December 31, 2007, and $101,239 of which was paid on March 25, 2004 in the form of 8,230,861 shares of restricted common stock issued to Mr. Kimmons at a price of $0.0123 per share. In 2002, Mr. Kimmons received a base salary of $240,000, $130,000 of which was paid through the issuance of 1,300,000 post-reverse split adjusted restricted shares of common stock and $110,000 of which was paid in 2003 in the form of a warrant entitling Mr. Kimmons to (3) January 31, 2006. The agreement defines a change of control as:(1) any person acquiring 30% of Company or if Mr. Kimmons' voting rights are outstanding shares, (2) if during a two year the board of directors (and any new on purchase 520,000 shares of common stock at a price of $0.35 per share.

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

All issuances in 2006 and 2005 were made against the 2004 plan. On August 22, 2005, the 2004 Stock Option Plan was amended to add 40,000,000 shares to the plan and became effective on September 9, 2005.

As of December 31, 2006, there were non-qualified stock options outstanding to purchase 678,253 shares of common stock, of which 678,253 were exercisable. For the fiscal year ended December 31, 2006, the Company did not maintain any long-term retirement or other benefit plan, except as described in this report.

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

All issuances in 2006 and 2005 were made against the 2004 plan.

Option Grants Table

The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2005.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
Name	Number of Securities Underlying Options Granted (#)	% Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/sh.) (1)	Expiration Date
Gary Kimmons	0	0	0	(Note 1)
Kathryn Kimmons	0	0	0	0
Dick Meador	300,000	100	0.08	12/31/10

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

Option Exercise and Year End-Value Table

The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal 2005, on a post-reverse split adjusted basis:

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUE
			Number of Securities Underlying Unexercised Options/Warrants at Fy-End		Value of Unexercised In-The-Money Options at Fy-End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable (E) / Unexercisable (U)		Exercisable(E) / Unexercisable (U)
Gary Kimmons	0	0	18,000(E)/5,000(U	)	0(E)/0(U	)
Dick Meador	0	0	304,500(E)/0(U	)	0(E)/0(U	)
Kathryn Kimmons	0	0	0(E)/0(U	)	0(E)/0(U	)

*Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2005.

(1) Includes warrants to purchase 3,000 shares of Company Common Stock exercisable at $70.00 per share, which were fully vested as of December 31, 2003. None of the warrants have been exercised, nor have any expired as of the date of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ©
Equity compensation plans approved by security holders	678,253	0.2404	39,321,747
Equity compensation plans approved by security holders	NA	NA	NA
Total	678,253	0.2404	39,321,747

The following table sets forth security ownership information as of the close of business on March 24, 2006, for any person or group, known by the Company to own more than five percent (5%) of our voting securities. The information set forth in this Item 11 has been adjusted to reflect the 1:200 reverse stock split effected May 18, 2005.

Name of Beneficial Owner	Number of Shares Beneficially Owned	% of Outstanding Shares
Gary F. Kimmons (2) (3)	13,115,742	18.1%
Kathryn Kimmons (4)	13,115,742	18.1%
Steven Reuther	8,888,888	12.3%

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares
Gary F. Kimmons (2) (3)	13,115,742	18.10%
Kathryn Kimmons (4)	13,115,742	18.10%
Dick Meador (5)	304,500	0.17%
All directors and executive officers (3 persons)	13,420,242	26.505

1.	All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

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

3.
Both our 2003 Stock Option Plan and 2004 Stock Option Plan have “change in control" or "transfer of control" provisions, which permit options to have accelerated or immediate vesting, and provide for certain other rights, in the event of a "change in control" or “transfer of control", as defined in the respective plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related party transactions include transactions with the President and Chief Executive Officer, Mr. Gary Kimmons. Transactions with Mr. Kimmons included in these financial statements include accounts payable and accrued expenses as of December 31, 2005 totaling $35,955. The statement of operations for the years ended December 31, 2005 includes interest expense to Mr. Kimmons in the amounts of $16,649. The statements of cash flows reflect short term borrowings of $269,109 for the year ended December 31, 2005 as well as repayments of short-term borrowings in the amounts of $269,109. There were no related party transactions in 2006.

ITEM 13. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-KSB, or are incorporated herein by reference. Items filed as part of this Form 10-KSB are identified in such Exhibit Index by the symbol “*”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal years ended December 31, 2006 and 2005 were Hanson, Barnett, and Maxwell, CPAs of Salt Lake City, Utah; HJ Associates of Salt Lake City, Utah; Webb & Company, PA, of Boynton Beach, Florida; and Malone & Bailey, PC, of Houston, Texas.

(a) Audit Fees. During the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Hanson, Barnett, and Maxwell, CPAs; HJ Associates; Webb & Company; and Malone & Bailey for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was $99,679 and $28,226, respectively.

(b) Audit-Related Fees. During the fiscal years ended December 31, 2006 and 2005 our auditors Webb & Company and Malone & Bailey did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2006 and 2005.

(d) Other Fees. During the fiscal years ended December 31, 2006 and 2005, our auditors did not receive any fees for services rendered, other than those described above.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years 2005 and 2006, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

The audit committee approved the appointment of Webb & Company, P.A. on October 4, 2006, as our independent registered public accounting firm engaged by the company for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the company.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

M Power Entertainment Inc.

Dated: March xx, 2007	/s/ Gary F. Kimmons
By: Gary F. Kimmons, Its: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March xx, 2007	/s/ Gary F. Kimmons
Gary F. Kimmons, Director

Dated: March xx, 2007	/s/ Dick Meador
Dick Meador, Director

Dated: March xx, 2007	/s/ Kathryn Kimmons
Kathryn Kimmons, Director

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

Exhibit Number	Description of Exhibit

3.6	Certificate of Amendment to the Certificate of Incorporation filed on June 27, 2006 (included as Exhibit 3.6 to the Form 10-QSB filed June 10, 2006 and incorporated herein by reference).

10.32	Callable Secured Note between the Company and AJW Partners LLC., dated April 18,2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.33	Callable Secured Note between the Company and AJW Offshore LTD., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.34	Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.35	Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.36	Stock Purchase Warrant between the Company and AJW Partners LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.37	Stock Purchase Warrant between the Company and AJW Offshore LTD., dated April 18, 2006 (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.38	Stock Purchase Warrant between the Company and AJW Qualified Partners, LLC., dated April 18, 2006.(Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.39	Stock Purchase Warrant between the Company and New Millennium Capital Partners II, LLC., dated April 18, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

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

10.44	Stock Purchase Warrant between the Company and E-Lionheart Associates, LLC/ DBA Fairhills Capital dated April 18, 2006. (Filed with Form 10- SB on May 17, 2006 and incorporated herein by reference).

10.45	Structuring Agreement between the Company and Lionheart Associates, LLC/ DBA Fairhills Capital dated March 6, 2006. (Filed with Form 10-QSB on May 17, 2006 and incorporated herein by reference).

10.49	Consulting Agreement between the Company and Booke and Company Inc dated August 1, 2006. (Filed with Form 10-QSB on August 21, 2006 and incorporated herein by reference).

10.50	Callable Secured Note between the Company and AJW Partners LLC., dated August 4,2006. (Filed with Form 10-QSB on November 17, 2006 and incorporated herein by reference).

10.51	Callable Secured Note between the Company and AJW Offshore LTD., dated August 4, 2006. (Filed with Form 10-QSB on November 17, 2006 and incorporated herein by reference).

10.52	Callable Secured Note between the Company and AJW Qualified Partners, LLC, dated August 4, 2006 (Filed with Form 10-QSB on November 17, 2006 and incorporated herein by reference).

10.53	Callable Secured Note between the Company and New Millennium Capital Partners II, LLC., dated August 4, 2006. (Filed with Form 10-QSB on November 17, 2006 and incorporated herein by reference).

10.54	Non-employee director agreement with Lance Kimmons making him a member of the Board on January 1st 2007. (Filed herewith).

10.55	Securities Purchase Agreement dated March 30, 2007 by and among the Company and the Investors (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

10.56	Form of Callable Convertible Secured Note by and among the Company and the Investors (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

10.57	Form of Stock Purchase Warrant by and among the Company and the Investors (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

10.58	Registration Rights Agreement dated March 30, 2007 by and among the Company and the Investors (incorporated by reference from Exhibit 4.4 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

10.59	Security Agreement dated March 30, 2007 by and among the Company and the Investors (incorporated by reference from Exhibit 4.5 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

10.60
Intellectual Property Security Agreement dated March 30, 2007 by and among the Company and the Investors (incorporated by reference from Exhibit 4.6 of the Company’s Current Report on Form 8-K dated March 30, 2007 and filed on March 30, 2007).

16.1	Letter Regarding Change in Certifying Accountant (incorporated by reference from Exhibit 16.1 of the Company’s Current Report on Form 8-K dated November 1, 2006 and filed on November 1, 2006).

31.1	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).