Form 10QSB
period 2007-05-11
M POWER ENTERTAINMENT INC.
filed 2007-05-15
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended March 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of May 08, 2007, there were 212,867,688 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☒

M POWER ENTERTAINMENT, INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$597,110	$728,393
Prepaid Insurance	8,045	14,809
OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $139,550 and $96,439, respectively	268,580	295,191
Deposits	4,800	4,800
Fixed Assets, net of accumulated depreciation of $1,244 and $1105, respectively	4,305	4,444
TOTAL ASSETS	$882,840	$1,047,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$77,436	$51,512
Accounts payable - related parties	-	-
Accrued expenses	864,296	826,781
Accrued expenses - related parties	-	-
Notes Payable	162,388	157,798
Convertible Debenture Derivative Liability	3,446,830	4,157,382
Total Current Liabilities	4,550,950	5,193,473

LONG TERM LIABILITIES
Convertible Debentures 6%, net of discount of $2,039,508 and $1,851,000, respectively	151,775	129,297
Total Long Term Liabilities	151,775	129,297

TOTAL LIABILITIES	4,702,726	5,322,770

STOCKHOLDERS' DEFICIT
Series D Preferred Stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 0 shares issued, respectively	1	1
Common Stock, $0.001 par value per share; 1,000,000,000 shares authorized; 169,637,688 and 75,497,688 shares issued and outstanding, respectively	169,638	75,498
Additional Paid-In Capital	61,537,739	61,398,052
Accumulated Deficit	(65,527,263)	(65,748,684)
Total Stockholders' Deficit	(3,819,885)	(4,275,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$882,840	$1,047,637

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months March 31,
	2007	2006
OPERATING EXPENSES
Depreciation and amortization	$139	$139
Compensation expense	130,000	808,776
Professional fees	107,913	45,888
General and administrative	45,556	485,743
Total operating expense	283,608	1,340,546

LOSS FROM OPERATIONS	(283,608)	(1,340,546)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(160,590)	(14,277)
Gain/(Loss) on derivative liability	665,619
Total other income (expenses)	505,029	(14,277)

NET INCOME (LOSS)	$221,421	$(1,354,823)

BASIC INCOME ( LOSS) PER SHARE	$0.01	$(0.03)

DILUTED (LOSS) PER SHARE	$(0.00)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,509,978	49,668,101

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,885,652,835	49,668,101

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC
STATEMENTS OF CASH FLOW
(unaudited)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$221,421	(1,354,815)
Adjustments To Reconcile Net Income (Loss) To Cash
(Used In) Operating Activities
Depreciation and Amortization Expense	139	139
Common Stock And Warrants Issued For Services		1,190,687
Gain/(Loss) On Derivative	(665,619)
Interest And Loan Disc Fees	160,590
Cancellation of Stock issued for services	(29,000)
Changes In Operating Assets And Liabilities:	-
Other Current Assets	6,764
Accounts Payable And Accrued Expenses	25,922	87,411
Accounts Payable And Accrued Expenses Related Party	-	1,294

Net Cash Used In Operating Activities	(279,783)	(75,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Issuance Of New Debt	148,500
-
Net Cash Provided By Financing Activities	148,500	-
-

NET INCREASE (DECREASE) IN CASH	(131,283)	(75,284)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	728,393	75,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$597,110	$644

NON CASH INVESTING AND FINANCING
Conversion of Derivative Liability	111,044	-
Conversion of Note Payable into Equity	52,894	-

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M Power Entertainment, Inc.
Notes to Financial Statements
March 31, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying interim consolidated financial statements of M Power Entertainment, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in M Power's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company does not anticipate the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

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

NOTE 3 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,500,000 shares of our common stock (the “Warrants”).

The Notes carry an interest rate of 8% and a maturity date of March 30, 2010. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month’s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.0016.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

M Power evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in M Power being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of M Power's control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

The carrying value of the note at March 31, 2007 was determined as follows:

Face value of notes	$2,092,403
Less: Discount for fair value of derivatives	$1,940,627
Carrying value at March 31, 2007	$151,776

The fair values and changes in the derivative liabilities are as follows:

		Inception		March 31,2007	Gain/(Loss)
Embedded derivative		$4,847,522		$3,437,001	$1,410,521
Freestanding derivative		$191,630		$9,829	$181,801
Fair value of derivatives in excess of proceeds at inception	$		$		$(926,703)
Totals		$5,039,152		$3,446,830	$665,619

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants were as follows:

Volatility	221%
Discount Rate	4.88%
Term in years	7
Warrant Date	March 30,2007
Exercise price	$0.0016
Stock price	$0.0006

During 2007, M Power has issued 96,140,000 shares of its common stock to retire $52,894 of convertible notes.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

A) Litigation

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

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. There was a trial date set for April 30, 2007, but this trial date has been rescheduled for July 30, 2007. The company has not accrued any amount on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

B) Consulting Agreements

On April 1, 2007, The Company entered into a consulting services agreement with Justin McCormack of Pacific Palisades, California. Mr. McCormack’s engagement is for the purpose of initiating brand development of eDOORWAYS and creation of the media platform, and will be paid $15,000 per month for his services. The period covered by this agreement is from April 1, 2007, through August 1, 2007.

M Power entered into a contract with speakTECH, a software development firm, on April 19, 2007. The terms of this contract cover a seven week period beginning April 19, 2007 and continues for seven weeks, or until the project is completed. speakTECH will develop the eDOORWAYS prototype during this 7 week period. The total amount of the contractual commitment is $101,380, payable in increments dependent upon completion of stages of the product.

Studio Number One has been engaged by M Power to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment is $22,000, of which $11,000 was paid at signing and the balance to be paid upon completion of the project.

NOTE 5 - COMMON STOCK

Investors exercised their conversion rights for 96,140,000 shares of M Power's common stock, par value $.001, at the conversion prices ranging from $0.0024 to $0.001926 which reduced the convertible debentures by $52,894 and the derivative liability by $111,044

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2007, The Company entered into a consulting services agreement with Justin McCormack of Pacific Palisades, California. Mr. McCormack’s engagement is for the purpose of initiating brand development of eDOORWAYS and creation of the media platform, and will be paid $15,000 per month for his services. The period covered by this agreement is from April 1, 2007, through August 1, 2007.

M Power entered into a contract with speakTECH, a software development firm, on April 19, 2007. The terms of this contract cover a seven week period beginning April 19, 2007 and continues for seven weeks, or until the project is completed. speakTECH will develop the eDOORWAYS prototype during this seven week period. The total amount of the contractual commitment is $101,380, payable in increments dependent upon completion of stages of the product.

Studio Number One has been engaged by M Power to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment is $22,000, of which $11,000 was paid at signing and the balance to be paid upon completion of the project.

For the period April 1, 2007 to May 7, 2007 M Power issued 43,230,000 shares of its common stock to retire $7,467 of convertible notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the three months ended March 31, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-KSB for the year ended December 31, 2006.

 CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2006 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

Overview

On March 30, 2007 (the “Issuance Date”), we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the “Investors”), whereby the Investors purchased an aggregate of (i) $165,000 in Callable Secured Convertible Notes (the “Notes”) and (ii) warrants to purchase 1,500,000 shares of our common stock (the “Warrants”).

Under the Securities Purchase Agreement, we are obligated to pay all costs and expenses incurred by us in connection with the negotiation, preparation and delivery of the transaction documents, as well as the costs associated with registering the common shares underlying the Notes being offered in this Prospectus.

M Power evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,” M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in M Power being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of M Power's control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

    On April 1, 2007, The Company entered into a consulting services agreement with Justin McCormack of Pacific Palisades, California. Mr. McCormack’s engagement is for the purpose of initiating brand development of eDOORWAYS and creation of the media platform, and will be paid $15,000 per month for his services. The period covered by this agreement is from April 1, 2007, through August 1, 2007.

    M Power entered into a contract with speakTECH, a software development firm, on April 19, 2007. The terms of this contract cover a seven week period beginning April 19, 2007 and continue for seven weeks, or until the project is completed. speakTECH will develop the eDOORWAYS prototype during this 7 week period. The total amount of the contractual commitment is $101,380, payable in increments dependent upon completion of stages of the product.

    Studio Number One has been engaged by M Power to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment is $22,000, of which $11,000 was paid at signing and the balance to be paid upon completion of the project.

Twelve Month Plan of Operations

During the next 12 months, we will direct our resources to the development of the eDOORWAYS web portal. In order to achieve this goal, we have divested ourselves of relationships that did not directly support or complement the eDOORWAYS portal strategy and its development. We will continue to enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the

eDOORWAYS platform.

As the transition to the eDOORWAYS business model has proceeded, we have raised $2,165,000 in capital for the eDOORWAYS portal technology which will involve integrating existing technologies and creating a new platform to manage the technologies to make eDOORWAYS cohesive, friendly and informative. If the plan we have outlined is achieved within 12 months, we will have raised approximately $10 million for working capital, $3,000,000 of which to retire debt, $250,000 for technology demonstration prototype creation and the remainder to launch the product successfully in the marketplace.

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

. Create eDOORWAYS to be a warm, friendly and convenient place for consumers
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
2. Offer surfers context-relevant information previously unavailable through current search mechanisms; surfers are offered new perspectives about lifestyles they would never have thought to ask about.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

There were no revenues for the three months ended March 31, 2007 or 2006.

We had operating expenses of $283,608 for the three months ended March 31, 2007 compared to $1,340,546 for the comparative period of 2006. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services and professional fees.

We had interest expense of $160,590 during the three months ended March 31, 2007 as compared to $14,277 for the comparative period of 2006. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2006, and the 8% convertible debentures on March 30, 2007.

Our net income was $221,421 during the three months ended March 31, 2007 compared to a loss of $1,354,823 incurred in the comparable period of 2006. This increase in net income was due to a reduction in professional fees and general and administrative costs in 2007, and also a gain from changes in the derivative liability on the convertible debentures.

Liquidity

During the three months ended March 31, 2007, we used cash of $279,783 in our operations compared to using $75,284 in the comparative quarter of 2006. We had cash on hand of $ 597,110 as of March 31, 2007 and $644 at March 31, 2006. As reflected in the accompanying financial statements, the Company has a loss from operations of $283,608, a negative cash flow from operations of $279,783, a working capital deficiency of $3,945,795 and has a stockholders deficiency of $3,819,885. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. The Company currently does not have enough cash to continue operations for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. Based upon the foregoing, our Chief Executive Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are continually taking actions to identify, evaluate, and implement additional measures to improve our internal control over financial reporting. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our disclosure controls and procedures are adequate and effective.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the three months ending March 31, 2007.

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

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. There was a trial date set for April 30, 2007, but this trial date has been rescheduled for July 30, 2007. The company has not accrued any amounts on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

As of March 31, 2007, we issued 96,140,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $52,984. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

Type	Date	Shares per conversion notice	Conversion Price	Principle Converted
AJWO	01/04/07	442,875	0.000676	$ 299.38
AJWO	01/08/07	442,875	0.000676	$ 299.38
AJWO	01/10/07	442,875	0.000660	$ 292.30
AJWO	01/12/07	442,875	0.000700	$ 310.01
AJWO	01/16/07	442,875	0.000700	$ 310.01
AJWO	01/18/07	590,500	0.000690	$ 407.45
AJWO	01/22/07	590,500	0.000690	$ 407.45
AJWO	01/24/07	2,320,665	0.000690	$ 1,601.26
AJWO	01/26/07	2,320,665	0.000690	$ 1,601.26
AJWO	01/30/07	2,320,665	0.000680	$ 1,578.05
AJWO	02/01/07	2,320,665	0.000700	$ 1,624.47
AJWO	02/05/07	2,320,665	0.000700	$ 1,624.47
AJWO	02/08/07	2,320,665	0.000672	$ 1,559.49
AJWO	02/09/07	2,320,665	0.000650	$ 1,508.43
AJWO	02/13/07	2,320,665	0.000650	$ 1,508.43
AJWO	02/15/07	2,320,665	0.000650	$ 1,508.43
AJWO	02/20/07	2,320,665	0.000648	$ 1,503.79
AJWO	02/23/07	2,320,665	0.000624	$ 1,448.09
AJWO	02/27/07	2,320,665	0.000600	$ 1,392.40
AJWO	03/01/07	2,320,665	0.000600	$ 1,392.40
AJWO	03/05/07	2,320,665	0.000600	$ 1,392.40
AJWO	03/06/07	2,320,665	0.000600	$ 1,392.40
AJWO	03/08/07	2,320,665	0.000600	$ 1,392.40
AJWO	03/13/07	2,320,665	0.000300	$ 696.20
AJWO	03/16/07	2,320,665	0.000300	$ 696.20
AJWO	03/20/07	2,320,665	0.000300	$ 696.20
AJWO	03/22/07	2,320,665	0.000300	$ 696.20
AJWO	03/26/07	2,320,665	0.000300	$ 696.20
AJWO	03/28/07	2,320,665	0.000300	$ 696.20
AJWO	03/30/07	2,320,665	0.000300	$ 696.20
		56,770,670		$ 31,227.54

AJWP	01/04/07	83,250	0.000676	$ 56.28
AJWP	01/08/07	83,250	0.000676	$ 56.28
AJWP	01/10/07	83,250	0.000660	$ 54.95
AJWP	01/12/07	83,250	0.000700	$ 58.28
AJWP	01/16/07	83,250	0.000700	$ 58.28

AJWP	01/18/07	111,000	0.000690	$ 76.59
AJWP	01/22/07	111,000	0.000690	$ 76.59
AJWP	01/24/07	436,230	0.000690	$ 301.00
AJWP	01/26/07	436,230	0.000690	$ 301.00
AJWP	01/30/07	436,230	0.000680	$ 296.64
AJWP	02/01/07	436,230	0.000700	$ 305.36
AJWP	02/05/07	436,230	0.000700	$ 305.36
AJWP	02/08/07	436,230	0.000672	$ 293.15
AJWP	02/09/07	436,230	0.000675	$ 294.46
AJWP	02/13/07	436,230	0.000650	$ 283.55
AJWP	02/15/07	436,230	0.000650	$ 283.55
AJWP	02/20/07	436,230	0.000648	$ 282.68
AJWP	02/23/07	436,230	0.000624	$ 272.21
AJWP	02/27/07	436,230	0.000600	$ 261.74
AJWP	03/01/07	436,230	0.000600	$ 261.74
AJWP	03/05/07	436,230	0.000600	$ 261.74
AJWP	03/06/07	436,230	0.000600	$ 261.74
AJWP	03/08/07	436,230	0.000600	$ 261.74
AJWP	03/13/07	436,230	0.000300	$ 130.87
AJWP	03/16/07	436,230	0.000300	$ 130.87
AJWP	03/20/07	436,230	0.000300	$ 130.87
AJWP	03/22/07	436,230	0.000300	$ 130.87
AJWP	03/26/07	436,230	0.000300	$ 130.87
AJWP	03/28/07	436,230	0.000300	$ 130.87
AJWP	03/30/07	436,230	0.000300	$ 130.87
		10,671,540		$ 5,880.94

AJWQP	01/04/07	213,750	0.000676	$ 144.50
AJWQP	01/08/07	213,750	0.000676	$ 144.50
AJWQP	01/10/07	213,750	0.000660	$ 141.08
AJWQP	01/12/07	213,750	0.000700	$ 149.63
AJWQP	01/16/07	213,750	0.000700	$ 149.63
AJWQP	01/18/07	285,000	0.000690	$ 196.65
AJWQP	01/22/07	285,000	0.000690	$ 196.65
AJWQP	01/24/07	1,120,050	0.000690	$ 772.83
AJWQP	01/26/07	1,120,050	0.000690	$ 772.83
AJWQP	01/30/07	1,120,050	0.000680	$ 761.63
AJWQP	02/01/07	1,120,050	0.000700	$ 784.04
AJWQP	02/05/07	1,120,050	0.000700	$ 784.04
AJWQP	02/08/07	1,120,050	0.000672	$ 752.67
AJWQP	02/09/07	1,120,050	0.000650	$ 728.03
AJWQP	02/13/07	1,120,050	0.000650	$ 728.03
AJWQP	02/15/07	1,120,050	0.000650	$ 728.03
AJWQP	02/20/07	1,120,050	0.000648	$ 725.79
AJWQP	02/23/07	1,120,050	0.000624	$ 698.91
AJWQP	02/27/07	1,120,050	0.000600	$ 672.03
AJWQP	03/01/07	1,120,050	0.000600	$ 672.03
AJWQP	03/05/07	1,120,050	0.000600	$ 672.03
AJWQP	03/06/07	1,120,050	0.000600	$ 672.03
AJWQP	03/08/07	1,120,050	0.000600	$ 672.03
AJWQP	03/13/07	1,120,050	0.000300	$ 336.02
AJWQP	03/16/07	1,120,050	0.000300	$ 336.02

AJWQP	03/20/07	1,120,050	0.000300	$ 336.02
AJWQP	03/22/07	1,120,050	0.000300	$ 336.02
AJWQP	03/26/07	1,120,050	0.000300	$ 336.02
AJWQP	03/28/07	1,120,050	0.000300	$ 336.02
AJWQP	03/30/07	1,120,050	0.000300	$ 336.02
		27,399,900		$ 15,071.72

NMCP	01/04/07	10,125	0.000676	$ 6.84
NMCP	01/08/07	10,125	0.000676	$ 6.84
NMCP	01/10/07	10,125	0.000660	$ 6.68
NMCP	01/12/07	10,125	0.000700	$ 7.09
NMCP	01/16/07	10,125	0.000700	$ 7.09
NMCP	01/18/07	13,500	0.000690	$ 9.32
NMCP	01/22/07	13,500	0.000690	$ 9.32
NMCP	01/24/07	53,055	0.000690	$ 36.61
NMCP	01/26/07	53,055	0.000690	$ 36.61
NMCP	01/30/07	53,055	0.000680	$ 36.08
NMCP	02/01/07	53,055	0.000700	$ 37.14
NMCP	02/05/07	53,055	0.000700	$ 37.14
NMCP	02/08/07	53,055	0.000672	$ 35.65
NMCP	02/09/07	53,055	0.000650	$ 34.49
NMCP	02/13/07	53,055	0.000650	$ 34.49
NMCP	02/15/07	53,055	0.000650	$ 34.49
NMCP	02/20/07	53,055	0.000648	$ 34.38
NMCP	02/23/07	53,055	0.000624	$ 33.11
NMCP	02/27/07	53,055	0.000600	$ 31.83
NMCP	03/01/07	53,055	0.000600	$ 31.83
NMCP	03/05/07	53,055	0.000600	$ 31.83
NMCP	03/06/07	53,055	0.000600	$ 31.83
NMCP	03/08/07	53,055	0.000600	$ 31.83
NMCP	03/13/07	53,055	0.000300	$ 15.92
NMCP	03/16/07	53,055	0.000300	$ 15.92
NMCP	03/20/07	53,055	0.000300	$ 15.92
NMCP	03/22/07	53,055	0.000300	$ 15.92
NMCP	03/26/07	53,055	0.000300	$ 15.92
NMCP	03/28/07	53,055	0.000300	$ 15.92
NMCP	03/30/07	53,055	0.000300	$ 15.92
		1,297,890		$ 713.92

		96,140,000		$ 52,894

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

ITEM 3. OTHER INFORMATION

M Power Entertainment and certain investors entered into a Securities Purchase Agreement dated as of March 26, 2007 providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $165,000 and warrants to purchase an aggregate of 1,500,000 shares of the Company’s Common Stock for the aggregate consideration of $165,000. Funding of the $165,000 was completed on March 30, 2007.

SUBSEQUENT EVENTS

On April 1, 2007, The Company entered into a consulting services agreement with Justin McCormack of Pacific Palisades, California. Mr. McCormack’s engagement is for the purpose of initiating brand development of eDOORWAYS and creation of the media platform, and will be paid $15,000 per month for his services. The period covered by this agreement is from April 1, 2007, through August 1, 2007.

M Power entered into a contract with speakTECH, a software development firm, on April 19, 2007. The terms of this contract cover a seven week period beginning April 19, 2007 and continue for seven weeks, or until the project is completed. speakTECH will develop the eDOORWAYS prototype during this 7 week period. The total amount of the contractual commitment is $101,380, payable in increments dependent upon completion of stages of the product.

Studio Number One has been engaged by M Power to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment is $22,000, of which $11,000 was paid at signing and the balance to be paid upon completion of the project.

ITEM 4. EXHIBITS

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

10.1 Non-employee director agreement with Lance Kimmons appointing him to the Board on January 1, 2007. (Filed with Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10-2 Consulting Agreement between the Company and speakTECH dated April 19, 2007. (Filed herewith).

10-3 Consulting Agreement between Justin McCormack dated April 1, 2007. (Filed herewith).

10-4 Consulting Agreement with Studio Number One dated May 3, 2007. (Filed herewith).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Dated: May 15, 2007
/s/ Gary F. Kimmons
By____________________________________
Gary F. Kimmons
President, Chief Executive Office and
Chief Financial Officer