Form 10QSB
period 2007-06-30
M POWER ENTERTAINMENT INC.
filed 2007-08-14
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended June 30. 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of August 10, 2007, there were 459,554,763 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☒

M POWER ENTERTAINMENT, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC.
BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$258,230	$728,393
Prepaid Insurance	7,607	14,809
OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $167,419 and $96,439, respectively	240,711	295,191
Deposits	4,800	4,800
Fixed Assets, net of accumulated depreciation of $1,383 and $1,105, respectively	4,166	4,444
TOTAL ASSETS	$515,514	$1,047,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$65,554	$51,512
Accounts payable - related parties	-	-
Accrued expenses	905,136	826,781
Accrued expenses - related parties	-	-
Notes Payable	166,978	157,798
Convertible debenture derivative liability	4,612,470	4,157,382
Total current liabilities	5,750,138	5,193,473

LONG TERM LIABILITIES
Convertible debentures 6%, net of discount of $1,833,180 and $1,851,000 respectively.	224,246	129,297
Total long term liabilities	224,246	129,297

Total liabilities	5,974,384	5,322,770

STOCKHOLDERS' DEFICIT
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 1,000 shares issued, respectively	1	1
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 308,095,688 and 75,497,688 shares issued and outstanding, respectively	308,102	75,498
Additional paid-in capital	61,556,671	61,398,052
Accumulated Deficit	(67,323,644)	(65,748,684)
Total stockholders' deficit	(5,458,870)	(4,275,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515,514	$1,047,637

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC
STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING EXPENSES
Depreciation and amortization	$139	$139	$277	$277
Compensation expense	122,500	133,800	252,500	896,776
Professional fees	35,870	129,096	143,783	639,979
General and administrative	169,057	223,195	214,623	289,735
Total operating expense	327,566	486,230	611,183	1,826,767

LOSS FROM OPERATIONS	(327,566)	(486,230)	(611,183)	(1,826,767)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(180,746)	(74,911)	(341,337)	(89,188)
Gain/(Loss)on derivative liability	(1,288,059)	(1,380,254)	(622,440)	(1,380,254)
Gain on release of debt	-	78,034	-	78,034
Total other income (expenses)	(1,468,805)	(1,377,131)	(963,777)	(1,391,408)

NET LOSS/INCOME	$(1,796,371)	$(1,863,361)	$(1,574,960)	$(3,218,175)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.01)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	224,169,483	53,725,202	168,536,079	53,725,202

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activites
Net income (loss)	$(1,574,960)	$(3,218,175)
Adjustments to reconcile net loss to cash
provided by (used in) operating activites
Depreciation and Amortization	277	277
common Stock issue for services	-	1,260,791
Gain/(Loss) on derivative	622,441	1,230,701
Gain on forgiveness of debt	-	(78,034)
Interest and loan disc fees	352,389	-
Cancellation of Stock issued for services	(29,000)	-
Changes in:	-	-
OCA	(3,849)	-
Other Assets	-	(23,953)
Accounts payable	14,040	(73,217)
Net Cash (Used)Provided by Operating Activities	$(618,663)	$(901,610)

Cash Flows from Investing Activities	-	-
Net Cash used in Investing Activities	$-	$-

Cash Flows from Financing Activities
Proceeds from Issuance of New Debt	148,500	1,300,000

Net cash Provided in (Used)in Financing Activities	$148,500	$1,300,000

Net Increase (Decrease) in Cash	$(470,163)	$398,390

Cash at beginning of period	$728,393	$75,928

Cash at end of period	$258,230	$474,318

Supplemental Information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-
Financing Activities
Conversion of Debt into equity	$87,871	$-
Discount on Convertible Debt	$-	$(1,300,000)
Increase in derivative liabilities	$111,044	$3,076,253

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

M Power Entertainment, Inc.
Notes to Financial Statements
June 30, 2007
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of M Power Entertainment, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in M Power's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

Software development costs

The Company accounts for software development cost according to the guideline of SFAS 86 ¡§Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed¡¨.  SFAS 86 specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value.   As of June 30, 2007 the software being developed by the Company has not met the technological feasibility requirements of SFAS 86 and is being expensed as incurred to research and development costs.  During the six months ended June 30, 2007 and 2006, the Company recorded research and development expense of $71,751 and $ - , respectively.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, ¡§The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115¡¨. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company does not anticipate the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

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

NOTE 3 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the ¡§Securities Purchase Agreement¡¨) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the ¡§Investors¡¨). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the ¡§Notes¡¨) and (ii) warrants to purchase 1,500,000 shares of our common stock (the ¡§Warrants¡¨).

The Notes carry an interest rate of 8% and a maturity date of March 30, 2010. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The ¡§Applicable Percentage¡¨ means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month¡¦s interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.0016.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company¡¦s common stock such that the number of shares of the Company¡¦s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company¡¦s common stock.

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

The carrying value of the note at June 30, 2007 was determined as follows:

Face value of notes	$2,057,426
Less: Discount for fair value of derivatives	$1,833,180
Carrying value at June 30, 2007	$224,246

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2007 and December 31, 2006 and the impact on the statement of operations for the six months ended June 30, 2007 are as follows:

	December 31, 2006	June 30,2007	Gain/(Loss)
Embedded derivative - Convertible debentures issued in 2006	$4,100,148	$4,215,223	$(447,427)	(a)
Embedded derivative - Convertible debentures issued in 2007	-	368,333	(99,120)	(b)
Freestanding derivative ¡V warrants	57,234	27,715	29,519
Freestanding derivative ¡V warrants issued in 2007	-	1,199	(300)	(c)
Fair value of derivatives in excess of proceeds at inception			(105,112)
Totals	$4,157,382	$4,612,470	$(622,440)

a)
Convertible debentures in the amount of $87,871 were converted during the six months ended June 30, 2007.  As a result, the corresponding embedded derivatives were valued at market value on the date of conversion with a gain or loss on derivatives.  The remaining derivative liabilities in the amount of $332,352 were then recorded as a contribution to paid in capital on that date.

b)	The embedded derivative for the conversion feature of the convertible debentures issued on March 30, 2007 had a value at inception of $269,213.
c)	The freestanding derivative for the warrants issued on March 30, 2007 had a value at inception of $899.

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants as of June 30, 2007 were as follows:

Volatility	271%
Discount Rate	4.89%
Term in years	6.75
Warrant Date	March 30,2007
Exercise price	$0.0016
Stock price	$0.0008

During 2007, M Power has issued 234,604,000 shares of its common stock to retire $87,871 of convertible notes.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against MPE in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney¡¦s fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it was ruled in M Power¡¦s favor on June 19, 2007.  The lawsuit is now final and there is no liability for M Power.

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney¡¦s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. There was a trial date set for April 30, 2007, but this trial date has been rescheduled for November 19, 2007. The company has not accrued any amount on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

B) Consulting Agreements

On April 1, 2007, The Company entered into a consulting services agreement with Justin McCormack of Pacific Palisades, California. Mr. McCormack¡¦s engagement is for the purpose of initiating brand development of eDOORWAYS and creation of the media platform, and will be paid $15,000 per month for his services. The period covered by this agreement is from April 1, 2007, through August 1, 2007.

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

Studio Number One has been engaged by M Power to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment of $22,000 was paid in full in the second quarter  of 2007 upon completion of the design work.

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2007, investors exercised their conversion rights for 234,604,000 shares of M Power's common stock, par value $.001, at the conversion prices ranging from $0.00019 to $0.0007 which reduced the convertible debentures by $87,871 and the derivative liability by $175,845

NOTE 7 - SUBSEQUENT EVENTS

In July 2007, the shareholders of the Company voted to amend its Amended and Restated Certificate of Incorporation to change the Company¡¦s name from M Power Entertainment, Inc. to eDOORWAYS Corporation.  Management expects to complete the necessary filings to effect this name change before the end of the year.

In July 2007, the shareholders of the Company voted to authorize the Company to effect a reverse stock split of our common stock in the range of 1000:1 to 2000:1, as determined in the sole discretion of the Board of Directors. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the reverse split will not be adopted until a date at least 20 days after July 31, 2007, the date the Information Statement was mailed to stockholders.  The exact ratio of the reverse stock split has not yet been determined.

For the period July 1, 2007 to August 10, 2007 M Power issued 151,456,075 shares of its common stock to retire $25,476 of convertible notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-KSB for the year ended December 31, 2006.

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

Overview

We are creating a web-based consumer problem solving gateway, lifestyle information source and online business-to-consumer marketplace designed to save the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way.   eDoorways will serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution.

We are targeting eDoorways to become a resource for anyone who is actively engaged in pursuing a lifestyle - whether it's home improvement, gardening, rebuilding old cars, or sports.  eDoorways will assist the general public in solving daily problems. It also will assist the general public in buying those things that are most important and relevant to its needs and interests.

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
Our current plan is to secure financing of $10 million.  These funds will be used to pay for testing the prototype in a soft-launch and building infrastructure for a phased rollout for the first seven cities. Also, we will use the funds to promote the eDoorways ¡§wiki¡¨ website to facilitate creation of its lifestyle content and to cover anticipated travel expenses associated with securing the participation of businesses establishing eDoorways "city-presences".

Current activities include the implementation of new investor relations and public relations campaigns geared to bring attention to us and to "eDoorways"; and the pursuit of strategic relationships with well-established entities supportive of our mission and business model. M Power has established relationships with marketing firms and an investor relation firm which will assist with the deployment of the product to the first market by year end 2007.  We are currently putting these programs into place to prepare for the city by city deployment.

Twelve Month Plan of Operations

During the next 12 months, we will direct our resources to the completion of the Phase I development and to the deployment of  eDOORWAYS on a city by city roll out.  We anticipate the completion of the first phase of development to be in August 2007, and plan to deploy in San Diego, our first market, by the end of 2007.  Assuming that works successfully, we will deploy in markets across the country in 2008.  Our initial focus will be on two vertical markets: automotive and home improvement.

 We are presently pursuing a co-venture to market eDOORWAYS as ¡§white label¡¨ software (a generic version) to address market potential for Business to Business applications for use by Fortune 100 companies.  This is expected to generate an additional revenue stream for the company.  Several prospective clients have already been identified and the company is establishing an infrastructure to exploit this market opportunity.

With the $2.16 we have raised in the past, we have developed our unique technology that offers a competitively differentiated service offering.  We are seeking additional capital in the amount of $10 million to launch eDoorways, fund a city-by-city deployment, expand infrastructure, finance operations, and to facilitate a marketing campaign.  The soft launch prototype will be ready in August  2007, and a full launch product is expected to be available 3 months after closing a funding transaction. If the plan we have outlined is achieved within 12 months, we will have raised approximately $10 million for working capital, $3,000,000 of which will be used to retire debt, $250,000 for technology demonstration prototype creation and the remainder to launch the product successfully in the marketplace.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

Management¡¦s Discussion and Analysis

M Power Entertainment is attempting to establish a new brand that has developed the core technology platform that combines positive aspects of highly successful businesses in such a way that it overcomes the flaws that have prevented each of them from becoming  comprehensive tools for consumers, experts, and businesses to connect.  eDoorways has the potential to change the future landscape of the business to consumer market for information, goods, and services .  The Company will be changing its name to eDoorways, Inc. in September 2007, as referenced in the Definitive 14c filed on August 2, 2007.

The eDoorways concept is aimed at solving lifestyle problems for consumers and driving traffic through the physical and/or virtual doorways of goods and service providers.  Although elements of eDoorways exists on other sites, the combination of eDoorways offerings is completely unique and should offer us a competitive advantage through distinct differentiation and an attractive, comprehensive service.

Business Concept

Focusing on the Business-to-Consumer (B2C) marketplace, web-based eDoorways connects Consumers with needs or questions, directly to vendors ¡V with the aid of Experts who possess answers, solutions, and recommendations as to where to buy goods and services. For Experts (people with special knowledge), it validates their credibility, spreads their fame, and provides them with the opportunity to be rewarded for their opinions. Moreover, small businesses receive a tool that certifies their quality, provides them with leads and drives business through their doorways.  Part Shell Answer Man®1, part  Yellow Pages*, and part ¡§wiki¡¨- Consumer Reports®2 eDoorways will potentially save the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way.  Our revenues will be derived from the eDoorways marketplace through advertising, subscriptions and preferential placement fees as well as through the sale of premium services such as consumer research, expert consultation and private label resources.  Additional revenue is derived from licensing of the platform on a per-seat, per-month basis.  We are in the process of establishing a co-venture with our development house to be able to offer the platform developed for us as ¡§white label¡¨ (generic) software to their existing Fortune 500 client list.

The Industry
eDoorways will capitalize on an emerging opportunity created by several concurrent developments:
¡P	the huge success of Web 2.0 community democratic Internet service offerings (like MySpace, Craig¡¦s List, Wikipedia);
¡P	the movement in marketing toward ¡§vertical¡¨, micro, or niche marketing and targeted service offerings in place of traditional mass marketing;
¡P	the emergence of new technologies that enable the aggregation and presentation of information on the Internet on an immediate basis; and
¡P
the changing behavior of consumers, who now actively seek online information to answer their questions and gain information prior to purchasing as well as participating in user-generated, community-refereed forums,

¡P
the need for transparent information¡K the truth about satisfaction or disappointment with products, vendors and service providers on a local basis¡K the need for ¡§truths¡¨, generated by users in the form of consumer reviews of repairman, contractors, hotels, restaurants, books, films, and other consumer services, etc.

¡P
a desire on the part of small businesses and merchants that have few measurable media resources for reaching consumers actively involved in the purchasing process to leverage their customer referral base and the internet in an efficient and cost effective fashion, unlike what is currently possible through traditional listing services and local print, radio, and cable tv (non-interactive) outlets.

¡P
the need on the part of large organizations to have a collaborative tool that allows for the sharing of information, a dedicated knowledge base, and virtual bump-spaces that creates social networks in distributed organizations.

eDoorways acknowledges and uses these factors to empower consumers, retailers and manufacturers alike, dramatically changing the "rules of engagement" for tackling lifestyle problems and introducing a new, more effective environment where all may benefit in important new ways.   In as much as this is an improvement made possible by the advent of technology, it is also a return to a simpler time when you asked your friends and family if they knew someone who could get you a deal or who at least, wouldn¡¦t cheat you.  With the successful introduction of eDoorways, the door will literally open (pun intended) for the next generation of Internet activities to begin.

eDoorways Revenue Opportunities
Our revenue generating activities  will be:
¡P
Advertising Revenue based on a cost per thousand views (CPM).  We believe that because of the targeted focus by special interest and need as well as the likelihood of near term purchase decision, that eDoorways will garner a premium CPM rate.

¡P
Prepaid Services/Subscriptions from vendors who wish to prepay for lead generation or to subscribe to receive alerts (through email or text message) when someone has indicated an interest in a product or service the vendor provides.  eDoorways believes it can command premium rates for ¡§golden nugget leads¡¨ like these where a clear need has been indicated and a purchasing decision in imminent.

¡P	Premium Services such as SMS messaging to alert interest will be available to vendors, service providers and registered experts.
¡P
Preferential Placement Fees will be charged to vendors who wish to stand out,  similar to Google keyword purchases or paying to have one¡¦s resume come up first in recruiter searches of the job boards.  We are convinced that this will be a growing revenue source.

¡P
Private-label Lease/Sale and operation of the Platform may be of interest to professional associations, trade groups, and large corporations with supplier bases that could pay us for access to their own version of the service.  The eDoorways platform is ideal for generating topical information that assists in purchasing decisions and therefore has value.

¡P
CRM & Datamining reports and services will be available as the consumer base grows. Whereas initially, vendors will receive advantage from ¡§golden nugget leads¡¨, in the long run, the platform will be used to identify candidates who can possibly be convinced to accelerate a buying decision in the future. As an example, eDoorways could potentially identify and a candidate for a new car purchase by mining information on people with a lot of car repair questions. Local auto dealers and manufacturers may pay a premium for this service.

1 Shell Answer Man is a registered service mark of Shell Trademark Management, BV

2 Consumer Reports is a registered service mark of the Consumers Union of America, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

There were no revenues for the three months ended June 30, 2007 or 2006.

We had operating expenses of $327,566 for the three months ended June 30, 2007 compared to $486,230 for the comparative period of 2006. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services and professional fees.

We had interest expense of $180,746 during the three months ended June 30, 2007 as compared to $74,911 for the comparative period of 2006. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2006, and the 8% convertible debentures on March 30, 2007.

Our net loss was $1,796,371 during the three months ended June 30, 2007 compared to a loss of $1,863,361 incurred in the comparable period of 2006. This decrease in net loss was due to a reduction in loss on derivative liability in 2007 as compared to 2006.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

There were no revenues for the six months ended June 30, 2007 or 2006.

We had operating expenses of $611,183 for the six months ended June 30, 2007 compared to $1,826,767 for the comparative period of 2006. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services and professional fees.

We had interest expense of $341,337 during the six months ended June 30, 2007 as compared to $89,188 for the comparative period of 2006. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2006, and the 8% convertible debentures on March 30, 2007.

Our net loss was $1,574,960 during the six months ended June 30, 2007 compared to a loss of $3,218,175 incurred in the comparable period of 2006. This decrease in net loss was due to a reduction in professional fees and general and administrative costs in 2007, and also a decrease in the loss from changes in the derivative liability on the convertible debentures.

Liquidity

During the six months ended June 30, 2007, we used cash of $618,6633 in our operations compared to using $901,610 in the comparative period of 2006. We had cash on hand of $258,230 as of June 30, 2007 and $474,318 at June 30, 2006. As reflected in the accompanying financial statements, the Company has a loss from operations of $611,183, a negative cash flow from operations of $258,230, a working capital deficiency of $5,484,301 and has a stockholders deficit of $5,458,870. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company¡¦s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. The Company currently does not have enough cash to continue operations for the next twelve months, but is negotiating with lenders to obtain $1,000,000 in funding over the next 6 weeks which will allow us to deploy eDoorways in 2 or more cities.  An additional $10 million in financing is being sought to fund a full multiple city launch and to pay development costs for additional anticipated capabilities If the plan we have outlined is achieved within 12 months, we will have raised approximately $11 million for working capital, $4,000,000 of which will be used to retire debt, ongoing development, enhancement of the product features, and marketing for deployment in multiple cities.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. Based upon the foregoing, our Chief Executive Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are continually taking actions to identify, evaluate, and implement additional measures to improve our internal control over financial reporting. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our disclosure controls and procedures are adequate and effective.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the three months ending June 30, 2007.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against MPE in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney¡¦s fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it was ruled in M Power¡¦s favor on June 19, 2007.  The lawsuit is now final and there is no liability for M Power.

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney¡¦s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. . There was a trial date set for April 30, 2007, but this trial date has been rescheduled for November 19, 2007. The company has not accrued any amount on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2007, we issued 138,464,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $34,977. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

Type	Date	Shares per conversion notice	Conversion Price	Principle Cnvrtd
AJWO	04/02/07	2,320,665	0.000300	$ 696.20
AJWO	04/04/07	2,320,665	0.000200	$ 464.13
AJWO	04/09/07	2,320,665	0.000200	$ 464.13
AJWO	04/11/07	2,320,665	0.000200	$ 464.13
AJWO	04/13/07	2,320,665	0.000200	$ 464.13
AJWO	04/17/07	2,320,665	0.000200	$ 464.13
AJWO	04/19/07	2,320,665	0.000200	$ 464.13
AJWO	04/23/07	2,320,665	0.000200	$ 464.13
AJWO	04/26/07	2,320,665	0.000200	$ 464.13
AJWO	05/02/07	2,320,665	0.000200	$ 464.13
AJWO	05/07/07	2,320,665	0.000300	$ 696.20
AJWO	05/21/07	2,320,665	0.000300	$ 696.20
AJWO	05/24/07	2,320,665	0.000300	$ 696.20
AJWO	05/30/07	2,320,665	0.000300	$ 696.20
AJWO	06/04/07	6,159,210	0.000300	$ 1,847.76
AJWO	06/06/07	6,159,210	0.000300	$ 1,847.76
AJWO	06/11/07	6,159,210	0.000300	$ 1,847.76
AJWO	06/13/07	6,159,210	0.000300	$ 1,847.76
AJWO	06/15/07	6,159,210	0.000270	$ 1,662.99
AJWO	06/20/07	6,159,210	0.000250	$ 1,539.80
AJWO	06/22/07	6,159,210	0.000200	$ 1,231.84
AJWO	06/26/07	6,159,210	0.000190	$ 1,170.25
		81,762,990		$ 20,654.13

AJWP	04/02/07	436,230	0.000300	$ 130.87
AJWP	04/04/07	436,230	0.000200	$ 87.25
AJWP	04/09/07	436,230	0.000200	$ 87.25
AJWP	04/11/07	436,230	0.000200	$ 87.25
AJWP	04/13/07	436,230	0.000200	$ 87.25
AJWP	04/17/07	436,230	0.000200	$ 87.25
AJWP	04/19/07	436,230	0.000200	$ 87.25
AJWP	04/23/07	436,230	0.000200	$ 87.25
AJWP	04/26/07	436,230	0.000200	$ 87.25
AJWP	05/02/07	436,230	0.000200	$ 87.25
AJWP	05/07/07	436,230	0.000300	$ 130.87
AJWP	05/21/07	436,230	0.000300	$ 130.87
AJWP	05/24/07	436,230	0.000300	$ 130.87
AJWP	05/30/07	436,230	0.000300	$ 130.87
AJWP	06/04/07	1,157,785	0.000300	$ 347.34
AJWP	06/06/07	1,157,785	0.000300	$ 347.34
AJWP	06/11/07	1,157,785	0.000300	$ 347.34
AJWP	06/13/07	1,157,785	0.000300	$ 347.34
AJWP	06/15/07	1,157,785	0.000270	$ 312.60
AJWP	06/20/07	1,157,785	0.000250	$ 289.45
AJWP	06/22/07	1,157,785	0.000200	$ 231.56
AJWP	06/26/07	1,157,785	0.000190	$ 219.98
		15,369,500		$ 3,882.49

AJWQP	04/02/07	1,120,050	0.000300	$ 336.02
AJWQP	04/04/07	1,120,050	0.000200	$ 224.01
AJWQP	04/09/07	1,120,050	0.000200	$ 224.01
AJWQP	04/11/07	1,120,050	0.000200	$ 224.01
AJWQP	04/13/07	1,120,050	0.000200	$ 224.01
AJWQP	04/17/07	1,120,050	0.000200	$ 224.01
AJWQP	04/19/07	1,120,050	0.000200	$ 224.01
AJWQP	04/23/07	1,120,050	0.000200	$ 224.01
AJWQP	04/26/07	1,120,050	0.000200	$ 224.01
AJWQP	05/02/07	1,120,050	0.000200	$ 224.01
AJWQP	05/07/07	1,120,050	0.000300	$ 336.02
AJWQP	05/21/07	1,120,050	0.000300	$ 336.02
AJWQP	05/24/07	1,120,050	0.000300	$ 336.02
AJWQP	05/30/07	1,120,050	0.000300	$ 336.02
AJWQP	06/04/07	2,972,693	0.000300	$ 891.81
AJWQP	06/06/07	2,972,693	0.000300	$ 891.81
AJWQP	06/11/07	2,972,693	0.000300	$ 891.81
AJWQP	06/13/07	2,972,693	0.000300	$ 891.81
AJWQP	06/15/07	2,972,693	0.000270	$ 802.63
AJWQP	06/20/07	2,972,693	0.000250	$ 743.17
AJWQP	06/22/07	2,972,693	0.000200	$ 594.54
AJWQP	06/26/07	2,972,693	0.000190	$ 564.81
		39,462,244		$ 9,968.55

NMCP	04/02/07	53,055	0.000300	$ 15.92
NMCP	04/04/07	53,055	0.000200	$ 10.61
NMCP	04/09/07	53,055	0.000200	$ 10.61
NMCP	04/11/07	53,055	0.000200	$ 10.61
NMCP	04/13/07	53,055	0.000200	$ 10.61
NMCP	04/17/07	53,055	0.000200	$ 10.61
NMCP	04/19/07	53,055	0.000200	$ 10.61
NMCP	04/23/07	53,055	0.000200	$ 10.61
NMCP	04/26/07	53,055	0.000200	$ 10.61
NMCP	05/02/07	53,055	0.000200	$ 10.61
NMCP	05/07/07	53,055	0.000300	$ 15.92
NMCP	05/21/07	53,055	0.000300	$ 15.92
NMCP	05/24/07	53,055	0.000300	$ 15.92
NMCP	05/30/07	53,055	0.000300	$ 15.92
NMCP	06/04/07	140,812	0.000300	$ 42.24
NMCP	06/06/07	140,812	0.000300	$ 42.24
NMCP	06/11/07	140,812	0.000300	$ 42.24
NMPC	06/13/07	140,812	0.000300	$ 42.24
NMCP	06/15/07	140,812	0.000270	$ 38.02
NMCP	06/20/07	140,812	0.000250	$ 35.20
NMCP	06/22/07	140,812	0.000200	$ 28.16
NMCP	06/26/07	140,812	0.000190	$ 26.75
		1,869,266		$ 472.19

The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The holders were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a ¡§public offering¡¨ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2007, our shareholders voted to amend our Amended and Restated Certificate of Incorporation to change our corporate name from M Power Entertainment, Inc. to eDOORWAYS Corporation.  We expect to complete the necessary filings to effect this name change before the end of the year.

In July 2007, our shareholders voted to authorize us to effect a reverse stock split of our common stock in the range of 1000:1 to 2000:1, as determined in the sole discretion of our Board of Directors. . Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the reverse split will not be adopted until a date at least 20 days after July 31, 2007, the date the Information Statement was mailed to stockholders.  The exact ratio of the reverse stock split has not yet been determined.

ITEM 5. OTHER INFORMATION

Subsequent Events

In July 2007, our shareholders voted to amend our Amended and Restated Certificate of Incorporation to change our corporate name from M Power Entertainment, Inc. to eDOORWAYS Corporation.  We expect to complete the necessary filings to effect this name change before the end of the year.

In July 2007, our shareholders voted to authorize us to effect a reverse stock split of our common stock in the range of 1000:1 to 2000:1, as determined in the sole discretion of our Board of Directors.   Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the reverse split will not be adopted until a date at least 20 days after July 31, 2007, the date the Information Statement was mailed to stockholders.  The exact ratio of the reverse stock split has not yet been determined.

ITEM 6. EXHIBITS

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

10.1 Non-employee director agreement with Lance Kimmons appointing him to the Board on January 1, 2007. (Filed with Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10-2 Consulting Agreement between the Company and speakTECH dated April 19, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference).

10-3 Consulting Agreement between Justin McCormack dated April 1, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference ).

10-4 Consulting Agreement with Studio Number One dated May 3, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Dated: August 13, 2007
/s/ Gary F. Kimmons
By____________________________________
Gary F. Kimmons
President, Chief Executive Office and
Chief Financial Officer