Form 10QSB
period 2007-09-30
eDOORWAYS CORP
filed 2007-11-19
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended September 30, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

eDOORWAYS Corporation
(formerly M POWER ENTERTAINMENT, INC.)
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
As of November 14, 2007, there were 1,318,282 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☒

eDOORWAYS Corporation
(formerly M POWER ENTERTAINMENT, INC.)
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

eDOORWAYS Corporation
(formerly M Power Entertainment, Inc.)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,794	$728,393
Prepaid insurance	-	14,809
OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $215,176 and $96,439, respectively	192,954	295,191
Deposits	9,211	4,800
Fixed Assets, net of accumulated depreciation of $1,521 and $1,105, respectively	4,028	4,444
TOTAL ASSETS	$215,987	$1,047,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable ¡V trade	$74,713	$51,512
Accrued expenses	945,689	826,781
Notes payable	171,568	157,798
Convertible debenture derivative liability	3,572,919	4,157,382
Total current liabilities	4,764,889	5,193,473

LONG TERM LIABILITIES
Convertible debentures 6%, net of discount of $1,738,668 and $1,851,000 respectively.	287,663	129,297
Total long term liabilities	287,663	129,297

Total liabilities	5,052,552	5,322,770

STOCKHOLDERS' DEFICIT
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 1,000 shares issued, respectively	1	1
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 288,176 and 38,248 shares issued and outstanding, respectively	288	38
Additional paid-in capital	61,954,518	61,473,512
Accumulated deficit	(66,791,372)	(65,748,684
Total stockholders' deficit	(4,836,565)	(4,275,133

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$215,987	$1,047,637

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS Corporation
(formerly M Power Entertainment, Inc.)
Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING EXPENSES
Depreciation and amortization	$139	$139	$416	$416
Compensation expense	41,247	70,500	293,747	967,276
Professional fees	94,260	67,764	238,043	307,110
General and administrative	125,285	(62,346)	339,908	624,699
Total operating expense	260,931	76,057	872,114	1,899,501

LOSS FROM OPERATIONS	(260,931)	(76,057)	(872,114)	(1,899,501)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(187,410)	(137,751)	(528,747)	(226,939)
Gain (loss)on derivative liability	980,613	(1,790,273)	358,173	(3,173,650)
Gain on extinguishment of debt	-	-	-	77,834
Lawsuit settlement	-	(14,500)	-	(14,500)
Total other income (expenses)	793,203	(1,942,524)	(170,574)	(3,337,255)

NET INCOME (LOSS)	$532,272	$(2,018,581)	$(1,042,688)	$(5,236,756)

INCOME (LOSS) PER SHARE:
Basic	$2.42	$(68.22)	$(8.03)	$(188.44)
Fully diluted	$(0.07))	$(68.22)	$(8.03)	$(188.44)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	220,191	29,591	129,918	27,790
Fully diluted	17,752,746	29,591	129,918	27,790

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS Corporation
(formerly M Power Entertainment, Inc.)
Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flow From Operating Activities
Net loss	$(1,042,688)	$(5,236,756)
Adjustments to reconcile net loss to cash
provided used in operating activities
Depreciation and amortization	416	416
Common stock and warrants issued for services	-	1,242,686
(Gain) loss on derivative liability	(358,173)	3,020,973
Gain on forgiveness of debt	-	(78,034)
Interest and loan discount fees	528,747	137,952
Shares issued for lawsuit settlement	-	14,500
Cancellation of stock issued for services	(29,000)	-
Changes in:	-	-
Prepaid insurance	14,809	-
Other assets	(4,411)	(19,953)
Accounts payable and accrued expenses	23,201	(208,673)
Net cash used by operating activities	(867,099)	(1,126,889)

Cash flow from financing activities - Proceeds from issuance of debt	148,500	2,000,000
Net cash provided by financing activities	148,500	1,300,000

Net increase (decrease) in cash	(718,599)	873,111

Cash at beginning of period	728,393	75,928
Cash at end of period	$9,794	$949,039

Supplemental Information
Interest paid	$-	$-
Income taxes paid	$-	$-

Financing Activities
Conversion of debt into common stock	$118,966	$-
Conversion of derivative liability into equity on converted principal	$391,290	$-
Discount on convertible debt	$-	$(1,876,304)
Increase in derivative liabilities	$111,044	$2,472,194

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS Corporation
(formerly M Power Entertainment, Inc.)
Notes to Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In July 2007, the shareholders of the Company voted to amend its Amended and Restated Certificate of Incorporation to change the Company¡¦s name from M Power Entertainment, Inc. to eDOORWAYS Corporation.

The accompanying interim financial statements of eDOORWAYS Corporation (formerly M Power Entertainment, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in eDOORWAYS¡¦ latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

Software development costs

The Company accounts for software development cost according to the guideline of SFAS No. 86 ¡¡¡ÓAccounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed¡¨.  SFAS 86 specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value.   As of September 30, 2007 the software being developed by the Company has not met the technological feasibility requirements of SFAS No. 86 and is being expensed as incurred to research and development costs.  During the nine months ended September 30, 2007 and 2006, the Company recorded research and development expense of $114,856 and $0, respectively.

Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.
Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily convertible debt).

Common stock equivalents represent the dilutive effect of the assumed conversion of convertible notes payable, using the ¡¡¡Óif converted¡¨ method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

A reconciliation of the numerators and denominators of the fully diluted income (loss) per share for the three months ended September 31, 2007 and 2006 is presented below:
	2007	2006
Net income (loss)	$532,272	$(2,018,581)
Effect of 6% convertible debentures	(1,737,296)	-
Net loss assuming dilution	$(1,205,024)	$(2,018,581)

Weighted average number of common shares outstanding	220,191	29,591
Effect of potentially dilutive securities:
6% convertible debentures	17,752,746	-
Weighted average number of common shares outstanding assuming dilution	17,972,937	29,591

The effect of all stock warrants has been excluded from the calculation of fully diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, because their effect would be anti-dilutive.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, ¡¡¡ÓThe Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115¡¨. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective January 1, 2008.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The Company does not anticipate the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

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

NOTE 3 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the ¡¡¡ÓSecurities Purchase Agreement¡¨) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the ¡¡¡ÓInvestors¡¨). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the ¡¡¡ÓNotes¡¨) and (ii) warrants to purchase 1,500,000 shares of our common stock (the ¡¡¡ÓWarrants¡¨).

The Notes carry an interest rate of 8% and a maturity date of March 30, 2010. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The ¡¡¡ÓApplicable Percentage¡¨ means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

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

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". eDOORWAYS determined that the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in eDOORWAYS being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDOORWAYS would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of eDOORWAYS¡¦ control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS No. 133.

The carrying value of the note at September 30, 2007 was determined as follows:

Face value of notes	$2,026,331
Less: Discount for fair value of derivatives	$1,738,668
Carrying value at September 30, 2007	$287,663

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of September 30, 2007 and December 31, 2006 and the impact on the statement of operations for the nine months ended September 30, 2007 are as follows:

	December 31, 2006	September 30, 2007	Gain (loss)
Embedded derivative ¡V Convertible debentures issued in 2006	$4,100,148	$3,277,582	$431,277	(a)
Embedded derivative ¡V Convertible debentures issued in 2007	-	291,624	(22,411)	(b)
Freestanding derivative ¡V warrants	57,234	3,560	53,674
Freestanding derivative ¡V warrants issued in 2007	-	154	745	(c)
Fair value of derivatives in excess of proceeds at inception			(105,112)
Totals	$4,157,382	$3,572,920	$358,173

a)        Convertible debentures in the amount of $118,966 were converted during the nine months ended September 30, 2007.  As a result, the corresponding embedded derivatives were valued at market value on the date of conversion with a gain or loss on derivatives.  The remaining derivative liabilities in the amount of $391,969 were then recorded as a contribution to paid in capital on that date.
b)        The embedded derivative for the conversion feature of the convertible debentures issued on March 30, 2007 had a value at inception of $269,213.
c)        The freestanding derivative for the warrants issued on March 30, 2007 had a value at inception of $899.

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants as of September 30, 2007 were as follows:

Volatility	339%
Discount Rate	4.38%
Term in years	6.50
Warrant Date	March 30,2007
Exercise price (adjusted for reverse stock split)	$3.20
Stock price	$0.2050

During the first nine months of 2007, eDOORWAYS has issued 134,128 shares of its common stock to retire $118,966 of convertible notes.

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

Awalt Group, Inc. Awalt Group, Inc. commenced litigation against eDOORWAYS in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832). This case relates to advertising and promotional services rendered prior to July, 1999. The Plaintiff is requesting $77,189 for actual amounts invoiced and $10,000 in attorney¡¦s fees. Per their invoices, these are for services rendered from May 26, 1998 through June 15, 1999. We filed an answer and are defending the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believe that the statute of limitations has tolled the claim. The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees. We have filed an Answer asserting our statute of limitations defense. On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing to be held on September 2, 2005. The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005. The Awalt Group appealed that decision to the Fourteenth Court of Appeals in Houston, Texas where it was ruled in eDOORWAYS¡¦ favor on June 19, 2007.  The lawsuit is now final and there is no liability for eDOORWAYS.

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with eDOORWAYS, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney¡¦s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. There was a trial date set for April 30, 2007, but this trial date has been rescheduled for November 19, 2007. The company has not accrued any amount on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

B) Consulting Agreements

eDOORWAYS entered into a contract with speakTECH, a software development firm, on April 19, 2007. The terms of this contract cover a seven week period beginning April 19, 2007 and continues for seven weeks, or until the project is completed. speakTECH will develop the eDOORWAYS prototype during this 7 week period. On September 14, 2007, the agreement was extended for an additional 14 weeks.  The total contractual commitment under the revised agreement is $473,055.

Studio Number One has been engaged by eDOORWAYS to design the logo brand ID for eDOORWAYS. This contract was signed on May 3, 2007 and the total commitment of $22,000 was paid in full in the second quarter  of 2007 upon completion of the design work.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2007, investors exercised their conversion rights for 134,128 shares of eDOORWAYS¡¦ common stock, par value $.001, at the conversion prices ranging from $0.07 to $0.36 which reduced the convertible debentures by $118,966 and the derivative liability by $391,969

On September 4, 2007, eDOORWAYS effected a 1 for 2,000 reverse stock split.  All current and prior year share and per share amounts have been adjusted to reflect the reverse stock split.

NOTE 6 - SUBSEQUENT EVENTS

For the period October 1, 2007 to November 10, 2007 eDOORWAYS issued 237,663 shares of its common stock to retire $9,935 of 6% convertible debentures.

During October and November 2007, eDOORWAYS borrowed a total of $61,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $61,100 were converted into 792,443 shares of common stock.  Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.  The change in the exercise price is not expected to materially increase the valuation of the derivative.

On October 25, 2007, the Company completed a financing agreement with private investors and received cash proceeds of $250,000.  eDOORWAYS issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010.  The debentures are convertible into common shares at a discount (using the ¡¡¡ÓApplicable Percentage¡¨) of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion.  The Applicable Percentage means 50 percent. eDOORWAYS simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the three months ended September 30, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report, and our Form 10-KSB for the year ended December 31, 2006.

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

Overview

The eDOORWAYS concept is aimed at solving lifestyle problems for consumers and driving traffic through the physical and/or virtual doorways of goods and service providers.  Although elements of eDOORWAYS exist on other sites, the combination of eDOORWAYS offerings is completely unique and should offer us a competitive advantage through distinct differentiation and an attractive, comprehensive service.

eDOORWAYS Corporation (formerly M Power Entertainment, Inc.) (Ticker Symbol: EDWY.OB), an OTC Bulletin Board-listed company, is establishing an exciting new brand that has developed the core technology platform that combines positive aspects of highly successful businesses in such a way that it overcomes the flaws that have prevented each of them from becoming comprehensive tools for consumers, experts, and businesses to connect.  eDOORWAYS has the potential to change the future landscape of the business to consumer market for information, goods, and services .

Twelve Month Plan of Operations

During the next 12 months, we will direct our resources to the completion of the Phase I development, to the deployment of  eDOORWAYS on a city by city roll out.

The anticipated milestones for our product development during the next twelve months are as follows:

¡P	November 2007 - ¡¡¡ÓClick through¡¨ of our first release version of eDOORWAYS will be ready.
¡P	December 2007 - ,Functional ¡¡¡Óclick through¡¨ will be available and we will begin our first focus group testing.
¡P	February 2008 ¡V Debut eDOORWAYS at a Microsoft sponsored event in [ ] and complete the first phase of development.
¡P	March ¡V April 2008 ¡V Soft launch of eDOORWAYS.
¡P	June 2008 ¡V Deploy the product to the first market.

Cash on hand as of September 30, 2007 was not adequate to fund our operations beyond October 2007.  During October 2007, we received an additional $250,000 of funding under an 8% secured convertible debentures which mature October 25, 2010.  We are currently using cash at a rate of $300,000 per month, for a total use of cash of approximately $4,000,000 during the next twelve months.  This would require us to obtain additional funding of $4,000,000 in order to continue our existing plan of product development.  We plan to obtain this funding by obtaining additional debt financing from the same lenders or new lenders under substantially the same terms as the existing 6% convertible debentures..

 We are presently pursuing a co-venture to market eDOORWAYS as ¡¡¡Ówhite label¡¨ software (a generic version) to address market potential for Business to Business applications for use by Fortune 100 companies.  This is expected to generate an additional revenue stream for the company.

We have raised $2.16 million of funding through September 30, 2007 and an additional $0.25 million in October 2007.  We have used these funds to developed our unique technology that offers a competitively differentiated service offering.  We are seeking additional capital in the amount of $10 million to launch eDOORWAYS, fund a city-by-city deployment, expand infrastructure, finance operations, and to facilitate a marketing campaign.  The soft launch prototype will be ready in February, 2008, and a full launch product is expected to be available 4 months after closing a funding transaction. If the plan we have outlined is achieved within 12 months, we will have raised approximately $10 million for working capital, $3 million of which will be used to retire debt, $250,000 for technology demonstration prototype creation and the remainder to launch the product successfully in the marketplace.

Management¡¦s Discussion and Analysis

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

eDOORWAYS Corporation is attempting to establish a new brand that has developed the core technology platform that combines positive aspects of highly successful businesses in such a way that it overcomes the flaws that have prevented each of them from becoming  comprehensive tools for consumers, experts, and businesses to connect.  eDOORWAYS has the potential to change the future landscape of the business to consumer market for information, goods, and services .  We changed our name to eDOORWAYS Corporation on September 4, 2007, as referenced in the Definitive 14c filed on August 2, 2007.

Business Concept

Focusing on the Business-to-Consumer (B2C) marketplace, web-based eDOORWAYS connects Consumers with needs or questions, directly to vendors ¡V with the aid of Experts who possess answers, solutions, and recommendations as to where to buy goods and services. For Experts (people with special knowledge), it validates their credibility, spreads their fame, and provides them with the opportunity to be rewarded for their opinions. Moreover, small businesses receive a tool that certifies their quality, provides them with leads and drives business through their doorways.  Part Shell Answer Man®1, part  Yellow Pages*, and part ¡¡¡Ówiki¡¨- Consumer Reports®2 eDOORWAYS saves the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way.  Our revenues will be derived from the eDOORWAYS marketplace through advertising, subscriptions and preferential placement fees as well as through the sale of premium services such as consumer research, expert consultation and private label resources.  Additional revenue will be derived from licensing of the platform on a per-seat, per-month basis.

The Industry

eDOORWAYS will capitalize on an emerging opportunity created by several developments:

¡P	the huge success of Web 2.0 community democratic Internet service offerings (like MySpace, Craig¡¦s List, Wikipedia);

¡P	the movement in marketing toward ¡¡¡Óvertical¡¨, micro, or niche marketing and targeted service offerings in place of traditional mass marketing;

¡P	the emergence of new technologies that enable the aggregation and presentation of information on the Internet on an immediate basis; and

¡P
the changing behavior of consumers, who now actively seek online information to answer their questions and gain information prior to purchasing as well as participating in user-generated, community-refereed forums,

¡P
the need for transparent information¡K the truth about satisfaction or disappointment with products, vendors and service providers on a local basis¡K the need for ¡¡¡Ótruths¡¨, generated by users in the form of consumer reviews of repairman, contractors, hotels, restaurants, books, films, and other consumer services, etc.

¡P
a desire on the part of small businesses and merchants that have few measurable media resources for reaching consumers actively involved in the purchasing process to leverage their customer referral base and the internet in an efficient and cost effective fashion, unlike what is currently possible through traditional listing services and local print, radio, and cable tv (non-interactive) outlets .

eDOORWAYS acknowledges and uses these factors to empower consumers and vendors, dramatically changing the "rules of engagement" for tackling lifestyle problems and introducing a more effective environment where all may benefit in important new ways.   In as much as this is an improvement made possible by the advent of technology, it is also a return to a simpler time when you asked your friends and family if they knew someone who could get you a deal or who at least, wouldn¡¦t cheat you.  With the successful introduction of eDOORWAYS, the next generation of Internet activities will begin.

eDOORWAYS will introduce local services on a city-by-city basis to minimize capital requirements, allow for lean staffing, and to optimize value creation.  The Company will initially offer free lists to local and national vendors in a direct sales campaign in which they will attempt to up-sell vendors into first providing a special offer to customers who mention or contact them through eDOORWAYS.  As they become familiar with our service, we will offer additional for-fee services such as one that alerts the vendor when customers indicate interest in their product/services.  The system will also pre-qualify the lead as one with immediate buying interest or information for future purchase.

To attract a community of experts, eDOORWAYS intends to offer an alternative currency plan or points program that will enable them to earn discounts or SWAG (stuff we all get).  These experts will offer opinions and respond to posts.  The body of work will for the basis of the ¡¡¡Ówiki¡¨ portion of the service.

We are initially targeting ten major cities for launch in the first year.  For each city we launch, we will start with an initial advertising thrust and devote a follow-on budget based on a targeted cost per new customer/user acquired.  Additionally, we will host local events to build community and give a public face to the community of experts.  PR campaigns designed to get news coverage will help educate the market.  Lastly, we will rely on viral and word-of-mouth campaigns.

As a public entity, management¡¦s objective is to grow the value of the Company to the point in which the public will actively trade the stock and early investors can take advantage of market liquidity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED September 30, 2006.

There were no revenues for the three months ended September 30, 2007 or 2006.

We had operating expenses of $260,931 for the three months ended September 30, 2007 compared to $76,057 for the comparative period of 2006. The primary reason for this increase was due to an increase in general and administrative expenses related to increased expenditures for professional fees for product development.

We had interest expense of $187,410 during the three months ended September 30, 2007 as compared to $137,751 for the comparative period of 2006. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2006, and the 8% convertible debentures on March 30, 2007.

Our net income was $532,272 during the three months ended September 30, 2007 compared to a loss of $2,018,581 incurred in the comparable period of 2006. This increase in net income was due to an increase in the gain on derivative liability in 2007 as compared to 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

There were no revenues for the nine months ended September 30, 2007 or 2006.

We had operating expenses of $872,114 for the nine months ended September 30, 2007 compared to $1,899,501 for the comparative period of 2006. The primary reason for this decrease was due to the reduction in equity compensation to various consultants for services and professional fees.

We had interest expense of $528,747 during the nine months ended September 30, 2007 as compared to $226,939 for the comparative period of 2006. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2006, and the 8% convertible debentures on March 30, 2007.

Our net loss was $1,042,688 during the nine months ended September 30, 2007 compared to a loss of $5,236,756 incurred in the comparable period of 2006. This decrease in net loss was due to a reduction in professional fees and general and administrative costs in 2007, and also a decrease in the loss from changes in the derivative liability on the convertible debentures.

Liquidity

During the nine months ended September 30, 2007, we used cash of $867,099 in our operations compared to using $1,126,889 in the comparative period of 2006. We had cash on hand of $9,794 as of September 30, 2007 and $949,039 at September 30, 2006. As reflected in the accompanying financial statements, the Company has a loss from operations of $872,114, a negative cash flow from operations of $867,099, a working capital deficiency of $4,755,095 and has a stockholders¡¦ deficit of $4,836,565. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company¡¦s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. The Company currently does not have enough cash to continue operations for the next twelve months.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, eDOORWAYS did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, ¡¡¡ÓThe Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115¡¨. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective January 1, 2008.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not anticipate the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and nine months ended September 30, 2007 and 2006, which are included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to derivative valuation, discount amortization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

 (b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the three months ended September 30, 2007.

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

Deanna S. Slater. On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney¡¦s fees. She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel. The pre-lawsuit demand was for payment of $15,785.25. . There is a trial date set for November 19, 2007. The company has not accrued any amount on the financial statements for this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

Reverse stock split

On September 4, 2007, we effected a 2000:1 reverse stock split of our common stock.

Recent Sales of Unregistered Securities

None

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2007, our shareholders voted to amend our Amended and Restated Certificate of Incorporation to change our corporate name from M Power Entertainment, Inc. to eDOORWAYS Corporation.

In July 2007, our shareholders voted to authorize us to effect a reverse stock split of our common stock in the range of 1000:1 to 2000:1, as determined in the sole discretion of our Board of Directors. The reverse stock split in the ratio of 2000:1 was effected September 4, 2007.

ITEM 4. OTHER INFORMATION

On October 25, 2007, the company completed a financing agreement for $250,000 with private investors.  eDOORWAYS issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010.  The debentures are convertible into common shares at a discount (using the ¡¡¡ÓApplicable Percentage¡¨) of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion.  The Applicable Percentage means 50 percent. eDOORWAYS simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

For the period October 1, 2007 to November 10, 2007 eDOORWAYS issued 237,663 shares of its common stock to retire $9,935 of 6% convertible debentures.

During October and November 2007, eDOORWAYS borrowed a total of $61,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $61,100 were converted into 792,443 shares of common stock.  Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.  The change in the exercise price is not expected to materially increase the valuation of the derivative.

ITEM 5. EXHIBITS

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

10.1 Non-employee director agreement with Lance Kimmons appointing him to the Board on January 1, 2007. (Filed with Form 10-KSB on April 2, 2007 and incorporated herein by reference).

10.2 Consulting Agreement between the Company and speakTECH dated April 19, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference).

10.3 Consulting Agreement between Justin McCormack dated April 1, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference ).

10.4 Consulting Agreement with Studio Number One dated May 3, 2007. (Filed with Form 10-QSB on May 15, 2007 and incorporated herein by reference).

10.55 Callable Secured Note between the Company and AJW Partners LLC, dated October 25, 2007. (Filed herewith)

10.56 Callable Secured Note between the Company and AJW Master Fund, dated October 25, 2007. (Filed herewith)

10.57 Callable Secured Note between the Company and New Millineum Capital Partners II, LLC, dated October 25, 2007. (Filed herewith)

10.58 Stock Purchase Warrant between the Company and AJW Partners LLC, dated October 25, 2007. (Filed herewith)

10.59 Stock Purchase Warrant between the Company and AJW Master Fund, dated October 25, 2007. (Filed herewith)

10.60 Stock Purchase Warrant between the Company and New Millineum Capital Partners II, LLC dated October 25, 2007. (Filed herewith)

10.61 Securities Purchase Agreement dated October 25, 2007. (Filed herewith)

10.62 Promissory Note between the Company and Maria C. Chararlambous dated Nov 12, 2007.(Filed herewith)

10.63 Promissory Note between the Company and Panayioti Yianni dated Nov 12, 2007.(Filed herewith)

10.64 Promissory Note between the Company and Theophilos Charalambous dated Oct 19, 2007.(Filed herewith)

10.65 Promissory Note between the Company and Candice Barnett dated Oct 21, 2007.(Filed herewith)

10.66 Promissory Note between the Company and Theophilos Charalambous dated Oct 19, 2007.(Filed herewith)

10.67 Promissory Note between the Company and Efterpi Charalambous dated Oct 19, 2007.(Filed herewith)

31.1 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Dated: November 19, 2007
/s/ Gary F. Kimmons
By____________________________________
Gary F. Kimmons
President, Chief Executive Office and
Chief Financial Officer