Form 10KSB
eDOORWAYS CORP
filed 2008-05-19
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission File Number: 000-22057

eDOORWAYS CORPORATION
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
Yes ☐ No ☒

The Issuer's revenues for the most recent fiscal year ended December 31, 2007 were $0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 12, 2008 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $0.02. The number of shares of the Registrant's common stock issued and outstanding on May 12, 2008, was 149,683,474.

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

Although these forward-looking statements reflect the good faith judgment of management based on currently available information, forward-looking statements involve a number of risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Some of the factors, risks and uncertainties that could cause actual results to differ include several large web portals, and a number of smaller players engaged in the web portal business. Although none is exactly “eDOORWAYS” each has substantial resources and established branding.   Can a newcomer compete effectively against established web portal leaders Google ($6.1b GR), Yahoo ($5.2b GR), eBay ($1b GR), Microsoft’s MSN (reported at approximately $500M) and Craigslist.com?   These portals offer personalized navigation, built-in content services, alerts, micro-sites, shopping, downloads, auctions, real estate, travel search, and many other services, the users being the same competitively. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition, and operating results. While we hope to be competitive with other companies, there can be no assurance that such will be the case.

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

Management and Board of Director Changes

January 1, 2007,  Lance Kimmons replaced Dick Meador as a member of our Board of Directors.

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

Background

In the first quarter of 2006, we elected to revise our previous business model, which involved making acquisitions of privately-held entertainment companies with the objective of linking them to a new form of Internet product/service distribution. We decided that the change was necessary because we had experienced difficulty raising sufficient capital for expansion, and because our attempt at leveraging the assets/revenue of our acquisitions to help them grow was difficult as well. A third key factor in our decision is that the subsidiaries were not passing a portion of their revenues along to the parent company.
We are implementing a new approach whereby we will become an Internet technology and marketing services company. We believe that this will be advantageous for us for the following reasons: First, it will give us an opportunity to leverage our previous experience with software design and development and Internet technology. Second, it will be a more focused and coherent strategy. By focusing on a single objective, we believe we can be more effective as an organization.

As an Internet technology and marketing services company, we have adopted a business model with several components. The two most important ones are:

1.	Creation and successful deployment of the eDOORWAYS initiative;
2.	The pursuit of strategic relationships with other relevant entities.

We expect to generate revenue from an effective implementation of these components.

Current Business Activities
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
Our current plan is to secure financing of $8 million.  These funds will be used to pay for testing the prototype in a soft-launch and building infrastructure for a phased rollout in selected cities. Current activities include the implementation of new investor relations and public relations campaigns geared to bring attention to us and to "eDOORWAYS"; and the pursuit of strategic relationships with well-established entities supportive of our mission and business model.

We are pursuing an aggressive development schedule to complete the eDOORWAYS platform.  We are working with speakTECH, a software development contractor on the West Coast, to create the necessary software. The approximate timeline for rollout of the platform is as follows:

•	November 15th, 2007 we completed a “click-through” version of the first phase, or collaborative component, of eDOORWAYS.
•	December 15th, 2007 we completed a working, or “functional”, click-through of the platform. This version will be used for initial focus group testing scheduled to begin in the 2nd quarter of 2008.
•	June 1st, 2008 through July 31st, 2008 – focus group testing and revisions to the platform as necessary.
•	August1st, 2009 through September 30, 2008 – “soft” launch of the platform beginning in the Austin, Texas market.
•	October 1st, 2008– “hard” launch of the platform throughout selected US cities.

The Opportunity

eDOORWAYS Revenue Opportunities
Our revenue generating activities will be:

•
Advertising Revenue based on a cost per thousand views (CPM).  We believe that because of the targeted focus by special interest and need as well as the likelihood of near term purchase decision, that eDOORWAYS will garner a premium CPM rate.

•
Prepaid Services/Subscriptions from vendors who wish to prepay for lead generation or to subscribe to receive alerts (through email or text message) when someone has indicated an interest in a product or service the vendor provides.  eDOORWAYS believes it can command premium rates for “golden nugget leads” like these where a clear need has been indicated and a purchasing decision is imminent.

•
Preferential Placement Fees will be charged to vendors who wish to stand out,  similar to Google keyword purchases or paying to have one’s resume come up first in recruiter searches of the job boards.  We are convinced that this will be a growing revenue source.

•
Private-label Lease/Sale and operation of the Platform may be of interest to professional associations, trade groups, and large corporations with supplier bases that could pay us for access to their own version of the service.  The eDOORWAYS platform is ideal for generating topical information that assists in purchasing decisions and therefore has value.

•
CRM & Datamining reports and services will be available as the consumer base grows. Whereas initially, vendors will receive advantage from “golden nugget leads”, in the long run, the platform will be used to identify candidates who can possibly be convinced to accelerate a buyng decision in the future. As an example, eDOORWAYS could potentially identify a candidate for a new car purchase by mining information on people with a lot of car repair questions. Local auto dealers and manufacturers may pay a premium for this service.

The concept of "lending a helping expert hand" to assist you in your moment of need is potentially applicable to all lifestyles and avocations.   In each case, the service will be entirely free to consumers - we will be paid by vendors in the form of a percentage of each sales transaction.

Product/Service Description

eDOORWAYS is creating a platform that combines positive aspects of highly successful businesses in such a way that it overcomes the flaws that have prevented each of them from becoming a comprehensive tool for consumers, experts, and businesses to connect.

eDOORWAYS will be a web-based consumer problem solving gateway, lifestyle information source, and online business-to-consumer marketplace saving the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way.  At its core, eDOORWAYS is a collaborative venue that connects people with questions to experts with answers, solutions, and recommendations as to where to buy goods and services related to their area of interest.  For people with special knowledge, it validates their credibility, spreads their fame, and provides them with the opportunity to be rewarded for their opinions.
In a manner analogous to the typical town square found in many American towns and cities, eDOORWAYS will engender an atmosphere of transparency, immediacy, and intimacy.  Like the town square, where it’s possible to know who all the relevant vendors are, their product and service offerings, and the relative up and down sides of each, as well as the prices they charge, eDOORWAYS will induce a form of candor and competitiveness that can only benefit consumers and businesses alike.

Example of a Typical Transaction
Imagine that your hot water heater in your home is not working correctly.  Unfortunately, troubleshooting malfunctioning hot water heaters is not your area of expertise.  To garner the information you need, you enter the eDOORWAYS gateway on your laptop computer.  Inside eDOORWAYS, you're escorted to the Home Improvement lifestyle area where you're able to review in-depth and comprehensive information about your problem supplied and maintained by others in the democratic community who have relevant expertise.   Next, you choose to speak with subject matter experts representing home improvement products and service vendors who offer to lend a hand.  You select a local vendor who introduces John, the hot water heater troubleshooting expert.  With John's knowledgeable guidance and support, you gain the expertise necessary to diagnose the nature of the problem - a worn out coil.  John offers to have a new one sent over immediately from their store down the street, or they can have it waiting for you to pick up.  However, you decide that maybe its time for a new and larger 75 gallon heater.  John points you to their water heater manufacturer's representative, who assists you in making a purchase choice.  Shortly thereafter, the new heater is on its way to your home.

The example above narrowly describes how eDOORWAYS can be of service.   However, its capabilities are far greater, offering real-time group problem solving and collaborative capabilities and many other features.  We are going to go back to the basics of good customer sales and service - the kind of service where there's someone out there who knows what your needs and interests are, and who really cares.  We believe that it's possible, with today's technology, for us to offer that kind of service on the Internet.

eDOORWAYS will offer two synergistic service components to drive the brand:

1.	A performance support feature that assists consumers in resolving current lifestyle problems and issues on a real-time collaborative basis; and
2.	An e-marketplace where vendors are allowed to establish "storefronts" where they can communicate directly with consumers.

These two service elements will be uniquely combined into a single, seamless interface to provide an environment designed to foster collaborative teamwork between the consumer, other members of the broader consumer community, retailers, and manufacturers.

eDOORWAYS will be first and foremost a problem solver, allowing "lifestyle consumers" to quickly research and assess their problem (like installing brake pads on the car, or planting the right land scape at home) with the aid and valuable knowledge of thousands of others who have a solution at hand that they're willing to share.  The idea is to put the consumer in a unique problem-solving environment that can effectively assist him/her in obtaining the right solution and acquiring the resources (i.e., products and services) necessary to put the solution in motion.  To do this, we make the consumer, relevant retailers and manufacturers, and the consuming public as a whole (who have contextual experience potentially valuable to the person with the problem) part of a single goal-oriented team.

A key aspect of the first service element is the fact that eDOORWAYS brings additional resources to bear in solving the consumer's problem.  One important resource is that of training and education on relevant lifestyle topics and issues.  It's no coincidence that our company happens to have developed a highly advanced and internationally accredited teaching technology called Smart One.  The Smart One instructional technology was previously chosen as a “flagship technology” of the United Nations and was awarded “best product, retail strategy and technology” by the Retailers of America.

Smart One is an intuitive learning technology that creates a customized user profile by assessing the knowledge and skill level, and the strengths and weaknesses of the user through a sophisticated, yet easy to use Q&A format. As the user interacts with the learning environment, his/her profile and progress are benchmarked against an already stored “expert profile” of the demonstrated knowledge and skill that an expert in the field would have. Using the “expert profile” as a comparison, the program gauges the users progress and modifies the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user.
As an example of how Smart One technology might be used in eDOORWAYS, home improvement vendors such as Home Depot or Lowe's typically provide their customers with in-store training classes on how to lay tile floors, install composition roofing, and perform other home-based jobs.  These retailers offer the classes as a way to bring customers into their stores.  If Home Depot or Lowes were to establish a eDOORWAYS storefront, they could replace or augment their classes with Smart One-empowered distance learning courses.  The added convenience to consumers offered by the Smart One learning experience and of taking the classes at home without having to go to store-based classes could provide the retailers with a value added in the marketplace.

With its second service component, eDOORWAYS will be an e-commerce business-to-consumer marketplace.  Once the consumer has a solution at hand, retailers/manufacturers can help him/her acquire necessary products/services quickly and conveniently.   Manufacturers also can assist the consumer by offering context-relevant information, guidance and support, promotional offers and the business-to-consumer tools geared to solve the consumer's problem.

Private Label Licensing Operations

The Company is examining the possibility of a hybrid joint venture with speakTECH, the development company responsible for such web-based systems as MySpace, ABC, and XYZ.  As they have been developing the eDOORWAYS platform on a work-for-hire basis, they realized that their Fortune 500 client base was looking for functionality provided by our platform.  speakTECH would invest 50% of the capital required to start up and operate a joint venture entity with eDOORWAYS that will build additional functionality into the platform for the B to B initiative.  The money would be used to fund the licensing, implementation, and servicing activities of a private label software solution business.

The eDOORWAYS Brand

eDOORWAYS is built on the following value proposition:

•	Answers to question and solutions to lifestyle problems
•	From experts who have proven their expertise
•	Referral to qualified, quality vendors.

The eDOORWAYS brand is about freedom - eDOORWAYS offers all of us the freedom to transcend the problems we face on a daily basis.   eDOORWAYS is also about personal empowerment - our slogan is "You, and the Power of the World."  Simply enter eDOORWAYS, and you can engage in more beneficial life experiences.  eDOORWAYS is the opportunity we've all been looking for - the chance to bring in the pros and conquer whatever we've been up against.   We all have wished we had someone there to help us at one time or another, and now we do!   In fact, at eDOORWAYS, we bring the world to you.  The eDOORWAYS brand stands for newfound freedom, a new form of personal empowerment, and the opportunity to seek new forms of personal expression.

Another integral part of the eDOORWAYS brand will be a problem solving culture that borders on the fanatic.  We are going to become the problem solving experts of the Internet.  This will be a primary brand driver, pervading every "nook and cranny" of our business endeavors.  This focus will be reflected in a every aspect of the way we present ourselves to our customers, both the consumers who come to visit the gateway, and our commercial clients as well.

MARKET RESEARCH & ANALYSIS
eDOORWAYS’ Customers (B to C)

By serving three distinct constituencies in a unique fashion, the eDOORWAYS platform provides value to all users and derives revenue because of their participation.  The three user-types are:

•	Consumers: the users searching for information, how-to instructions, recommendations and referral to retailers/service providers.
•	Experts: people with specific interest, passion, and/or expertise willing to share their knowledge with anyone who asks.
•	Vendors (Retailers, Discounters, Service Providers, and Manufacturers) who offer their products/services for sale and who wish to leverage community-based marketing.

Our brand will focus on middle-class Americans who have access to the Internet at home and who are most prone to experience the full range of problems associated with daily lifestyle activities- making home improvements and car repairs, starting a garden, or engaging in sports activities.  This market segment includes both younger, upwardly mobile people who are just beginning to earn higher salaries as well as older, more established middle-class Americans, including Baby Boomers with purchasing power and the inclination to spend money on lifestyle pursuits.

Joint Venture White Label Customers (B to B)

The joint venture entity we may choose to implement to exploit the B to B market opportunity would initially focus on the existing customer base of speakTECH.  Examples of current speakTECH customers are American Express, Sony and Panasonic.  The entity would also move beyond this base as quickly as possible to test the mid-cap domestic market.  It is believed that companies in these market segments will be interested in the benefits of using an eDOORWAYS white label version of the software to meet their CRM and customer service requirements.  Our goal would be to secure a baseline license fee of $100K to $300K from each company.  Additional fees would be charged for modifications to the eDOORWAYS platform and for transaction processing, which would also be provided as a service.

Market Sizes & Trends

The eDOORWAYS target market (boomers and slightly younger third-agers) are significant populations in the United States.  Today there are close to 108 million people are over the age of 45. This powerful block of boomers and mid-lifers in transition comprises over 40% of the population, and has the majority of the buying power in the United States. They account for 70% of the U.S. net worth, controlling $9 trillion. In the next 15 years, the 50-64 age popular will grow by 50% and the 65-plus population will grow 32%, while the traditionally coveted 18-40 Gen-X and Gen-Y populations will grow only 3% combined, according to a new study by JWT BOOM.
ThirdAgers - baby boomers and mid-lifers generally in their early 40’s through mid 60’s - are regularly stereotyped as being technophobes and slow to jump on the technology bandwagon. However, our study shows that not only are they online, they’re surprisingly a formidable presence on the Internet. Over 72% of ThirdAgers access the Internet from Broadband in their homes. This is significantly more than the national average across all age groups. A primary way boomers spend their time on the Internet is to research information, find resources and gain knowledge and the findings bear this out.

The eDOORWAYS audience might span a much wider age range. Young adults 18-24 are also taking advantage of an influx of new media by communicating about service, products and brands through instant messaging (37.5%), text messaging (23.7%), and online communities (20.6%).
The potential market for eDOORWAYS services is sufficiently large and they are already predisposed to using the internet to help make purchasing decisions.  eDOORWAYS may only need to create awareness of the advantages of our services rather than educating the market.

Internet Marketing Trends

A report from BusinessMarketing starts by noting that users (of the Internet) are just as interested in creating content as they are in watching it, and suggests that marketers must truly understand their target audience's behavior and interests to cut through the clutter. Four of the top 10 marketing trends for 2008 substantiate eDOORWAYS business concept:

•
Web 2.0   Marketers will embrace Web 2.0 applications in their quest to connect with customers and build loyal communities of users. This is a technology in which users create online identities and interact with each other, including user-generated videos, blogs, wikis and social networking.

•
Engaging the Customer   As marketers use new interactive technologies to "engage" the user, such as online video and social networking, they will need more sophisticated ways to measure user engagement with the experience. Agencies are also developing new metrics for their clients to use in evaluating user engagement on Web sites, including metrics for online video ads such as length of time spent watching; number of stops, pauses and restarts; and interactively by entering information into a request field.

•
Sophisticated Search   Search continued to lead growth in online ad spending this year, accounting for 40% of total online advertising revenue in the first half, according to the "Internet Advertising Revenue Report" from IAB and PricewaterhouseCoopers. EMarketer said search will continue to account for more than 40% of online ad spending through 2010. Eric Eller, senior director of product marketing for Advertising.com, said concludes that localization and socialization of search are trends to watch in 2008.

•	Sales Leads According to BtoB's "2007 Marketing Priorities and Plans" survey, acquiring new customers was the No. 1 marketing goal for 2007, cited by 62.3% of respondents.

Internet Advertising Trends

Internet advertising revenues reached a new record of $4.9 billion for the first quarter of 2007. The 2007 first quarter revenues represent a 26% increase over Q1 2006 at $3.8 billion and a 2% increase over Q4 2006 at $4.8 billion, according to a report from The Interactive Advertising Bureau (IAB). The continued growth of online ad revenues clearly illustrates marketers' increased comfort with the extraordinary vitality and accountability of this medium. It reaches consumers with an unprecedented level of efficiency and measurability that provides marketers with actionable data.  Separately, KenRadio, a tech news aggregator reports that 52% of very small businesses to increase online spending. They also reported Local online advertising would grow 31% in 2007, hitting $7.7 billion. Local paid search, already approaching $1 billion this year, would mushroom by 86% in 2007, to $1.8 billion.  eDOORWAYS primary revenue sources are growing markets.  The small business segment is showing very strong  growth.

Social Network Marketing

Led by MySpace, social networking is a cultural phenomenon that is still developing a stable revenue model. Even so, it was estimated that in 2007 marketers will spend $900 million on advertising and marketing on social network sites in the US, mostly to create profile pages and sponsored promotions.  Vendors have significant dollars budgeted to advertise on social network sites like eDOORWAYS.

Web as a Shopping Info Resource

Shoppers continue to use the web as a resource before determining which items to buy and where. According to the survey, 92.5% of adults said they regularly or occasionally research products online before buying them in a store.

Our Competition

eDOORWAYS will be an "open" website with typical HTML interactivity that people can access through internet searches as well as from a variety of partner/client websites.  eDOORWAYS will compete either directly or indirectly with the following web-based entities:  GenieTown, LooBoo, The Local Guru, Local, Yub, Slide, Facebook, LinkedIn, Yahoo Answers, MySpace, and Fatdoor.  These competitors do not have a collaboratively-based contextual (real time) service offering of the type contemplated by our business plan.

Competitor	Competitor Description
GenieTown
GenieTown is building the online marketplace for local services. The company helps consumers hire quality service providers who get the job done. Services are offered in nearly every category. On GenieTown, anyone can be a Genie and everyone can find the right Genie for the job. Today, most products can be purchased on the Internet and virtual services are available on a global level. Local services that require physical presence of the provider are still hard to find online. GenieTown leverages the power of the Web and matches consumers with local service providers in a safe, efficient, and trusted manner. GenieTown not only features home improvement service providers in the San Francisco Bay Area but provides the opportunity to any one to become a Genie and offer services on a local level as well as seek service providers.  Founded by a group of Stanford entrepreneurs in late 2006, GenieTown is funded by angel investors and is located in Palo Alto, CA.

LooBoo	LooBoo aspires to be your local business community. Search their extensive database and find a business near you.
The Local Guru
The Local Guru website was founded in late June, 2004. Their mission is to deliver valuable tools and marketing for skilled Canadian residents, allowing people of like-skills to build relationships and grow business and contacts.  Their goal is to become Canada's most effective way to link skilled persons with people in their community. They have a belief that everyone has a particular skill at which they are great. TheLocalGuru.com is about capturing that skill and enabling people to leverage it for the benefit of self and community.

Local
Local.com is a leader in local search with the Local.com search engine and related products that deliver relevant search results. With more than 20 patents held or pending for search engine technologies, Local.com designed its local search engine to help users quickly and easily find the most relevant results for local businesses, products, and services. In addition to the local search engine, Local.com offers products and services that help advertisers, business partners and local businesses optimize results for local search queries, effectively matching end user searches with advertisers in ways that are beneficial to both sets of Local.com customers.

Yub
Yub is an online mall where people meet, hang together, and get up to 25% back for shopping.   The number of products listed in Yub's mall is 5,921,625.  Like a real mall, you can hang out with friends, meet others, and people watch.  Unlike a real mall, Yub personalizes your shopping and pays you for it.

Slide
Slide is the largest personal media network in the world, reaching more than 134 million unique global viewers each month and 30 percent of the U.S. Internet audience. Slide helps people express themselves and tell stories through personalized photos and videos created on Slide.com and viewed anywhere on the web or desktop.
Slide widgets — including Slideshows, Guestbooks, SkinFlix and FunPix — are popular on top social networking and blog platforms, including MySpace, Facebook, Bebo, Hi5, Friendster, Tagged, Piczo and Blogger. Slide is also the leading application developer on Facebook with more than 63 million applications installed, including SuperPoke and Top Friends, the most active application by more than four times that of any other 3rd party developer.
Launched in 2005 and founded by PayPal co-founder Max Levchin, Slide is backed by the Mayfield Fund, Blue Run Ventures, Khosla Ventures and Founders Fund.

Facebook
Facebook is a social utility that connects people with friends and others who work, study and live around them. People use Facebook to keep up with friends, upload an unlimited number of photos, share links and videos, and learn more about the people they meet. All that's needed to join Facebook is a valid email address. To connect with coworkers or classmates,  you can use your school or work email address to register. Once you register, join a regional network to connect with the people in your area.
Facebook is made up of many networks, each based around a company, region, or school. You can join the networks that reflect your real-life communities to learn more about the people who work, live, or study around you.

LinkedIn
LinkedIn believes that relationships matter. Our professional relationships are key to our professional success. LinkedIn's mission is to help people be more effective in their daily work and open doors to opportunities using the professional relationships they already have. A LinkedIn network consists of your connections, your connections’ connections, and the people they know, linking you to thousands of qualified professionals.
Through your LinkedIn network you can:
• Find potential clients, service providers, subject experts, and partners who come recommended
• Be found for business opportunities
• Search for great jobs
• Discover inside connections that can help you land jobs and close deals
• Post and distribute job listings
• Find high-quality passive candidates
• Get introduced to other professionals through the people you know

Yahoo! Answers	With Yahoo! Answers you can get real answers from real people. You can ask questions easily, answer others' questions, and see what others are asking.
MySpace
Create a community on MySpace and you can share photos, journals and interests with your growing network of mutual friends.  See who knows who, or how you are connected. Find out if you really are six people away from Kevin Bacon.

MySpace is for everyone:
• Friends who want to talk Online
• Single people who want to meet other Singles
• Matchmakers who want to connect their friends with other friends
• Families who want to keep in touch--map your Family Tree
• Business people and co-workers interested in networking
• Classmates and study partners
• Anyone looking for long lost friends.

Fatdoor
Fatdoor aims to connect you with your neighbors by providing a localized social network for your physical community. Although the site will be in private beta until the spring of 2008, a handful of details have been publicly available since at least June. The website will integrate with Microsoft Virtual Earth to display local business and residential listings on an interactive map. Once users claim their listings, they can add profiles and put down their interests. Users can then plan events and form local interest groups with the site.

Based on the intended design of eDOORWAYS, none of the primary competitors we have identified is attempting to offer an intensive problem solving service of the nature that we are contemplating.  It can be argued that Google and Ask.com offer their search capabilities as a problem solving tool.  While we are willing to concede this fact, the searches that can be performed do not approximate the kind of collaborative problem solving service we are contemplating whereby the search function is combined with context-relevant information and other useful functions such as placing the consumer in contact with real-time retailer and manufacturer product/service status and availability information, guidance and support and offering valuable context-relevant "community chat" solutions offered by other consumers familiar with the problem faced by the consumer.

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

Our partners will have the opportunity to attract new customers, get closer to existing customers, learn about real-life business trends earlier and more efficiently than they do today, and grow sales while leveraging their existing infrastructure (i.e., they are already invested in web selling.)

Features & Benefits

Key differentiators of the eDOORWAYS service offering will be increased consumer empowerment through a higher level of engagement with retailers, manufacturers and other consumers, and a stronger orientation toward customer service and improved ways for retailers to identify prospects and close the sale.  These can be explained as follows.
eDOORWAYS will be beneficial to consumers because it:

•	Offers new perspectives about lifestyles they would never have thought to ask about;
•	Provides consumers with context-specific expertise for solving practical daily problems related to health, the home, family, etc.;
•	Serves as a source for lifestyle education and personal improvement;
•	Offers unprecedented consumer access to lifestyle/entertainment and information resources (products and services);
•	Offers consumers a unique forum for lifestyle community; allows them to engage in social interaction with peers who share similar interests and priorities;
•	Engages consumers by inviting them to participate in solutions to lifestyle issues and problems, and;
•	Minimizes time and money wasted when consumers are forced to resort to trial-and-error solutions.

We think that eDOORWAYS could become the go-to resource for anyone who is actively engaged in pursuing a lifestyle problem.  Whether it’s home improvement, computer dating, restoring old cars, or training for that mid-life “ironman” contest you never got to enter in your 20s, eDOORWAYS can become the on-line virtual expert we all need from time to time to help solve our daily problems.  It also may become the avenue of choice for buying those things that are most important and relevant to our needs and interests.
eDOORWAYS will also benefit vendors because it:

•
Serves as a new platform for business commerce, delivering targeted "gold nugget" prospects (consumers) to vendors. Offers vendors a forum for demonstrating credibility and an avenue for closing the prospective customer;

•	Provides a robust environment for CRM and targeted marketing. Creates an avenue for personalized engagement and relationship building;
•	Allows businesses of all types and sizes to engage in the global market and compete with much larger, established entities;
•	Offers emerging companies an opportunity to compete with the market-share leaders in their industry, and grow their revenues without an enormous investment in physical infrastructure;
•
Offers market-share leaders a unique, affordable opportunity to attract additional new customers and more importantly, an avenue to cement a long-term relationship with existing customers by making services available 24/7/365;

•	Offers businesses a way to drive consumer traffic to brick-and-mortar facilities, and;
•	Reinforces the concept that businesses can offer true customer service and genuine solutions.

We believe eDOORWAYS can offer a wide range of businesses a unique opportunity to present their products and services to a broader market.  The "storefronts" they establish on eDOORWAYS will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need.  This will give our business clients a rare chance to build clientele by engaging consumers through superlative service and support.  In doing so, our sponsoring companies will have a new way to reach potential customers and close them, while building a strong long-standing B to C marketplace relationship along the way.

Technologies Used to Provide Services

Until we complete the Branding Plan, we will not be able to make a final determination of the technologies we will require to offer our contemplated services.  Currently we believe that the eDOORWAYS service offering will be accomplished through the integration of the following software technologies:

•	"Targeting" software - used to pinpoint consumers' physical location and market availability; available from numerous vendors.
•	"Push" software - used to drive "permission" marketing campaigns of our partners; available from numerous vendors.
•	Systems integration software - used to "manage" all of the above; available from numerous vendors.
•	Smart One teaching software - our proprietary expert systems based educational software; to be updated and revised to accommodate recent advances in presentation and transmission capabilities.
•	Search software – used to assist consumers in obtaining timely and relevant solutions to their problems, both within the context of the moment and over a long period of time.

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

eDOORWAYS Marketing

eDOORWAYS is planning a phased rollout to major cities to allow us to market locally and leverage tighter ad budgets at first.  With our three constituencies, we will be charged with creating a campaign that has “value-chain” appeal. Our marketing plan will include the following components:

•	To Build the Vendor Listings
o	Telesales to initial vendors for free and upgraded listings.
o	As the consumer user base builds, eDOORWAYS will communicate opportunities to purchase lead generation and alert services.
o	Ad tiles on Google, Yahoo, etc.
o	Email blasts (from MPE, Clients, partners, etc)
o	Trade magazine print ads (industry/segment specific)
o	Local events that build the community, spotlight local vendors and attract experts and users alike.
•	To Attract Users
o	Advertising and PR campaign
o	Local events that build the community, spotlight local vendors and attract experts and users alike.
o	Ad tiles on Google, Yahoo, etc.
o	Email blasts (from MPE, Clients, partners, etc)
o	Vertical interest magazine print ads
o	Viral and word-of-modem campaigns.

Timeline

Following the completion of the $8 million financing, the time frame for the launch in the first city (Austin) is:

•	Creation of collateral materials, radio, print, and television spots, scheduling of launch events in cities
•	Staffing up to coordinate launch in at least 3 cities over the next year should take 4 to 6 months.
•	Recruitment of the partners/experts portion of the gateway should take 2 to 4 months per city depending on how extensive they want their presence to be.

Target Cities & Rollout

eDOORWAYS is targeting the largest 30 cities in the US in terms of numbers of businesses and population.  We will roll out new cities on a phased basis to balance the advertising/marketing costs with growth opportunity.

RISK FACTORS

The Service

The Company is a web-based consumer problem solving gateway, lifestyle information source and online business-to-consumer marketplace.  The creation of each of these three service components carries with it related but different risks.

•
For the consumer problem solving service, it will be necessary for the Company to successfully achieve an ongoing and working collaboration between consumers, various participating retailers and manufacturers.  The refusal of any one of these groups to participate could seriously undermine the quality of service offered.

•
The second service, an online information source, will be highly dependent on the success of the Company's strategy to elicit participation from a wide range of user-experts.  If the public fails to support the site, the service would be curtailed.

•
Finally, the Company intends to create an underlying business-to-consumer marketplace that would allow generate leads for local/national retailers/service providers and offer immediate response.  If consumers fail to see the value of such an offering, or if retailers/service providers do not commit to providing real-time information and support for the consumers, the service would be rendered ineffective.

Capital Needs and Operating Losses

The Company has substantially developed the service offering and the platform.  Additional investment is required to provide scalable infrastructure and support for the service as well as development of future related services.  Additionally, marketing dollars will be required to build awareness on the part of consumers, enlist retailers, and attract experts.  To minimize initial capital requirements, eDOORWAYS will be launched on a city-by-city basis, however, we may not operate profitably in the next year or longer.  The anticipated funding is projected to be sufficient to sustain the operations of the Company until it is profitable.  Conceivably, additional capital may be required.  This additional capital may be obtained from investors who may purchase additional shares of the Company at prices higher or lower than the prices paid by the earlier investors.

Relationships with other Consultants and Organizations

The Company's market program contemplates utilization of outside consulting firms as the primary marketing method.  While the Company has had prior experience with these firms and they have expressed a high degree of interest in pursuing the project, they will not make a firm commitment until additional funding has been completed.

Competition

The Company's staff is small and the financial resources are limited.  Should a large competitor from the Internet services industry elect to enter the market, this action could put the Company at a significant disadvantage.
There are several large web portals, and a number of smaller players engaged in the web portal business. Although none is exactly “eDOORWAYS” each has substantial resources and established branding.   Can a newcomer compete effectively against established web portal leaders Google ($6.1b GR), Yahoo ($5.2b GR), eBay ($1b GR), Microsoft’s MSN (reported at approximately $500M) and Craigslist.com?   These portals offer personalized navigation, built-in content services, alerts, micro-sites, shopping, downloads, auctions, real estate, travel search, and many other services, the users being the same competitively. There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition, and operating results. While we hope to be competitive with other companies, there can be no assurance that such will be the case.

Limited Management

Although principals have extensive experience in associated industries, they have not had experience in this specific niche.  Additionally, the number of executives in the Company is small and should death, disability or departure occur, this could result in short term reduced performance.  Gary F. Kimmons, CEO, is fully committed to the Company, founded it in 1993, and has plans to continue.  However, his premature departure could have significant consequences for the Company's future.

Limited Operating History

The Company is a newly-reorganized corporation in the earliest stages of development.  The Company's service offering is a new concept in the web-based service industry.

Limited Transferability of Stock

The Shares have not been registered under the Securities Act of 1933 as amended and will not be transferable unless they are registered or an exemption is obtained.  The Shares may require registration under State Securities Law before they may be resold.  Consequently, there is not likely to be a secondary market for the shares for a considerable period of time and a purchaser may not be able to liquidate his investment.

Current activities

Capital Acquisition Activities

We have been engaged in locating and securing sufficient capital to fund our plan.  We began our latest capital acquisition effort in December, 2007 with the objective of securing $1.5 million, the amount necessary to facilitate completion of the B to C version of eDOORWAYS and a "soft launch" in Austin, Texas.

Product Development

In 2007 and in the first quarter of 2008, we have been working with our software development contractor, speakTECH, to create the Phase I, B to C version of eDOORWAYS.  The initial user interface for the service offering has been created (approximately 130 web pages) and is being subjected to user (focus group) testing.  Should it be necessary, revisions to the design will be made in the second quarter of 2008.

Pre-launch Organization and Planning

Initial planning and organizing activities are under way for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version starting in the Austin market.

Marketing/Deployment of the eDOORWAYS´"B to C" Service Offering

We have engaged Applied Storytelling as our brand development consultant.  In addition, they are assisting us in the creation of our B to C marketing and deployment strategy.

Development of the Brand Platform

Applied Storytelling, a San Francisco-based consulting firm, has been engaged to create the eDOORWAYS brand identity, it's positioning strategy, and platform.  These activities began in December, 2007.

Entertainment Vertical Market Development

Ajene Watson, an entertainment marketing consultant in New York City, has been engaged to create a business plan for the entertainment vertical market.  It is our objective using his services to create an entertainment division that can achieve near-term profitability using the eDOORWAYS revenue model.

ECONOMICS OF THE BUSINESS

The critical factor to profitability in a business like eDOORWAYS is managing the cost of customer acquisition and monitoring the effectiveness of advertising/sales channels.  The economics of this business at scale can offer significant returns.  In addition, valuation can be viewed by traditional means such as multiples of earnings or cash flow; or by far larger multiples of user value.

As an internet company, our direct cost of sales centers purely on the cost of collocation and serving the web pages to users.  The two biggest line item expenses for the Company are likely to be advertising/customer acquisition costs and compensation.

eDOORWAYS is likely to lose money in 2008 although profitability on a month-to-month basis may be reached prior to the end of that period.

Providing the launch schedule and the customer acquisition assumptions hold true, eDOORWAYS is projected to break even within 12 months from a currently contemplated minimum funding of $1.5 million.

In addition to the assumptions surrounding break even, capital expenses and platform development investment assumptions must hold true.  In that case, it may be possible for eDOORWAYS to reach positive cash flow in 12 months from funding.

Business Overview
Twelve month plan of operations
Capital Acquisition Activities

During the next 12 months, we will direct our resources to the development, branding, and launch of the eDOORWAYS web service offering.   This includes both the B to C and B to B versions of eDOORWAYS. We will enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS portal.

As the transition to the eDOORWAYS business model has proceeded, we have raised $2.415 million in capital, and plan to raise another $3 million in 2nd quarter 2008.  If the plan as outlined is achieved within 12 months, we will have raised approximately $5 million for working capital and $5 million for deployment of the B to C version of the eDOORWAYS Internet service offering.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

We have raised $2.415 million in capital, and plan to raise another $3 million in 2nd quarter of 2008 for working capital.  With this additional funding and our current cash balance of $1,000, our cash requirements are sufficient for the next six months based on current pro-forma financial projections.  Of the additional $3 million, $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for it's launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The next four months are devoted to the testing and soft launch of the B to C version of the service offering, with the remainder of 2008 dedicated to transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

A goal has been set to raise investment capital of $8 million in 2008 through funding acquisitions, joint ventures and strategic alliances to be used in the business to increase working capital, boost staffing, and purchase fixed assets such as a building and server farm.  The increase in staffing is projected to be as follows: production – 6 employees, general and administrative – 3 employees, sales and marketing – 6 employees.  Our projections for the next twelve months are as follows:

Summary of Sources and Uses of Funds

Of the additional $3 million we plan to raise, $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for its launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The next four months are devoted to the testing and soft launch of the B to C version of the service offering, with the remainder of 2008 dedicated to transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

(a) eDOORWAYS B to C Initial Launch in Austin ($1.5 million)
•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(b) eDOORWAYS B to C National Launch ($5 million)

•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

Product Development

Our objective is to complete testing of Phase I of the eDOORWAYS B to C web service offering in the second quarter of 2008 in preparation for a "soft launch" in Austin, Texas by the end of the quarter.  It's also our objective initiate development of Phases II and III of the eDOORWAYS B to C service offering during the second quarter, with a goal of completing one or both by the end of the 2008 calendar year.  Also, in the second quarter, we hope to complete development of a B to B version of eDOORWAYS.

Pre-launch Organization and Planning

Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version must be completed in the second quarter of 2008.

Marketing/Deployment of the eDOORWAYS´"B to C" Service Offering

Applied Storytelling, our brand development consultant, has established an objective of completing our B to C marketing and deployment strategy in the second quarter of 2008.

Development of the Brand Platform

Applied Storytelling has been engaged to create the eDOORWAYS brand identity, it's positioning strategy, and platform.  These activities are scheduled to be completed in the second quarter of 2008 in advance of our "soft launch."

Entertainment Vertical Market Development

Ajene Watson, an entertainment marketing consultant in New York City, has established a goal of creating a business plan and an operational division for the entertainment vertical market in the second quarter of 2008.

eDOORWAYS B to C Version National Launch
It is our objective to execute a national launch of the B to C version of eDOORWAYS during the third and fourth quarters of 2008.

Employees

As of December 31, 2007, we had one (1) employee. During 2007, we relied on consultants rather than employment contracts.

ITEM 2. DESCRIPTION OF PROPERTY

Our current headquarters is located in Houston, Texas  and consists of a small office on Yorktown Place.  We have rented office space in Santa Monica, California to serve as the main office during development of the product.  In 2007, we leased  office space in the downtown Austin area. This space is targeted to become our base of operations for launching eDOORWAYS in the Austin market in the third quarter of 2008.  We also plan to relocate the corporate headquarters to the Austin location once the launch has begun.

In  2006, we leased office space in Santa Monica, California so that we have an office near the development firm who is helping us to develop our web platform,  We have extended the Santa Monica office lease, but are currently in default due to inability to pay the rent until funding is obtained.  The leasing office is working with us while we attempt to obtain funding.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for relocation of the headquarters to Austin, TX.

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.25.   Trial was had on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "EDWY.OB."

The following table describes, for the respective periods indicated, the prices of  eDOORWAYS common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal 2007	High	Low
First Quarter (1)	$.0019*	$0.0005*
Second Quarter (1)	$0.0012*	$0.005*
Third Quarter (1)	$0.8	$0.195
Fourth Quarter (1)	$0.58	$0.009

Fiscal 2006	High	Low
First Quarter (1)	$0.06*	$0.042*
Second Quarter (1)	$0.023*	$0.0036*
Third Quarter (1)	$0.008*	$0.002*
Fourth Quarter (1)	$0.0012*	$0.004*

*Split-adjusted

Holders

Our registrar and transfer agent is American Registrar and Transfer Co. 342 East 900 South, Salt Lake City, Utah 84111. There were approximately 51 holders of record of our Common Stock as of May 12, 2008.

Dividends

We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth.

Recent Sales of Unregistered Securities

Debt Securities

During October and November 2007, eDOORWAYS borrowed a total of $91,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $91,100 were converted into 792,443 shares of common stock.  Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.

On October 25, 2007, the Company completed a financing agreement with private investors and received cash proceeds of $250,000.  eDOORWAYS issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010.  The debentures are convertible into common shares at a discount (using the “Applicable Percentage”) of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion.  The Applicable Percentage means 50%. eDOORWAYS simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

On March 30, 2007 (the “Closing”), we entered into a Securities  Purchase  Agreement  (the  "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners,  LLC, AJW Offshore,  Ltd. and AJW  Partners,  LLC  (collectively,  the "Investors").  Under the terms of the Securities Purchase Agreement, on March 30, 2007, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 1,500,000 shares of our common stock (the "Warrants").

The Notes carry an interest rate of 8% per annum and a maturity date of March 30, 2010. The notes are convertible into our common shares at the “Applicable Percentage” of the average of the lowest three (3) intraday trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion, but not including the conversion date.  The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty (30) days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty (120) days from the Closing.

Common Stock

In the year 2007, we issued 424,269,845 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $148,943. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

	Date	Shares per conversion notice	Conversion Price	Principle Converted
AJW Offshore Ltd	01/04/07	442,875	0.000676	$ 299
AJW Offshore Ltd	01/08/07	442,875	0.000676	$ 299
AJW Offshore Ltd	01/10/07	442,875	0.000660	$ 292
AJW Offshore Ltd	01/12/07	442,875	0.000700	$ 310
AJW Offshore Ltd	01/16/07	442,875	0.000700	$ 310
AJW Offshore Ltd	01/18/07	590,500	0.000690	$ 407
AJW Offshore Ltd	01/22/07	590,500	0.000690	$ 407
AJW Offshore Ltd	01/24/07	2,320,665	0.000690	$ 1,601
AJW Offshore Ltd	01/26/07	2,320,665	0.000690	$ 1,601
AJW Offshore Ltd	01/30/07	2,320,665	0.000680	$ 1,578
AJW Offshore Ltd	02/01/07	2,320,665	0.000700	$ 1,624
AJW Offshore Ltd	02/05/07	2,320,665	0.000700	$ 1,624
AJW Offshore Ltd	02/08/07	2,320,665	0.000672	$ 1,559
AJW Offshore Ltd	02/09/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/13/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/15/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/20/07	2,320,665	0.000648	$ 1,504
AJW Offshore Ltd	02/23/07	2,320,665	0.000624	$ 1,448
AJW Offshore Ltd	02/27/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/01/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/05/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/06/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/08/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/13/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/16/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/20/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/22/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/26/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/28/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/30/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	04/02/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	04/04/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/09/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/11/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/13/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/17/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/19/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/23/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/26/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	05/02/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	05/07/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/21/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/24/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/30/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	06/04/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/06/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/11/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/13/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/15/07	6,159,210	0.000270	$ 1,663
AJW Offshore Ltd	06/20/07	6,159,210	0.000250	$ 1,540
AJW Offshore Ltd	06/22/07	6,159,210	0.000200	$ 1,232
AJW Offshore Ltd	06/26/07	6,159,210	0.000190	$ 1,170
AJW Offshore Ltd	07/05/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/09/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/11/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/13/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/17/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/20/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/24/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/26/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/30/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	08/01/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	08/03/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/03/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/08/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/10/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/17/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/28/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/29/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/30/07	3,079	0.000100	$ 616
AJW Offshore Ltd	09/25/07	7,399	0.069000	$ 511
AJW Offshore Ltd	09/26/07	7,399	0.069000	$ 511
AJW Offshore Ltd	09/28/07	7,399	0.069000	$ 511
AJW Offshore Ltd	10/2/2007	7,399	0.069000	$ 511
AJW Offshore Ltd	10/4/2007	7,399	0.069000	$ 511
AJW Offshore Ltd	10/16/2007	7,399	0.072000	$ 533
AJW Offshore Ltd	10/22/2007	7,399	0.073000	$ 540
AJW Offshore Ltd	10/23/2007	9,078	0.073000	$ 663
AJW Offshore Ltd	10/25/2007	9,078	0.081000	$ 735
AJW Offshore Ltd	10/29/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	10/31/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	11/1/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	11/6/2007	32,678	0.050000	$ 1,634
AJW Offshore Ltd	11/14/2007	32,678	0.040000	$ 1,307
AJW Offshore Ltd	11/14/2007	32,678	0.040000	$ 1,307
AJW Offshore Ltd	11/21/2007	32,678	0.031000	$ 1,013
AJW Offshore Ltd	11/26/2007	32,678	0.026000	$ 850
AJW Offshore Ltd	11/27/2007	32,678	0.021000	$ 686
AJW Offshore Ltd	11/29/2007	32,678	0.019000	$ 621
AJW Offshore Ltd	12/3/2007	32,678	0.019000	$ 621
AJW Offshore Ltd	12/4/2007	32,678	0.018000	$ 588
AJW Offshore Ltd	12/5/2007	32,678	0.017000	$ 556
AJW Offshore Ltd	12/7/2007	32,678	0.015000	$ 490
AJW Offshore Ltd	12/10/2007	32,678	0.013000	$ 425
AJW Offshore Ltd	12/11/2007	32,678	0.010000	$ 327
AJW Offshore Ltd	12/17/2007	59,050	0.010000	$ 591
AJW Offshore Ltd	12/18/2007	59,050	0.009000	$ 531
AJW Offshore Ltd	12/20/2007	59,050	0.007000	$ 413
AJW Offshore Ltd	12/24/2007	59,050	0.006000	$ 354
AJW Offshore Ltd	12/26/2007	59,050	0.006000	$ 354
AJW Offshore Ltd	12/31/2007	59,050	0.001200	$ 71
		244,119,606		$ 87,560

AJW Partners LLc	01/04/07	83,250	0.000676	$ 56
AJW Partners LLc	01/08/07	83,250	0.000676	$ 56
AJW Partners LLc	01/10/07	83,250	0.000660	$ 55
AJW Partners LLc	01/12/07	83,250	0.000700	$ 58
AJW Partners LLc	01/16/07	83,250	0.000700	$ 58
AJW Partners LLc	01/18/07	111,000	0.000690	$ 77
AJW Partners LLc	01/22/07	111,000	0.000690	$ 77
AJW Partners LLc	01/24/07	436,230	0.000690	$ 301
AJW Partners LLc	01/26/07	436,230	0.000690	$ 301
AJW Partners LLc	01/30/07	436,230	0.000680	$ 297
AJW Partners LLc	02/01/07	436,230	0.000700	$ 305
AJW Partners LLc	02/05/07	436,230	0.000700	$ 305
AJW Partners LLc	02/08/07	436,230	0.000672	$ 293
AJW Partners LLc	02/09/07	436,230	0.000675	$ 294
AJW Partners LLc	02/13/07	436,230	0.000650	$ 284
AJW Partners LLc	02/15/07	436,230	0.000650	$ 284
AJW Partners LLc	02/20/07	436,230	0.000648	$ 283
AJW Partners LLc	02/23/07	436,230	0.000624	$ 272
AJW Partners LLc	02/27/07	436,230	0.000600	$ 262
AJW Partners LLc	03/01/07	436,230	0.000600	$ 262
AJW Partners LLc	03/05/07	436,230	0.000600	$ 262
AJW Partners LLc	03/06/07	436,230	0.000600	$ 262
AJW Partners LLc	03/08/07	436,230	0.000600	$ 262
AJW Partners LLc	03/13/07	436,230	0.000300	$ 131
AJW Partners LLc	03/16/07	436,230	0.000300	$ 131
AJW Partners LLc	03/20/07	436,230	0.000300	$ 131
AJW Partners LLc	03/22/07	436,230	0.000300	$ 131
AJW Partners LLc	03/26/07	436,230	0.000300	$ 131
AJW Partners LLc	03/28/07	436,230	0.000300	$ 131
AJW Partners LLc	03/30/07	436,230	0.000300	$ 131
AJW Partners LLc	04/02/07	436,230	0.000300	$ 131
AJW Partners LLc	04/04/07	436,230	0.000200	$ 87
AJW Partners LLc	04/09/07	436,230	0.000200	$ 87
AJW Partners LLc	04/11/07	436,230	0.000200	$ 87
AJW Partners LLc	04/13/07	436,230	0.000200	$ 87
AJW Partners LLc	04/17/07	436,230	0.000200	$ 87
AJW Partners LLc	04/19/07	436,230	0.000200	$ 87
AJW Partners LLc	04/23/07	436,230	0.000200	$ 87
AJW Partners LLc	04/26/07	436,230	0.000200	$ 87
AJW Partners LLc	05/02/07	436,230	0.000200	$ 87
AJW Partners LLc	05/07/07	436,230	0.000300	$ 131
AJW Partners LLc	05/21/07	436,230	0.000300	$ 131
AJW Partners LLc	05/24/07	436,230	0.000300	$ 131
AJW Partners LLc	05/30/07	436,230	0.000300	$ 131
AJW Partners LLc	06/04/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/06/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/11/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/13/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/15/07	1,157,785	0.000270	$ 313
AJW Partners LLc	06/20/07	1,157,785	0.000250	$ 289
AJW Partners LLc	06/22/07	1,157,785	0.000200	$ 232
AJW Partners LLc	06/26/07	1,157,785	0.000190	$ 220
AJW Partners LLc	06/29/07	2,315,570	0.000120	$ 278
AJW Partners LLc	07/05/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/09/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/11/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/13/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/17/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/20/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/24/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/26/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/30/07	1,157,785	0.000180	$ 208
AJW Partners LLc	08/01/07	1,157,785	0.000180	$ 208
AJW Partners LLc	08/03/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/03/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/08/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/10/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/17/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/28/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/29/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/30/07	578	0.000100	$ 116
AJW Partners LLc	09/25/07	1,391	0.069000	$ 96
AJW Partners LLc	09/26/07	1,391	0.069000	$ 96
AJW Partners LLc	09/28/07	1,391	0.069000	$ 96
AJW Partners LLc	10/2/2007	1,391	0.069000	$ 96
AJW Partners LLc	10/4/2007	1,391	0.069000	$ 96
AJW Partners LLc	10/16/2007	1,391	0.072000	$ 100
AJW Partners LLc	10/22/2007	1,391	0.073000	$ 102
AJW Partners LLc	10/23/2007	1,706	0.073000	$ 125
AJW Partners LLc	10/25/2007	1,706	0.081000	$ 138
AJW Partners LLc	10/29/2007	1,706	0.054000	$ 92
AJW Partners LLc	10/31/2007	1,706	0.054000	$ 92
AJW Partners LLc	11/1/2007	1,706	0.054000	$ 92
AJW Partners LLc	11/6/2007	6,143	0.050000	$ 307
AJW Partners LLc	11/14/2007	6,143	0.040000	$ 246
AJW Partners LLc	11/14/2007	6,143	0.040000	$ 246
AJW Partners LLc	11/21/2007	6,143	0.031000	$ 190
AJW Partners LLc	11/26/2007	6,143	0.026000	$ 160
AJW Partners LLc	11/27/2007	6,143	0.021000	$ 129
AJW Partners LLc	11/29/2007	6,143	0.019000	$ 117
AJW Partners LLc	12/3/2007	6,143	0.019000	$ 117
AJW Partners LLc	12/4/2007	6,143	0.018000	$ 111
AJW Partners LLc	12/5/2007	6,143	0.017000	$ 104
AJW Partners LLc	12/7/2007	6,143	0.015000	$ 92
AJW Partners LLc	12/10/2007	6,143	0.013000	$ 80
AJW Partners LLc	12/11/2007	6,143	0.010000	$ 61
AJW Partners LLc	12/17/2007	11,100	0.010000	$ 111
AJW Partners LLc	12/18/2007	11,100	0.009000	$ 100
AJW Partners LLc	12/20/2007	11,100	0.007000	$ 78
AJW Partners LLc	12/24/2007	11,100	0.006000	$ 67
AJW Partners LLc	12/26/2007	11,100	0.006000	$ 67
AJW Partners LLc	12/31/2007	11,100	0.001200	$ 13
		48,204,259		$ 16,748.01

AJW Qualified Partners	01/04/07	213,750	0.000676	$ 144
AJW Qualified Partners	01/08/07	213,750	0.000676	$ 144
AJW Qualified Partners	01/10/07	213,750	0.000660	$ 141
AJW Qualified Partners	01/12/07	213,750	0.000700	$ 150
AJW Qualified Partners	01/16/07	213,750	0.000700	$ 150
AJW Qualified Partners	01/18/07	285,000	0.000690	$ 197
AJW Qualified Partners	01/22/07	285,000	0.000690	$ 197
AJW Qualified Partners	01/24/07	1,120,050	0.000690	$ 773
AJW Qualified Partners	01/26/07	1,120,050	0.000690	$ 773
AJW Qualified Partners	01/30/07	1,120,050	0.000680	$ 762
AJW Qualified Partners	02/01/07	1,120,050	0.000700	$ 784
AJW Qualified Partners	02/05/07	1,120,050	0.000700	$ 784
AJW Qualified Partners	02/08/07	1,120,050	0.000672	$ 753
AJW Qualified Partners	02/09/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/13/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/15/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/20/07	1,120,050	0.000648	$ 726
AJW Qualified Partners	02/23/07	1,120,050	0.000624	$ 699
AJW Qualified Partners	02/27/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/01/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/05/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/06/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/08/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/13/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/16/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/20/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/22/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/26/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/28/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/30/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	04/02/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	04/04/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/09/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/11/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/13/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/17/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/19/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/23/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/26/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	05/02/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	05/07/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/21/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/24/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/30/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	06/04/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/06/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/11/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/13/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/15/07	2,972,693	0.000270	$ 803
AJW Qualified Partners	06/20/07	2,972,693	0.000250	$ 743
AJW Qualified Partners	06/22/07	2,972,693	0.000200	$ 595
AJW Qualified Partners	06/26/07	2,972,693	0.000190	$ 565
AJW Qualified Partners	06/29/07	2,972,693	0.000120	$ 357
AJW Qualified Partners	07/05/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/09/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/11/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/13/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/17/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/20/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/24/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/26/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/30/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	08/01/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	08/03/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/03/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/08/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/10/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/17/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/28/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/29/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/30/07	1,486	0.000100	$ 297
AJW Qualified Partners	09/25/07	3,571	0.069000	$ 246
AJW Qualified Partners	09/26/07	3,571	0.069000	$ 246
AJW Qualified Partners	09/28/07	3,571	0.069000	$ 246
AJW Qualified Partners	10/2/2007	3,571	0.069000	$ 246
AJW Qualified Partners	10/4/2007	3,571	0.069000	$ 246
AJW Qualified Partners	10/16/2007	3,571	0.072000	$ 257
AJW Qualified Partners	10/22/2007	3,571	0.073000	$ 261
AJW Qualified Partners	10/23/2007	4,381	0.073000	$ 320
AJW Qualified Partners	10/25/2007	4,381	0.081000	$ 355
AJW Qualified Partners	10/29/2007	4,381	0.054000	$ 237
AJW Qualified Partners	10/31/2007	4,381	0.054000	$ 237
AJW Qualified Partners	11/1/2007	4,381	0.054000	$ 237
AJW Qualified Partners	11/6/2007	15,771	0.050000	$ 789
AJW Qualified Partners	11/8/2007	15,771	0.040000	$ 631
AJW Qualified Partners	11/14/2007	15,771	0.040000	$ 631
AJW Qualified Partners	11/21/2007	15,771	0.031000	$ 489
AJW Qualified Partners	11/26/2007	15,771	0.026000	$ 410
AJW Qualified Partners	11/27/2007	15,771	0.021000	$ 331
AJW Qualified Partners	11/29/2007	15,771	0.019000	$ 300
AJW Qualified Partners	12/3/2007	15,771	0.019000	$ 300
AJW Qualified Partners	12/4/2007	15,771	0.018000	$ 284
AJW Qualified Partners	12/5/2007	15,771	0.017000	$ 268
AJW Qualified Partners	12/7/2007	15,771	0.015000	$ 237
AJW Qualified Partners	12/10/2007	15,771	0.013000	$ 205
AJW Qualified Partners	12/11/2007	15,771	0.010000	$ 158
AJW Qualified Partners	12/17/2007	28,500	0.010000	$ 285
AJW Qualified Partners	12/18/2007	28,500	0.009000	$ 257
AJW Qualified Partners	12/20/2007	28,500	0.007000	$ 200
AJW Qualified Partners	12/24/2007	28,500	0.006000	$ 171
AJW Qualified Partners	12/26/2007	28,500	0.006000	$ 171
AJW Qualified Partners	12/31/2007	28,500	0.001200	$ 34
		120,795,029		$42,616.41

New Millenium Capital	01/04/07	10,125	0.000676	$ 7
New Millenium Capital	01/08/07	10,125	0.000676	$ 7
New Millenium Capital	01/10/07	10,125	0.000660	$ 7
New Millenium Capital	01/12/07	10,125	0.000700	$ 7
New Millenium Capital	01/16/07	10,125	0.000700	$ 7
New Millenium Capital	01/18/07	13,500	0.000690	$ 9
New Millenium Capital	01/22/07	13,500	0.000690	$ 9
New Millenium Capital	01/24/07	53,055	0.000690	$ 37
New Millenium Capital	01/26/07	53,055	0.000690	$ 37
New Millenium Capital	01/30/07	53,055	0.000680	$ 36
New Millenium Capital	02/01/07	53,055	0.000700	$ 37
New Millenium Capital	02/05/07	53,055	0.000700	$ 37
New Millenium Capital	02/08/07	53,055	0.000672	$ 36
New Millenium Capital	02/09/07	53,055	0.000650	$ 34
New Millenium Capital	02/13/07	53,055	0.000650	$ 34
New Millenium Capital	02/15/07	53,055	0.000650	$ 34
New Millenium Capital	02/20/07	53,055	0.000648	$ 34
New Millenium Capital	02/23/07	53,055	0.000624	$ 33
New Millenium Capital	02/27/07	53,055	0.000600	$ 32
New Millenium Capital	03/01/07	53,055	0.000600	$ 32
New Millenium Capital	03/05/07	53,055	0.000600	$ 32
New Millenium Capital	03/06/07	53,055	0.000600	$ 32
New Millenium Capital	03/08/07	53,055	0.000600	$ 32
New Millenium Capital	03/13/07	53,055	0.000300	$ 16
New Millenium Capital	03/16/07	53,055	0.000300	$ 16
New Millenium Capital	03/20/07	53,055	0.000300	$ 16
New Millenium Capital	03/22/07	53,055	0.000300	$ 16
New Millenium Capital	03/26/07	53,055	0.000300	$ 16
New Millenium Capital	03/28/07	53,055	0.000300	$ 16
New Millenium Capital	03/30/07	53,055	0.000300	$ 16
New Millenium Capital	04/02/07	53,055	0.000300	$ 16
New Millenium Capital	04/04/07	53,055	0.000200	$ 11
New Millenium Capital	04/09/07	53,055	0.000200	$ 11
New Millenium Capital	04/11/07	53,055	0.000200	$ 11
New Millenium Capital	04/13/07	53,055	0.000200	$ 11
New Millenium Capital	04/17/07	53,055	0.000200	$ 11
New Millenium Capital	04/19/07	53,055	0.000200	$ 11
New Millenium Capital	04/23/07	53,055	0.000200	$ 11
New Millenium Capital	04/26/07	53,055	0.000200	$ 11
New Millenium Capital	05/02/07	53,055	0.000200	$ 11
New Millenium Capital	05/07/07	53,055	0.000300	$ 16
New Millenium Capital	05/21/07	53,055	0.000300	$ 16
New Millenium Capital	05/24/07	53,055	0.000300	$ 16
New Millenium Capital	05/30/07	53,055	0.000300	$ 16
New Millenium Capital	06/04/07	140,812	0.000300	$ 42
New Millenium Capital	06/06/07	140,812	0.000300	$ 42
New Millenium Capital	06/11/07	140,812	0.000300	$ 42
New Millenium Capital	06/13/07	140,812	0.000300	$ 42
New Millenium Capital	06/15/07	140,812	0.000270	$ 38
New Millenium Capital	06/20/07	140,812	0.000250	$ 35
New Millenium Capital	06/22/07	140,812	0.000200	$ 28
New Millenium Capital	06/26/07	140,812	0.000190	$ 27
New Millenium Capital	06/29/07	140,812	0.000120	$ 17
New Millenium Capital	07/05/07	140,812	0.000180	$ 25
New Millenium Capital	07/09/07	140,812	0.000180	$ 25
New Millenium Capital	07/11/07	140,812	0.000180	$ 25
New Millenium Capital	07/13/07	140,812	0.000180	$ 25
New Millenium Capital	07/17/07	140,812	0.000180	$ 25
New Millenium Capital	07/20/07	140,812	0.000180	$ 25
New Millenium Capital	07/24/07	140,812	0.000180	$ 25
New Millenium Capital	07/26/07	140,812	0.000180	$ 25
New Millenium Capital	07/30/07	140,812	0.000180	$ 25
New Millenium Capital	08/01/07	140,812	0.000180	$ 25
New Millenium Capital	08/03/07	140,812	0.000110	$ 15
New Millenium Capital	08/03/07	140,812	0.000110	$ 15
New Millenium Capital	08/08/07	140,812	0.000110	$ 15
New Millenium Capital	08/10/07	140,812	0.000110	$ 15
New Millenium Capital	08/17/07	140,812	0.000110	$ 15
New Millenium Capital	08/28/07	140,812	0.000110	$ 15
New Millenium Capital	08/29/07	140,812	0.000110	$ 15
New Millenium Capital	08/30/07	70	0.000100	$ 14
New Millenium Capital	09/25/07	169	0.069000	$ 12
New Millenium Capital	09/26/07	169	0.069000	$ 12
New Millenium Capital	09/28/07	169	0.069000	$ 12
New Millenium Capital	10/2/2007	169	0.069000	$ 12
New Millenium Capital	10/4/2007	169	0.069000	$ 12
New Millenium Capital	10/16/2007	169	0.072000	$ 12
New Millenium Capital	10/22/2007	169	0.073000	$ 12
New Millenium Capital	10/23/2007	208	0.073000	$ 15
New Millenium Capital	10/25/2007	208	0.081000	$ 17
New Millenium Capital	10/29/2007	208	0.054000	$ 11
New Millenium Capital	10/31/2007	208	0.054000	$ 11
New Millenium Capital	11/1/2007	208	0.054000	$ 11
New Millenium Capital	11/6/2007	747	0.050000	$ 37
New Millenium Capital	11/14/2007	747	0.040000	$ 30
New Millenium Capital	11/14/2007	747	0.040000	$ 30
New Millenium Capital	11/21/2007	747	0.031000	$ 23
New Millenium Capital	11/26/2007	747	0.026000	$ 19
New Millenium Capital	11/27/2007	747	0.021000	$ 16
New Millenium Capital	11/29/2007	747	0.019000	$ 14
New Millenium Capital	12/3/2007	747	0.019000	$ 14
New Millenium Capital	12/4/2007	747	0.018000	$ 13
New Millenium Capital	12/5/2007	747	0.017000	$ 13
New Millenium Capital	12/7/2007	747	0.015000	$ 11
New Millenium Capital	12/10/2007	747	0.013000	$ 10
New Millenium Capital	12/11/2007	747	0.010000	$ 7
New Millenium Capital	12/17/2007	1,350	0.010000	$ 14
New Millenium Capital	12/18/2007	1,350	0.009000	$ 12
New Millenium Capital	12/20/2007	1,350	0.007000	$ 9
New Millenium Capital	12/24/2007	1,350	0.006000	$ 8
New Millenium Capital	12/26/2007	1,350	0.006000	$ 8
New Millenium Capital	12/31/2007	1,350	0.001200	$ 2
		5,721,8768		$2,018.73

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

Twelve Month Plan of Operation
During the next 12 months, we will direct our resources to the development, branding, and launch of the eDOORWAYS web service offering.   This includes both the B to C and B to B versions of eDOORWAYS. We will enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS portal.

As the transition to the eDOORWAYS business model has proceeded, we have raised $2.415 million in capital, and plan on receiving another $3 million in 2nd quarter 2008.  If the plan as outlined is achieved within 12 months, we will have raised approximately $5 million for working capital and $5 million for deployment of the B to C version of the eDOORWAYS Internet service offering.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

We have raised $2.415 million in capital, and hope to secure another $3 million in May of 2008 for working capital Without this funding, with our current cash balance of $2,000, we do not have enough working capital to continue operations.  If raised, the additional $3 million would be allocated as follows:  $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for it's launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The next four months are devoted to the testing and soft launch of the B to C version of the service offering, with the remainder of 2008 dedicated to transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

A goal has been set to raise investment capital of $8 million in 2008 through funding acquisitions, joint ventures and strategic alliances to be used in the business to increase working capital, boost staffing, and purchase fixed assets such as a building and server farm.  The increase in staffing is projected to be as follows: production – 6 employees, general and administrative – 3 employees, sales and marketing – 6 employees.

The $8 million of capital, if acquired, would be used as follows:

(a) eDOORWAYS B to C Initial Launch in Austin ($1.5 million)
•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(b) eDOORWAYS B to C National Launch ($5 million)

•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

Product Development

Our objective is to complete testing of Phase I of the eDOORWAYS B to C web service offering in the second quarter of 2008 in preparation for a "soft launch" in Austin, Texas by the end of the quarter.  It's also our objective initiate development of Phases II and III of the eDOORWAYS B to C service offering during the second quarter, with a goal of completing one or both by the end of the 2008 calendar year.  Also, in the second quarter, we hope to complete development of a B to B version of eDOORWAYS.

Pre-launch Organization and Planning

Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version must be completed in the second quarter of 2008.

Marketing/Deployment of the eDOORWAYS´"B to C" Service Offering

Applied Storytelling, our brand development consultant, has established an objective of completing our B to C marketing and deployment strategy in the second quarter of 2008.

Development of the Brand Platform

Applied Storytelling has been engaged to create the eDOORWAYS brand identity, it's positioning strategy, and platform.  These activities are scheduled to be completed in the second quarter of 2008 in advance of our "soft launch."

Entertainment Vertical Market Development

Ajene Watson, an entertainment marketing consultant in New York City, has established a goal of creating a business plan and an operational division for the entertainment vertical market in the second quarter of 2008.

eDOORWAYS B to C Version National Launch
It is our objective to execute a national launch of the B to C version of eDOORWAYS during the third and fourth quarters of 2008.

Recent Events

On January 1, 2008, eDOORWAYS entered into a three year employment agreement with Gary F. Kimmons to continue to serve as CEO of the company. The base salary is $300,000 per annum,with a $60,000 bonus payable in cash, or stock if Mr. Kimmons so chooses.  Also, pursuant to this agreement, Mr. Kimmons was issued 30,000,000 shares of common stock.

Edoorways entered into a director agreement with Kathryn Kimmons, effective from January 1, 2008 the January 1, 2009.  A monthly director’s fee of $2,500 per month was agreed upon.  Ms. Kimmons has the option to take the monthly director fee in cash or common stock of the company.

On January 1, 2008, a one year consulting services agreement was entered into with Lance Kimmons to assist with operations and business development of eDOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.

On February 5, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement has an initial "trial" period of 90 days and converts to a month-to-month agreement thereafter.

On February, 1,000,000 shares of common stock were issued to an individual to retire a promissory note, valued at $2,000.

On March 3, 2008, we issued performance bonuses to consultants in the form of an issuance of common stock totaling 20,453,125 shares with an aggregate value of $167,500.

On March 3, 2008, the company issued 18,187,500 shares of its common stock as compensation in lieu of $145,500 in cash owed to its key affiliates for work performed from the period of January 1, 2007 through February 28, 2008.

On March 3, 2008, we issued 1,250,000 shares of our common stock as compensation in lieu of $10,000 in cash owed as compensation to a consultant, Elaine Leonard, for performance from November 1, 2007 through February 28, 2008 as specified under her contract dated November 1, 2007.
During March and April, 2008, the company issued 63,474,005 common shares to consultants in lieu of compensation for services performed in 2008.

On April 7, 2008, Edoorways entered into a Finder’s Fee agreement with SmallCap Consultants, Inc. in relation to potentially securing financing for the company’s operations.

April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise Edoorways in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation.

On April 14, 2008, the NIR group notified eDoorways Corporation of default of the financing agreement.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $36,200.

Conversions

During 2008,,eDOORWAYS issued 2,000,000 shares of its common stock to retire $3,970 of convertible notes to lenders.

Liquidity

As reflected in the accompanying financial statements, the Company has a loss from operations of $1,676,577, a negative cash flow from operations of $1,179,321, a working capital deficiency of $4,821,940and has a stockholders deficiency of $4,593,154. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

 Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

 Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

        Use of Estimates—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

        Deferred financing Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments—FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 155 to account for the 2006 Convertible Debentures. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

        Stock Based Compensation— The Company adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options based on estimated fair values. Results for prior periods have not been restated, as provided for under the modified prospective transition method.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms

To the Board of Directors of:
EDOORWAYS CORPORATION

We have audited the accompanying balance sheets of eDOORWAYS Corporation. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of eDOORWAYS Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern issue. As discussed in Note 10 to the financial statements, the Company has a loss from operations of $1,676,577, a negative cash flow from operations of $1,179,321, a working capital deficiency of $4,821,940 and a stockholders' deficiency of $4,593,154. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 14, 2008

EDOORWAYS CORPORATION
BALANCE SHEETS December 31, 2007 AND 2006
	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$45,647	$728,393
Prepaid Insurance		14,809
TOTAL CURRENT ASSETS	45,647	743,202

OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $218,052 and $96,439, respectively	215,686	295,191
Deposits	9,211	4,800
Fixed Assets, net of accumulated depreciation of $1,660 and $1,105, respectively	3,889	4,444
TOTAL ASSETS	$274,433	$1,047,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable - Trade	$450,651	$51,512
Accrued Expenses	1,000,429	826,781
Notes Payable	176,158	157,798
Convertible debentures 6%, net of discount of $1,811,528	434,826	-
Convertible debenture derivative liability	2,805,523	4,157,382
Total current liabilities	4,867,587	5,193,473

LONG TERM LIABILITIES
Convertible debentures 6%, net of discount of $1,851,000	-	129,297
Total long term liabilities	4,867,587	129,297

Total liabilities	4,867,587	5,322,770
Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 0 shares issued, respectively	1	1
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 13,318,846 and 37,749 shares issued and outstanding, respectively	13,318	38
Additional paid-in capital	62,818,788	61,473,512
Accumulated Deficit	(67,425,261)	(65,748,684)
Total stockholders' deficit	(4,593,154)	(4,275,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$274,433	$1,047,637
See summary of significant accounting policies and notes to financial statements.

EDOORWAYS CORPORATION Statement of Operations For Twelve Months Ended December 31, 2007 AND 2006

	2007	2006
OPERATING EXPENSES
Depreciation and amortization	$793	$555
Compensation expense	363,893	1,042,976
Professional fees	307,271	401,848
Lawsuit settlement		14,500
General and administrative	1,437,494	700,165
Total operating expense	2,109,451	2,160,044

LOSS FROM OPERATIONS	(2,109,451)	(2,160,044)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(838,266)	(372,144)
Gain/(Loss)on derivative liability	1,333,727	(2,071,004)
Gain/(Loss) on notes payable settlement	(54,000)	138,601
Gain/(Loss) on disposal of equipment	(9,287)
Other Income	700	-
Total other income (expenses)	432,874	(2,304,547)

NET LOSS/INCOME	$(1,676,577)	$(4,464,591)

BASIC AND DILUTED LOSS PER SHARE	$(1.64)	$(152.18)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,020,011	29,351

See summary of significant accounting policies and notes to financial statements.

EDOORWAYS CORPORATION Statements of Stockholder Equity (deficit) For the Years Ended December 31, 2007 and 2006
	Preferred Stock		Common Stock @ Par .001		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005 (Restated)			21,329	22	60,136,387	(61,284,093)	(1,147,684)
Common stock issued for services			7,170	7	502,282		502,289
Common stock issued for conversion of debt			9,250	9	19,694		19,703
Preferred stock G Kimmons	1,000	1			762,975		762,976
Derivitave liability converted to equity					52,174		52,174
Net loss for the year ended December 31, 2006						(4,464,591)	(4,464,591)
Balance, December 31,2006	1,000	$1	37,749	$38	$61,473,512	$(65,748,684)	$(4,275,133)

Common stock issued for services	-	-	10,008,000	10,008	591,192		601,200
Conversions of debt and promissory notes into equity			3,274,097	3,273	290,771		294,044
Relief of fair value of converted derivatives into equity					433,132		433,132
Relief of beneficial conversion feature into equity					59,180		59,180
Cancelled shares for services			(1,000)	(1)	(28,999)		(29,000)
Net loss for the year ended December 31,2007	1,000					(1,676,577)	(1,676,577)

Balances, December 31,2007	1,000	$1	13,318,846	$13,318	$62,818,788	$(67,425,261)	$(4,593,154)

See summary of significant accounting policies and notes to financial statements.

EDOORWAYS CORPORATION
Consolidated Statements of Cash Flow
	For the years Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	(1,676,577)	(4,464,591)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation	793	555
Amortization of offering costs	143,505	96,439
Amortization of note payable discount	347,652	149,000
Loss on note payable settlement	54,000
Loss on disposal of equipment	9,287
Stock issue for services	572,200	1,265,265
Change in fair value of derivatives	(1,333,727)	2,017,927
Gain on forgiveness of debt	-	(138,601)
Interest and loan disc fees	-	137,952
Shares issued for lawsuit settlement	-	14,500
Changes in:	-	-
Account receivable	-	-
Prepaid expenses	14,809	(14,809	) -
Deposits	(4,411)	(800)
Accounts payable	399,139	(138,181)
Accounts payable related party		(19,306)
Accrued expenses related party	-	(16,649)
Accrued expenses	10,900	116,216

Net Cash used for Operating Activities	(1,179,321)	(1,147,535)

Cash Flows from Investing Activities
Purchase of property & equipment	(9,525)	-
Net Cash used in Investing Activities	(9,525)	-

Cash Flows from Financing Activities
Notes Payable, net of offering costs	506,100	1,800,000

Net cash Provided in Financing Activities	506,100	1,800,000

Net Increase (Decrease) in Cash	(682,746)	652,465

Cash at beginning of period	728,393	75,928

Cash at end of period	45,647	728,393

Supplemental Information
Interest Paid	-	-
Income Taxes Paid	-	-
Investing & Financing
Issued Warrants for offering costs		191,630qa
Increase in deferred financing cost	64,000	371,855
Conversion of notes payable into equity	240,043	19,703
Conversion of Liability converted into equity	660,997	52,174
Discount on notes payable	415,000	1,876,304
Increase in derivative liabilities	2,126,585	2,000,000

See summary of significant accounting policies and notes to financial statements.

M Power Entertainment, Inc.
Notes to the Financial Statements
December 31, 2007 and 2006

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

Revenue Recognition

M Power recognizes revenues when services have been performed, collections are reasonably assured and no further obligations exist. M Power had no revenues from continuing operations in 2007 or 2006.

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

Stock-Based Compensation

eDOORWAYS adopted the disclosure requirements for equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123(R).  EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Property, Plant & Equipment

Property and equipment are carried at cost and as of December 31, 2007, and consists solely of computer equipment. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives of three years. Accumulated depreciation as of December 31, 2007 amounted to $1,660

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” The 312,281,569 and 2,828,995,714 shares issuable upon conversion of the note payable were not included in the computation of loss per share for December 31, 2007 and 2006, because their inclusion is anti-dilutive. The 10,024,416 and 47,344,920 shares issuable upon the exercise of stock options were not included in the computation of loss per share for December 31, 2007 and 2006 because their inclusion is anti-dilutive.

Recently issued accounting pronouncements

        In March 2008, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FAS No. 160, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company  has not yet adopted FAS 160. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We have not yet adopted  FAS 159.

         In September 2006, the FASB issued FAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The  Company has not yet adopted this statement, and it is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

Note 2 - Convertible Debentures

During October and November 2007, eDOORWAYS borrowed a total of $91,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.15 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $91,100 were converted into 1,575,776 shares of common stock.  Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two of the loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.

On October 25, 2007, the Company completed a financing agreement with private investors and received cash proceeds of $250,000.  eDOORWAYS issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010.  The debentures are convertible into common shares at a discount (using the “Applicable Percentage”) of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion.  The Applicable Percentage means 50 percent. eDOORWAYS simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

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

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock". eDOORWAYS determined that the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in eDOORWAYS being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDOORWAYS would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of eDOORWAYSЎ¦ control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS No. 133.

The carrying value of the note at December 31, 2007 was determined as follows:

Face value of notes	$2,246,354
Less: Discount for fair value of derivatives	$1,811,528
Carrying value at December 31, 2007	$434,826

During 2008, Edoorways defaulted on the convertible debentures due to failure to honor conversion notices.  This failure was due to lack of financial resources rather than intention to default.  These notes have been reclassisfied on the Balance Sheet as current liabilities due to default.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of December 31, 2007 and December 31, 2006 and the impact on the statement of operations for the twelve months ended December 31, 2007 are as follows:

	December 31, 2007	December 31, 2006	Gain (loss)
Embedded derivative - Convertible debentures issued in 2006	$2,218,080	$4,100,148	$1,882,068	(a)
Embedded derivative - Convertible debentures issued in 2007	497,337	-	(497,337)	(b)
Freestanding derivative - warrants	100	57,234	57,134
Freestanding derivative - warrants issued in 2007	90,006	-	(90,006)	(c)
Fair value of derivatives in excess of proceeds at inception			(18,132)
Totals	$2,805,523	$4,157,382	$1,333,727

a)        Convertible debentures in the amount of $148,943 were converted into 1,698,321 shares of common stock during the twelve months ended December 31, 2007.  As a result, the corresponding embedded derivatives were valued at market value on the date of conversion with a gain or loss on derivatives.  The remaining derivative liabilities in the amount of $433,132 were then recorded as a contribution to paid in capital on that date.

b)        The embedded derivative for the conversion feature of the convertible debentures issued on March 30, 2007 and October 25, 2007 had a value at inception of $269,213 and $674,175 respectively.

c)        The freestanding derivative for the warrants issued on March 30, 2007 and October 25, 2007 had a value at inception of $899 and $2,499,995 respectively.

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants as of December 31, 2007 were as follows:

Volatility	312%
Discount Rate	3.07%
Term in years	6.82
Warrant Date	October 25,2007
Exercise price (adjusted for reverse stock split)	$.0001
Stock price	$.009

During October and November 2007, eDOORWAYS borrowed a total of $91,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $91,100 were converted into 1,575,776 shares of common stock.  Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two of the loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.

Note 4 – Notes Payable

At December 31, 2007, eDOORWAYS had various unsecured notes payable totaling $102,000 bearing imputed interest rates from 8% to 18% perannum, and accrued interest of $74,158 for a total of $176,158 as of December 31, 2007.  These notes payable are due on demand. We are not making payments on any of these notes and are periodically reflecting gain from the extinguishment of debt as the statute of limitations expires on individual note payment obligations. No amounts were written off in 2007.

Gain on Extinguishment of Debt

eDOORWAYS has certain accounts payable, notes payable, accrued liabilities and accrued interest which have been outstanding since 1999 when we became dormant.  Our policy has been to write off these debts as they become unenforceable, generally within the four year statute of limitations, as advised by counsel. $138,601 was written off in 2006.  None were written off in 2007.

Interest expense related to these notes payable during 2007 and 2006 was $54,003 and $103,601, respectively.

During October and November 2007, eDOORWAYS borrowed a total of $91,100 under various short-term convertible notes payable.  The notes bear interest at 0%, mature within 10 days, and are convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $91,100 were converted into 1,575,776 shares of common stock.  Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two of the loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 expiring April 18, 2009.

Note 5 - Federal Income Tax

At December 31, 2007, M Power had net operating loss carryforwards of approximately $7,324,803 that may be offset against future taxable income. All other losses incurred by M Power in 2005 and previous years are not available due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $19,750 annually through the year ending December 31, 2025.

The Valuation allowance at December 31, 2006 was $1,652,261. The net change in valuation allowance for the year ended December 31,2007 was an increase of $1,258,762.

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years end December 31,2006

	2007	2006
Deferred tax asset
Net operating loss carryforward	$2,672,094	$1,652,261
Stock options issued for services	238,929
Other	-	-
Total gross deferred tax assets	$2,911,023	$1,652,261
Less: Valuation allowance	(2,911,023)	(1,652,261)
Net deferred tax asset	$-	$-

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

Awalt Group, Inc.  Awalt Group, Inc. commenced litigation against MPE in January 2004 in the United States District Court, Southern District of Texas, Houston Division (Cause No. H-03-5832).  This case related to advertising and promotional services rendered prior to July, 1999.  The Plaintiff requested $77,189 for actual amounts invoiced and $10,000 in attorney’s fees.  Per their invoices, these were for services rendered from May 26, 1998 through June 15, 1999.  We filed an answer and defended the lawsuit under Section 16.004 of the Texas Civil Practice and Remedies Code, i.e., we believed that the statute of limitations tolled the claim.  The case was dismissed by the Federal court in 2005 for lack of diversity, but the plaintiffs re-filed in state court alleging a sworn account in the amount of $78,294 plus costs, interest and attorney fees.  We filed an Answer asserting our statute of limitations defense.  On August 10, 2005, we filed a Motion for Summary Judgment based on the limitations defense and set it for hearing     on September 2, 2005.   The court in the Awalt case ruled in our favor on our Motion for Summary Judgment and signed a Take Nothing Judgment in our favor on November 1, 2005.  The Awalt Group appealed that decision to the Fourteenth Court of Appeals in Houston, Texas.  In June 2007 the Fourteenth Court of Appeals affirmed the lower court’s ruling and that case is now final.

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney’s fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in
damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.25.   Trial was had on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys.

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

The following table is an analysis of warrants for the purchase of M Power's common stock outstanding as of December 31, 2007 & 2006.

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	339	$0.240	339	0.240
Granted	-	-	-	-
Expired/Cancelled			-	-
Exercised	-	-	-	-
Outstanding, end of year	339	$0.240	339	$0.240
Exercisable	339	$0.240	339	$0.240

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

COMMON STOCK ISSUANCES

During 2006, we issued common stock for services in the amount of 7,170 shares, the fair value on the dates of grant were $502,289.

During 2007, we issued 10,008,000 shares of our common stock for services, the fair value on the date of grant was $601,200.

In the year 2006, we issued 9,250 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $19,703. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

During 2007, our convertible debentures holders have converted $294,044 of principal into 3,274 shares of our common stock. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

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

eDOORWAYS Corporation retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of eDOORWAYS Corporation. common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Note 9 - Related Party Transactions

 None.

Note 10 - Going Concern

As reflected in the accompanying financial statements, the Company has a loss from operations of $1,676,577, a negative cash flow from operations of $1,179,321, a working capital deficiency of $4,821,940and has a stockholders deficiency of $4,593,154. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 11 - Subsequent Events

On January 1, 2008, eDOORWAYS entered into a three year employment agreement with Gary F. Kimmons to continue to serve as CEO of the company. The base salary is $300,000 per annum with a $60,000 bonus payable in cash, or stock if Mr. Kimmons so chooses.  Also, pursuant to this agreement, Mr. Kimmons was issued 30,000,000 shares of common stock.

Edoorways entered into a director agreement with Kathryn Kimmons, effective from January 1, 2008 the January 1, 2009.  A monthly director’s fee of $2,500 per month was agreed upon.  Ms. Kimmons has the option to take the monthly director fee in cash or common stock of the company.

On January 1, 2008, a one year consulting services agreement was entered into with Lance Kimmons to assist with operations and business development of eDOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.

On February 5, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement has an initial "trial" period of 90 days and converts to a month-to-month agreement thereafter. Ajene Watson  received, upon execution of the agreement, a retainer of $150,000 in form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock and a non –refundable equity retainer of $45,000 in restricted Securites. The agreement was executed March 11, 2008.

On February 5, 1,000,000 shares of common stock were issued to an individual to retire a promissory note, valued at $2,000.

On March 3, 2008, we issued performance bonuses to consultants in the form of an issuance of common stock totaling 20,453,125 shares with an aggregate value of $167,500.

On March 3, 2008, the company issued 18,187,500 shares of its common stock as compensation in lieu of $145,500 in cash owed to its key affiliates for work performed from the period of January 1, 2007 through February 28, 2008.

On March 3, 2008, we issued 1,250,000 shares of our common stock as compensation in lieu of $10,000 in cash owed as compensation to a consultant, Elaine Leonard, for performance from November 1, 2007 through February 28, 2008 as specified under her contract dated November 1, 2007.

During March and April, 2008, the company issued 63,474,005 common shares to consultants related to Ajene Watson agreement previously discussed to establish entertainment components for edoorways.

On April 7, 2008, Edoorways entered into a Finder’s Fee agreement with SmallCap Consultants, Inc. in relation to potentially securing financing for the company’s operations. A 5% fee is will be paid on any secured financing not related to the the company , payable in Cash.

April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise Edoorways in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation. Compensation is a retainer Fee of $3,500 Monthly in the form of Common Stock.

On April 14, 2008, the NIR group notified eDoorways Corporation of default of the financing agreement.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $36,200. These notes are collateralized with eDoorways currently registered shares of Common  Stock.

Conversions

During 2008,,eDOORWAYS issued 2,000,000 shares of its common stock to retire $3,970 of convertible notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our management does not possess accounting expertise.  This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Other than the remediation steps described above, there have been no changes in our system of internal controls over financial reporting during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

Directors and Executive Officers

Name	Age	Position
Gary F. Kimmons	57	Chairman of the Board President Chief Executive Officer Chief Financial Officer
Lance Kimmons	27	Director
Kathryn Kimmons	54	Director Secretary

GARY F. KIMMONS, Age 58, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a Bachelor of Science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

DAMIAN LANCE KIMMONS, Age 27, rejoined the board on January 1st, 2007.  Mr. Kimmons originally held a position on the board in 2002.  He attended St. Thomas University from 1998 to 2002, where he majored in business.  Mr. Kimmons has assisted his father, Gary Kimmons, with the development of our business development plan, with a key focus on the automotive vertical marketplace.  In addition to holding his board position, Mr. Kimmons is preparing to assume a full-time role with the Company during the 2007 calendar year.

KATHRYN KIMMONS, age 55, currently serves as the Secretary and a
Director and has held the position from June, 2002. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is experienced merchandising presentation, interior and retail buying.

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2007, none of the officers, directors and more than 10% beneficial owners have filed Form 5's with the SEC.

Code of Ethics

eDOORWAYS has adopted a code of ethics for our principal executive officers, which is posted on our internet website at www.mpe.us.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long Term Compensation
Gary F. Kimmons	Salary	Bonus	Other	Restricted stock awards	Options/ SARs	Long term compensation payouts	All other compensation	Total compensation

2007	$240,000	$50,000						$290,000
2006	$240,000	$40,000					$762,976	$1,042,976
2005	$240,000							240,000
2004	$240,000							240,000

*	Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

•	For 2007, Mr Kimmons’ base salary was $240,000, which was paid in cash.

•	During 2007, Mr. Kimmons was paid a $50,000 performance bonus for services provided in 2007.

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

Employment Contract

On February 1, 2003, the Company entered into an employment agreement with Mr. Kimmons. The agreement provides for a three-year term that automatically renews at the end of the term for consecutive one-year terms, and which provides for an annual base compensation of $240,000 and non-qualified stock options to 3,000,000 shares of Common Stock under the Company's 2003 Stock Option Plan, at a purchase price of $0.18 per share (110% of the closing market price on the date of grant). Options to purchase 1,000,000 shares are exercisable immediately, options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company is current and filed its annual and quarterly reports for the years 2000, 2001 and 2002 and any reports then due for the fiscal year 2003, and options to purchase 1,000,000 shares vest and shall be exercisable at such time as the Company has raised a minimum of $500,000 in investment capital. Upon Mr. Kimmon's death or disability all unvested warrants will become immediately vested and exercisable. The Company may terminate the agreement for cause, or upon the extended disability or death of Mr. Kimmons. Mr. Kimmons may terminate the agreement for good reason, which is defined as (1) diminution of duties, (2) failure by the Company to comply with the agreement, (3) a requirement by the Company for Mr. Kimmons to move locations, (4) any purported termination other than as permitted in the agreement, (5) a change of control, or (6) failure to have a successor corporation assume the agreement. If the agreement is terminated in connection with a change of control, (1) the Company must pay Mr. Kimmons an amount equal to approximately three times the sum of his annual base salary and the average of the last annual incentive bonuses actually paid, (2) all outstanding warrants immediately vest, (3) welfare and fringe benefits are provided for one year, (4) the Company must pay the sum of any earned salary not yet paid, deferred compensation and an amount equal to 150% of the value of Mr. Kimmons accrued benefits in any Company long term incentive plan times a fraction equal to the months worked in the performance period before termination divided by the total performance period. If the agreement is terminated for cause or Mr. Kimmons terminates for other than good reason, the Company shall pay earned but unpaid salary and any vested benefits payable to him under a plan or policy. In the event of a change of control, Mr. Kimmons will remain with the Company until the later of: (1) 15 days after the one year anniversary of the change of control, (2) 15 days after the anniversary date of any merger, the reduced to less than 30% of the period, individuals who were directors elected by two-thirds of directors in office at the beginning of the period or whose election or nomination was so approved) cease to be a majority of the board of directors, (3) if the shareholders approve a merger or consolidation (other than a merger in which company shareholders own at least 50% of surviving entity), or (4) a complete liquidation.

On January 1, 2008, eDOORWAYS entered into a new three year employment agreement with Gary F. Kimmons to continue to serve as CEO of the company. The base salary is $300,000 per annum with a $60,000 bonus payable in cash, or stock if Mr. Kimmons so chooses.  Also, pursuant to this agreement, Mr. Kimmons was issued 30,000,000 shares of common stock.

Director Compensation

On January 1, 2007,, we entered into a Director's Agreement to retain the services of Lance Kimmons as a member of the Board of Directors. Under the Agreement Mr. L. Kimmons will serve as a Director from January 1, 2007 through December 31, 2007and will receive compensation of 500,000 restricted shares of common stock or warrants to purchase 500,000 restricted shares of common shares.

On January 1, 2006,  we entered into a Director’s Agreement to retain Kathryn Kimmons as a member of the Board of Directors.  A monthly director’s fee of $2,500 per month was agreed upon with Ms. Kimmons.  She has the option to take the monthly director fee in cash or common stock of the company.

On March 31, 2004, the Board of Directors approved and adopted the GK Intelligent Systems, Inc. 2004 Stock Option Plan ("2004 Plan") which became effective April 5, 2004. The 2004 Plan was established in order to provide a method to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of the Company's business through the issuance of options, stock purchase rights, other stock-based awards, and other benefits. Options granted under the 2004 Plan may be Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Non-Qualified Stock Options. The number of common shares authorized under the 2004 Plan is thirty million (30,000,000).

All issuances in 2006 and 2007 were made against the 2004 plan. On August 22, 2005, the 2004 Stock Option Plan was amended to add 40,000,000 shares to the plan and became effective on September 9, 2005.

As of December 31, 2007, there were non-qualified stock options outstanding to purchase 339 shares of common stock, of which 339 shares were exercisable. For the fiscal year ended December 31, 2007, the Company did not maintain any long-term retirement or other benefit plan, except as described in this report.

Non-Employee-Directors and Consultants Retainer Stock Plan

On March 31, 2004, the Board of Directors approved and adopted the Non Employee-Directors and Consultants Retainer Stock Plan for the Year 2004. The plan was established in order to provide a method whereby chosen directors and persons providing services to the Company may be offered incentives in addition to those presently available, and may be stimulated by increased personal involvement in the fortunes and success of the Company, thereby advancing the interests of the Company and its shareholders. The number of common shares authorized under the plan is two million (2,000,000).

All issuances in 2007 and 2006 were made against the 2004 plan.

Option Grants Table

The following tables reflect certain information, with respect to stock options granted under the Company's stock option plans to certain executive officers and directors during fiscal 2007.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
Name	Number of Securities Underlying Options Granted (#)	% Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/sh.) (1)	Expiration Date
Gary Kimmons	0	0	0	(Note 1)
Kathryn Kimmons	0	0	0	0
Lance Kimmons	500,000	100	0.08	12/31/10

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

Option Exercise and Year End-Value Table

The following tables reflect certain information, with respect to the exercise of stock options by certain executive officers during fiscal  2007, on a post-reverse split adjusted basis:

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUE
			Number of Securities Underlying Unexercised Options/Warrants at Fy-End		Value of Unexercised In-The-Money Options at Fy-End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable (E) / Unexercisable (U)		Exercisable(E) / Unexercisable (U)
Gary Kimmons	0	0	18,000(E)/5,000(U	)	0(E)/0(U	)
Lance Kimmons	0	0	304,500(E)/0(U	)	0(E)/0(U	)
Kathryn Kimmons	0	0	0(E)/0(U	)	0(E)/0(U	)

*Computed based on the differences between the closing market price and aggregate exercise prices as of December 31, 2007.

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

The following table sets forth security ownership information as of the close of business on May 12, 2008, for any person or group, known by the Company to own more than five percent (5%) of our voting securities. The information set forth in this Item 11 has been adjusted to reflect the 1:2000 reverse stock split effected July 17, 2007.

Name of Beneficial Owner	Number of Shares Beneficially Owned	% of Outstanding Shares
Kimmons Family Partnership (2) (3)	34,375,000	22.97%
Fairhills Capital	22,333,330	14.92%
Ajene Watson	15,290,675	10.22%
Lance Kimmons	10,250,000	6.84%

1.. All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

2. Mr. Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 34,375,000 shares of Common Stock owned by the partnership.

3. Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

The address of all persons listed above is 2602 Yorktown Place, Houston, Texas 77056

(b) Security Ownership of Management

The following table sets forth security ownership information as of the close of business on January 21, 2007, of all directors, executive officer listed in the "Summary Compensation Table" set forth herein, and all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares
Kimmons Family Partnership (2)	34,375,000	22.97%

Lance Kimmons	10,250,000	6.8%
All directors and executive officers (3 persons)	44,625,000	29.77%

1.	All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 60 days of the date of this table.

2.
Mr. Kimmons is a general partner of a the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 34,375,000 shares of Common Stock owned by the partnership.

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

There are no related party transactions in 2007 and 2006.

ITEM 13. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-KSB, or are incorporated herein by reference. Items filed as part of this Form 10-KSB are identified in such Exhibit Index by the symbol “*”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal years ended December 31, 2007 and 2006 were Webb & Company, PA, of Boynton Beach, Florida.

(a) Audit Fees. During the fiscal years ended December 31, 2007 and 2006, the fees billed Webb & Company, P.A. for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $20,045 and $99,679, respectively.

(b) Audit-Related Fees. During the fiscal years ended December 31, 2007 and 2006 our auditors Webb & Company, P.A. did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

(c) Tax Fees. Our auditors, Webb & Company, P.A. did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2007 and 2006.

(d) Other Fees. During the fiscal years ended December 31, 2007 and 2006, our auditors, Webb & Company, P.S. did not receive any fees for services rendered, other than those described above.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors

Audit Committee Financial Expert

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

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

M Power Entertainment Inc.

Dated: May 16, 2008	/s/ Gary F. Kimmons
By: Gary F. Kimmons, Its: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2008	/s/ Gary F. Kimmons
Gary F. Kimmons, Director

Dated: May 16, 2008	/s/ Lance Kimmons
Lance Kimmons, Director

Dated: May 16, 2008	/s/ Kathryn Kimmons
Kathryn Kimmons, Director

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

Exhibit Number	Description of Exhibit

3.6	Certificate of Amendment to the Certificate of Incorporation filed on June 27, 2006 (included as Exhibit 3.6 to the Form 10-QSB filed June 10, 2006 and incorporated herein by reference).
3.7	Certificate of Amendment to effect reverse stock split filed on July 19, 2007 (Filed herewith)
10.53	Kimmons Employment Agreement 2008 (Filed herewith)
10.52	Consulting Agreement with Ajene Watson dated March 10, 2008 (Filed herewith)
10.51	Consulting Agreement with Marty Lbkowica dated April 11, 2008. (Filed herewith)
10.50	Fairhills Structuring Agreement dated December 7, 2007. (Filed herewith)
10.49	Small Cap Finders Fee Agreement dated April 7, 2008. (Filed herewith)
10.48	SpeakTech agreement dated July 3, 2007. (Filed herewith)
10.47	Non-Employee Director Agreement with Kathryn Kimmons effective January 1, 2008. (Filed Herewith)
10.46	Non-Employee Director Agreement with Lance Kimmons effective January 1, 2008. (Filed Herewith)

10.54	Non-employee director agreement with Lance Kimmons making him a member of the Board on January 1st 2007. (Filed herewith).

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