Form 10-K/A
eDOORWAYS CORP
filed 2008-05-20
CIK 1024095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY  NOTE
This Amendment No. 1 to Form 10-K amends the Form 10-K of eDOORWAYS Corporation for the fiscal year ended December 31, 2007, which was originally filed on May 16, 2008.  We are filing this Amendment to correct typographical errors in our originally filed 10-K.

EXPLANATORY  NOTE

This Amendment No. 1 to Form 10-K amends the Form 10-K of eDOORWAYS Corporation for the fiscal year ended December 31, 2007, which was originally filed on May 16, 2008.  We are filing this Amendment to correct typographical errors in our originally filed 10-K.

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

We are pursuing an aggressive development schedule to complete the eDOORWAYS platform.  We are working with speakTECH, a software development contractor on the West Coast, to create the necessary software. The approximate timeline for rollout of the platform is as follows:

·        November 15th, 2007 we completed a “click-through” version of the first phase, or collaborative component, of eDOORWAYS.
·        December 15th, 2007 we completed a working, or “functional”, click-through of the platform.  This version will be used for initial focus group testing scheduled to begin in the 2nd quarter of 2008.
·        June 1st, 2008 through July 31st, 2008 – focus group testing and revisions to the platform as necessary.
·        August1st, 2009 through September 30, 2008 – “soft” launch of the platform beginning in the Austin, Texas market.
·        October 1st, 2008– “hard” launch of the platform throughout selected US cities.

The Opportunity

eDOORWAYS Revenue Opportunities
Our revenue generating activities will be:

·        Advertising Revenue based on a cost per thousand views (CPM).  We believe that because of the targeted focus by special interest and need as well as the likelihood of near term purchase decision, that eDOORWAYS will garner a premium CPM rate.

·        Prepaid Services/Subscriptions from vendors who wish to prepay for lead generation or to subscribe to receive alerts (through email or text message) when someone has indicated an interest in a product or service the vendor provides.  eDOORWAYS believes it can command premium rates for “golden nugget leads” like these where a clear need has been indicated and a purchasing decision is imminent.

·        Preferential Placement Fees will be charged to vendors who wish to stand out, similar to Google keyword purchases or paying to have one’s resume come up first in recruiter searches of the job boards.  We are convinced that this will be a growing revenue source.

·        Private-label Lease/Sale and operation of the Platform may be of interest to professional associations, trade groups, and large corporations with supplier bases that could pay us for access to their own version of the service.  The eDOORWAYS platform is ideal for generating topical information that assists in purchasing decisions and therefore has value.

·        CRM & Datamining reports and services will be available as the consumer base grows. Whereas initially, vendors will receive advantage from “golden nugget leads”, in the long run, the platform will be used to identify candidates who can possibly be convinced to accelerate a buyng decision in the future. As an example, eDOORWAYS could potentially identify a candidate for a new car purchase by mining information on people with a lot of car repair questions. Local auto dealers and manufacturers may pay a premium for this service.

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

Private Label Licensing Operations

The Company is examining the possibility of a hybrid joint venture with speakTECH, the development company responsible for such web-based systems as MySpace.  As they have been developing the eDOORWAYS platform on a work-for-hire basis, they realized that their Fortune 500 client base was looking for functionality provided by our platform.  speakTECH would invest 50% of the capital required to start up and operate a joint venture entity with eDOORWAYS that will build additional functionality into the platform for the B to B initiative.  The money would be used to fund the licensing, implementation, and servicing activities of a private label software solution business.

The eDOORWAYS Brand

eDOORWAYS is built on the following value proposition:

·        Answers to question and solutions to lifestyle problems
·        From experts who have proven their expertise
·        Referral to qualified, quality vendors.

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

By serving three distinct constituencies in a unique fashion, the eDOORWAYS platform provides value to all users and derives revenue because of their participation.  The three user-types are:

·        Consumers: the users searching for information, how-to instructions, recommendations and referral to retailers/service providers.
·        Experts: people with specific interest, passion, and/or expertise willing to share their knowledge with anyone who asks.
·        Vendors (Retailers, Discounters, Service Providers, and Manufacturers) who offer their products/services for sale and who wish to leverage community-based marketing.

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

Internet Marketing Trends

A report from BusinessMarketing starts by noting that users (of the Internet) are just as interested in creating content as they are in watching it, and suggests that marketers must truly understand their target audience's behavior and interests to cut through the clutter. Four of the top 10 marketing trends for 2008 substantiate eDOORWAYS business concept:

·        Web 2.0   Marketers will embrace Web 2.0 applications in their quest to connect with customers and build loyal communities of users. This is a technology in which users create online identities and interact with each other, including user-generated videos, blogs, wikis and social networking.

·        Engaging the Customer   As marketers use new interactive technologies to "engage" the user, such as online video and social networking, they will need more sophisticated ways to measure user engagement with the experience. Agencies are also developing new metrics for their clients to use in evaluating user engagement on Web sites, including metrics for online video ads such as length of time spent watching; number of stops, pauses and restarts; and interactively by entering information into a request field.

·        Sophisticated Search   Search continued to lead growth in online ad spending this year, accounting for 40% of total online advertising revenue in the first half, according to the "Internet Advertising Revenue Report" from IAB and PricewaterhouseCoopers. EMarketer said search will continue to account for more than 40% of online ad spending through 2010. Eric Eller, senior director of product marketing for Advertising.com, said concludes that localization and socialization of search are trends to watch in 2008.

·        Sales Leads   According to BtoB's "2007 Marketing Priorities and Plans" survey, acquiring new customers was the No. 1 marketing goal for 2007, cited by 62.3% of respondents.

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

Marketing/Deployment of the eDOORWAYS "B to C" Service Offering

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

Marketing/Deployment of the eDOORWAYSґ"B to C" Service Offering

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

	Date	Shares per conversion notice	Conversion Price	Principle Converted
AJW Offshore Ltd	01/04/07	442,875	0.000676	$ 299
AJW Offshore Ltd	01/08/07	442,875	0.000676	$ 299
AJW Offshore Ltd	01/10/07	442,875	0.000660	$ 292
AJW Offshore Ltd	01/12/07	442,875	0.000700	$ 310
AJW Offshore Ltd	01/16/07	442,875	0.000700	$ 310
AJW Offshore Ltd	01/18/07	590,500	0.000690	$ 407
AJW Offshore Ltd	01/22/07	590,500	0.000690	$ 407
AJW Offshore Ltd	01/24/07	2,320,665	0.000690	$ 1,601
AJW Offshore Ltd	01/26/07	2,320,665	0.000690	$ 1,601
AJW Offshore Ltd	01/30/07	2,320,665	0.000680	$ 1,578
AJW Offshore Ltd	02/01/07	2,320,665	0.000700	$ 1,624
AJW Offshore Ltd	02/05/07	2,320,665	0.000700	$ 1,624
AJW Offshore Ltd	02/08/07	2,320,665	0.000672	$ 1,559
AJW Offshore Ltd	02/09/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/13/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/15/07	2,320,665	0.000650	$ 1,508
AJW Offshore Ltd	02/20/07	2,320,665	0.000648	$ 1,504
AJW Offshore Ltd	02/23/07	2,320,665	0.000624	$ 1,448
AJW Offshore Ltd	02/27/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/01/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/05/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/06/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/08/07	2,320,665	0.000600	$ 1,392
AJW Offshore Ltd	03/13/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/16/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/20/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/22/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/26/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/28/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	03/30/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	04/02/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	04/04/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/09/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/11/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/13/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/17/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/19/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/23/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	04/26/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	05/02/07	2,320,665	0.000200	$ 464
AJW Offshore Ltd	05/07/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/21/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/24/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	05/30/07	2,320,665	0.000300	$ 696
AJW Offshore Ltd	06/04/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/06/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/11/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/13/07	6,159,210	0.000300	$ 1,848
AJW Offshore Ltd	06/15/07	6,159,210	0.000270	$ 1,663
AJW Offshore Ltd	06/20/07	6,159,210	0.000250	$ 1,540
AJW Offshore Ltd	06/22/07	6,159,210	0.000200	$ 1,232
AJW Offshore Ltd	06/26/07	6,159,210	0.000190	$ 1,170
AJW Offshore Ltd	07/05/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/09/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/11/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/13/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/17/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/20/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/24/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/26/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	07/30/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	08/01/07	6,159,210	0.000180	$ 1,109
AJW Offshore Ltd	08/03/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/03/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/08/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/10/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/17/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/28/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/29/07	6,159,210	0.000110	$ 678
AJW Offshore Ltd	08/30/07	3,079	0.000100	$ 616
AJW Offshore Ltd	09/25/07	7,399	0.069000	$ 511
AJW Offshore Ltd	09/26/07	7,399	0.069000	$ 511
AJW Offshore Ltd	09/28/07	7,399	0.069000	$ 511
AJW Offshore Ltd	10/2/2007	7,399	0.069000	$ 511
AJW Offshore Ltd	10/4/2007	7,399	0.069000	$ 511
AJW Offshore Ltd	10/16/2007	7,399	0.072000	$ 533
AJW Offshore Ltd	10/22/2007	7,399	0.073000	$ 540
AJW Offshore Ltd	10/23/2007	9,078	0.073000	$ 663
AJW Offshore Ltd	10/25/2007	9,078	0.081000	$ 735
AJW Offshore Ltd	10/29/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	10/31/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	11/1/2007	9,078	0.054000	$ 490
AJW Offshore Ltd	11/6/2007	32,678	0.050000	$ 1,634
AJW Offshore Ltd	11/14/2007	32,678	0.040000	$ 1,307
AJW Offshore Ltd	11/14/2007	32,678	0.040000	$ 1,307
AJW Offshore Ltd	11/21/2007	32,678	0.031000	$ 1,013
AJW Offshore Ltd	11/26/2007	32,678	0.026000	$ 850
AJW Offshore Ltd	11/27/2007	32,678	0.021000	$ 686
AJW Offshore Ltd	11/29/2007	32,678	0.019000	$ 621
AJW Offshore Ltd	12/3/2007	32,678	0.019000	$ 621
AJW Offshore Ltd	12/4/2007	32,678	0.018000	$ 588
AJW Offshore Ltd	12/5/2007	32,678	0.017000	$ 556
AJW Offshore Ltd	12/7/2007	32,678	0.015000	$ 490
AJW Offshore Ltd	12/10/2007	32,678	0.013000	$ 425
AJW Offshore Ltd	12/11/2007	32,678	0.010000	$ 327
AJW Offshore Ltd	12/17/2007	59,050	0.010000	$ 591
AJW Offshore Ltd	12/18/2007	59,050	0.009000	$ 531
AJW Offshore Ltd	12/20/2007	59,050	0.007000	$ 413
AJW Offshore Ltd	12/24/2007	59,050	0.006000	$ 354
AJW Offshore Ltd	12/26/2007	59,050	0.006000	$ 354
AJW Offshore Ltd	12/31/2007	59,050	0.001200	$ 71
		244,119,606		$ 87,560

AJW Partners LLc	01/04/07	83,250	0.000676	$ 56
AJW Partners LLc	01/08/07	83,250	0.000676	$ 56
AJW Partners LLc	01/10/07	83,250	0.000660	$ 55
AJW Partners LLc	01/12/07	83,250	0.000700	$ 58
AJW Partners LLc	01/16/07	83,250	0.000700	$ 58
AJW Partners LLc	01/18/07	111,000	0.000690	$ 77
AJW Partners LLc	01/22/07	111,000	0.000690	$ 77
AJW Partners LLc	01/24/07	436,230	0.000690	$ 301
AJW Partners LLc	01/26/07	436,230	0.000690	$ 301
AJW Partners LLc	01/30/07	436,230	0.000680	$ 297
AJW Partners LLc	02/01/07	436,230	0.000700	$ 305
AJW Partners LLc	02/05/07	436,230	0.000700	$ 305
AJW Partners LLc	02/08/07	436,230	0.000672	$ 293
AJW Partners LLc	02/09/07	436,230	0.000675	$ 294
AJW Partners LLc	02/13/07	436,230	0.000650	$ 284
AJW Partners LLc	02/15/07	436,230	0.000650	$ 284
AJW Partners LLc	02/20/07	436,230	0.000648	$ 283
AJW Partners LLc	02/23/07	436,230	0.000624	$ 272
AJW Partners LLc	02/27/07	436,230	0.000600	$ 262
AJW Partners LLc	03/01/07	436,230	0.000600	$ 262
AJW Partners LLc	03/05/07	436,230	0.000600	$ 262
AJW Partners LLc	03/06/07	436,230	0.000600	$ 262
AJW Partners LLc	03/08/07	436,230	0.000600	$ 262
AJW Partners LLc	03/13/07	436,230	0.000300	$ 131
AJW Partners LLc	03/16/07	436,230	0.000300	$ 131
AJW Partners LLc	03/20/07	436,230	0.000300	$ 131
AJW Partners LLc	03/22/07	436,230	0.000300	$ 131
AJW Partners LLc	03/26/07	436,230	0.000300	$ 131
AJW Partners LLc	03/28/07	436,230	0.000300	$ 131
AJW Partners LLc	03/30/07	436,230	0.000300	$ 131
AJW Partners LLc	04/02/07	436,230	0.000300	$ 131
AJW Partners LLc	04/04/07	436,230	0.000200	$ 87
AJW Partners LLc	04/09/07	436,230	0.000200	$ 87
AJW Partners LLc	04/11/07	436,230	0.000200	$ 87
AJW Partners LLc	04/13/07	436,230	0.000200	$ 87
AJW Partners LLc	04/17/07	436,230	0.000200	$ 87
AJW Partners LLc	04/19/07	436,230	0.000200	$ 87
AJW Partners LLc	04/23/07	436,230	0.000200	$ 87
AJW Partners LLc	04/26/07	436,230	0.000200	$ 87
AJW Partners LLc	05/02/07	436,230	0.000200	$ 87
AJW Partners LLc	05/07/07	436,230	0.000300	$ 131
AJW Partners LLc	05/21/07	436,230	0.000300	$ 131
AJW Partners LLc	05/24/07	436,230	0.000300	$ 131
AJW Partners LLc	05/30/07	436,230	0.000300	$ 131
AJW Partners LLc	06/04/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/06/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/11/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/13/07	1,157,785	0.000300	$ 347
AJW Partners LLc	06/15/07	1,157,785	0.000270	$ 313
AJW Partners LLc	06/20/07	1,157,785	0.000250	$ 289
AJW Partners LLc	06/22/07	1,157,785	0.000200	$ 232
AJW Partners LLc	06/26/07	1,157,785	0.000190	$ 220
AJW Partners LLc	06/29/07	2,315,570	0.000120	$ 278
AJW Partners LLc	07/05/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/09/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/11/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/13/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/17/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/20/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/24/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/26/07	1,157,785	0.000180	$ 208
AJW Partners LLc	07/30/07	1,157,785	0.000180	$ 208
AJW Partners LLc	08/01/07	1,157,785	0.000180	$ 208
AJW Partners LLc	08/03/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/03/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/08/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/10/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/17/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/28/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/29/07	1,157,785	0.000110	$ 127
AJW Partners LLc	08/30/07	578	0.000100	$ 116
AJW Partners LLc	09/25/07	1,391	0.069000	$ 96
AJW Partners LLc	09/26/07	1,391	0.069000	$ 96
AJW Partners LLc	09/28/07	1,391	0.069000	$ 96
AJW Partners LLc	10/2/2007	1,391	0.069000	$ 96
AJW Partners LLc	10/4/2007	1,391	0.069000	$ 96
AJW Partners LLc	10/16/2007	1,391	0.072000	$ 100
AJW Partners LLc	10/22/2007	1,391	0.073000	$ 102
AJW Partners LLc	10/23/2007	1,706	0.073000	$ 125
AJW Partners LLc	10/25/2007	1,706	0.081000	$ 138
AJW Partners LLc	10/29/2007	1,706	0.054000	$ 92
AJW Partners LLc	10/31/2007	1,706	0.054000	$ 92
AJW Partners LLc	11/1/2007	1,706	0.054000	$ 92
AJW Partners LLc	11/6/2007	6,143	0.050000	$ 307
AJW Partners LLc	11/14/2007	6,143	0.040000	$ 246
AJW Partners LLc	11/14/2007	6,143	0.040000	$ 246
AJW Partners LLc	11/21/2007	6,143	0.031000	$ 190
AJW Partners LLc	11/26/2007	6,143	0.026000	$ 160
AJW Partners LLc	11/27/2007	6,143	0.021000	$ 129
AJW Partners LLc	11/29/2007	6,143	0.019000	$ 117
AJW Partners LLc	12/3/2007	6,143	0.019000	$ 117
AJW Partners LLc	12/4/2007	6,143	0.018000	$ 111
AJW Partners LLc	12/5/2007	6,143	0.017000	$ 104
AJW Partners LLc	12/7/2007	6,143	0.015000	$ 92
AJW Partners LLc	12/10/2007	6,143	0.013000	$ 80
AJW Partners LLc	12/11/2007	6,143	0.010000	$ 61
AJW Partners LLc	12/17/2007	11,100	0.010000	$ 111
AJW Partners LLc	12/18/2007	11,100	0.009000	$ 100
AJW Partners LLc	12/20/2007	11,100	0.007000	$ 78
AJW Partners LLc	12/24/2007	11,100	0.006000	$ 67
AJW Partners LLc	12/26/2007	11,100	0.006000	$ 67
AJW Partners LLc	12/31/2007	11,100	0.001200	$ 13
		48,204,259		$ 16,748.01

AJW Qualified Partners	01/04/07	213,750	0.000676	$ 144
AJW Qualified Partners	01/08/07	213,750	0.000676	$ 144
AJW Qualified Partners	01/10/07	213,750	0.000660	$ 141
AJW Qualified Partners	01/12/07	213,750	0.000700	$ 150
AJW Qualified Partners	01/16/07	213,750	0.000700	$ 150
AJW Qualified Partners	01/18/07	285,000	0.000690	$ 197
AJW Qualified Partners	01/22/07	285,000	0.000690	$ 197
AJW Qualified Partners	01/24/07	1,120,050	0.000690	$ 773
AJW Qualified Partners	01/26/07	1,120,050	0.000690	$ 773
AJW Qualified Partners	01/30/07	1,120,050	0.000680	$ 762
AJW Qualified Partners	02/01/07	1,120,050	0.000700	$ 784
AJW Qualified Partners	02/05/07	1,120,050	0.000700	$ 784
AJW Qualified Partners	02/08/07	1,120,050	0.000672	$ 753
AJW Qualified Partners	02/09/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/13/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/15/07	1,120,050	0.000650	$ 728
AJW Qualified Partners	02/20/07	1,120,050	0.000648	$ 726
AJW Qualified Partners	02/23/07	1,120,050	0.000624	$ 699
AJW Qualified Partners	02/27/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/01/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/05/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/06/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/08/07	1,120,050	0.000600	$ 672
AJW Qualified Partners	03/13/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/16/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/20/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/22/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/26/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/28/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	03/30/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	04/02/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	04/04/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/09/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/11/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/13/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/17/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/19/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/23/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	04/26/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	05/02/07	1,120,050	0.000200	$ 224
AJW Qualified Partners	05/07/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/21/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/24/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	05/30/07	1,120,050	0.000300	$ 336
AJW Qualified Partners	06/04/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/06/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/11/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/13/07	2,972,693	0.000300	$ 892
AJW Qualified Partners	06/15/07	2,972,693	0.000270	$ 803
AJW Qualified Partners	06/20/07	2,972,693	0.000250	$ 743
AJW Qualified Partners	06/22/07	2,972,693	0.000200	$ 595
AJW Qualified Partners	06/26/07	2,972,693	0.000190	$ 565
AJW Qualified Partners	06/29/07	2,972,693	0.000120	$ 357
AJW Qualified Partners	07/05/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/09/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/11/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/13/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/17/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/20/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/24/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/26/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	07/30/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	08/01/07	2,972,693	0.000180	$ 535
AJW Qualified Partners	08/03/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/03/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/08/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/10/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/17/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/28/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/29/07	2,972,693	0.000110	$ 327
AJW Qualified Partners	08/30/07	1,486	0.000100	$ 297
AJW Qualified Partners	09/25/07	3,571	0.069000	$ 246
AJW Qualified Partners	09/26/07	3,571	0.069000	$ 246
AJW Qualified Partners	09/28/07	3,571	0.069000	$ 246
AJW Qualified Partners	10/2/2007	3,571	0.069000	$ 246
AJW Qualified Partners	10/4/2007	3,571	0.069000	$ 246
AJW Qualified Partners	10/16/2007	3,571	0.072000	$ 257
AJW Qualified Partners	10/22/2007	3,571	0.073000	$ 261
AJW Qualified Partners	10/23/2007	4,381	0.073000	$ 320
AJW Qualified Partners	10/25/2007	4,381	0.081000	$ 355
AJW Qualified Partners	10/29/2007	4,381	0.054000	$ 237
AJW Qualified Partners	10/31/2007	4,381	0.054000	$ 237
AJW Qualified Partners	11/1/2007	4,381	0.054000	$ 237
AJW Qualified Partners	11/6/2007	15,771	0.050000	$ 789
AJW Qualified Partners	11/8/2007	15,771	0.040000	$ 631
AJW Qualified Partners	11/14/2007	15,771	0.040000	$ 631
AJW Qualified Partners	11/21/2007	15,771	0.031000	$ 489
AJW Qualified Partners	11/26/2007	15,771	0.026000	$ 410
AJW Qualified Partners	11/27/2007	15,771	0.021000	$ 331
AJW Qualified Partners	11/29/2007	15,771	0.019000	$ 300
AJW Qualified Partners	12/3/2007	15,771	0.019000	$ 300
AJW Qualified Partners	12/4/2007	15,771	0.018000	$ 284
AJW Qualified Partners	12/5/2007	15,771	0.017000	$ 268
AJW Qualified Partners	12/7/2007	15,771	0.015000	$ 237
AJW Qualified Partners	12/10/2007	15,771	0.013000	$ 205
AJW Qualified Partners	12/11/2007	15,771	0.010000	$ 158
AJW Qualified Partners	12/17/2007	28,500	0.010000	$ 285
AJW Qualified Partners	12/18/2007	28,500	0.009000	$ 257
AJW Qualified Partners	12/20/2007	28,500	0.007000	$ 200
AJW Qualified Partners	12/24/2007	28,500	0.006000	$ 171
AJW Qualified Partners	12/26/2007	28,500	0.006000	$ 171
AJW Qualified Partners	12/31/2007	28,500	0.001200	$ 34
		120,795,029		$42,616.41

New Millenium Capital	01/04/07	10,125	0.000676	$ 7
New Millenium Capital	01/08/07	10,125	0.000676	$ 7
New Millenium Capital	01/10/07	10,125	0.000660	$ 7
New Millenium Capital	01/12/07	10,125	0.000700	$ 7
New Millenium Capital	01/16/07	10,125	0.000700	$ 7
New Millenium Capital	01/18/07	13,500	0.000690	$ 9
New Millenium Capital	01/22/07	13,500	0.000690	$ 9
New Millenium Capital	01/24/07	53,055	0.000690	$ 37
New Millenium Capital	01/26/07	53,055	0.000690	$ 37
New Millenium Capital	01/30/07	53,055	0.000680	$ 36
New Millenium Capital	02/01/07	53,055	0.000700	$ 37
New Millenium Capital	02/05/07	53,055	0.000700	$ 37
New Millenium Capital	02/08/07	53,055	0.000672	$ 36
New Millenium Capital	02/09/07	53,055	0.000650	$ 34
New Millenium Capital	02/13/07	53,055	0.000650	$ 34
New Millenium Capital	02/15/07	53,055	0.000650	$ 34
New Millenium Capital	02/20/07	53,055	0.000648	$ 34
New Millenium Capital	02/23/07	53,055	0.000624	$ 33
New Millenium Capital	02/27/07	53,055	0.000600	$ 32
New Millenium Capital	03/01/07	53,055	0.000600	$ 32
New Millenium Capital	03/05/07	53,055	0.000600	$ 32
New Millenium Capital	03/06/07	53,055	0.000600	$ 32
New Millenium Capital	03/08/07	53,055	0.000600	$ 32
New Millenium Capital	03/13/07	53,055	0.000300	$ 16
New Millenium Capital	03/16/07	53,055	0.000300	$ 16
New Millenium Capital	03/20/07	53,055	0.000300	$ 16
New Millenium Capital	03/22/07	53,055	0.000300	$ 16
New Millenium Capital	03/26/07	53,055	0.000300	$ 16
New Millenium Capital	03/28/07	53,055	0.000300	$ 16
New Millenium Capital	03/30/07	53,055	0.000300	$ 16
New Millenium Capital	04/02/07	53,055	0.000300	$ 16
New Millenium Capital	04/04/07	53,055	0.000200	$ 11
New Millenium Capital	04/09/07	53,055	0.000200	$ 11
New Millenium Capital	04/11/07	53,055	0.000200	$ 11
New Millenium Capital	04/13/07	53,055	0.000200	$ 11
New Millenium Capital	04/17/07	53,055	0.000200	$ 11
New Millenium Capital	04/19/07	53,055	0.000200	$ 11
New Millenium Capital	04/23/07	53,055	0.000200	$ 11
New Millenium Capital	04/26/07	53,055	0.000200	$ 11
New Millenium Capital	05/02/07	53,055	0.000200	$ 11
New Millenium Capital	05/07/07	53,055	0.000300	$ 16
New Millenium Capital	05/21/07	53,055	0.000300	$ 16
New Millenium Capital	05/24/07	53,055	0.000300	$ 16
New Millenium Capital	05/30/07	53,055	0.000300	$ 16
New Millenium Capital	06/04/07	140,812	0.000300	$ 42
New Millenium Capital	06/06/07	140,812	0.000300	$ 42
New Millenium Capital	06/11/07	140,812	0.000300	$ 42
New Millenium Capital	06/13/07	140,812	0.000300	$ 42
New Millenium Capital	06/15/07	140,812	0.000270	$ 38
New Millenium Capital	06/20/07	140,812	0.000250	$ 35
New Millenium Capital	06/22/07	140,812	0.000200	$ 28
New Millenium Capital	06/26/07	140,812	0.000190	$ 27
New Millenium Capital	06/29/07	140,812	0.000120	$ 17
New Millenium Capital	07/05/07	140,812	0.000180	$ 25
New Millenium Capital	07/09/07	140,812	0.000180	$ 25
New Millenium Capital	07/11/07	140,812	0.000180	$ 25
New Millenium Capital	07/13/07	140,812	0.000180	$ 25
New Millenium Capital	07/17/07	140,812	0.000180	$ 25
New Millenium Capital	07/20/07	140,812	0.000180	$ 25
New Millenium Capital	07/24/07	140,812	0.000180	$ 25
New Millenium Capital	07/26/07	140,812	0.000180	$ 25
New Millenium Capital	07/30/07	140,812	0.000180	$ 25
New Millenium Capital	08/01/07	140,812	0.000180	$ 25
New Millenium Capital	08/03/07	140,812	0.000110	$ 15
New Millenium Capital	08/03/07	140,812	0.000110	$ 15
New Millenium Capital	08/08/07	140,812	0.000110	$ 15
New Millenium Capital	08/10/07	140,812	0.000110	$ 15
New Millenium Capital	08/17/07	140,812	0.000110	$ 15
New Millenium Capital	08/28/07	140,812	0.000110	$ 15
New Millenium Capital	08/29/07	140,812	0.000110	$ 15
New Millenium Capital	08/30/07	70	0.000100	$ 14
New Millenium Capital	09/25/07	169	0.069000	$ 12
New Millenium Capital	09/26/07	169	0.069000	$ 12
New Millenium Capital	09/28/07	169	0.069000	$ 12
New Millenium Capital	10/2/2007	169	0.069000	$ 12
New Millenium Capital	10/4/2007	169	0.069000	$ 12
New Millenium Capital	10/16/2007	169	0.072000	$ 12
New Millenium Capital	10/22/2007	169	0.073000	$ 12
New Millenium Capital	10/23/2007	208	0.073000	$ 15
New Millenium Capital	10/25/2007	208	0.081000	$ 17
New Millenium Capital	10/29/2007	208	0.054000	$ 11
New Millenium Capital	10/31/2007	208	0.054000	$ 11
New Millenium Capital	11/1/2007	208	0.054000	$ 11
New Millenium Capital	11/6/2007	747	0.050000	$ 37
New Millenium Capital	11/14/2007	747	0.040000	$ 30
New Millenium Capital	11/14/2007	747	0.040000	$ 30
New Millenium Capital	11/21/2007	747	0.031000	$ 23
New Millenium Capital	11/26/2007	747	0.026000	$ 19
New Millenium Capital	11/27/2007	747	0.021000	$ 16
New Millenium Capital	11/29/2007	747	0.019000	$ 14
New Millenium Capital	12/3/2007	747	0.019000	$ 14
New Millenium Capital	12/4/2007	747	0.018000	$ 13
New Millenium Capital	12/5/2007	747	0.017000	$ 13
New Millenium Capital	12/7/2007	747	0.015000	$ 11
New Millenium Capital	12/10/2007	747	0.013000	$ 10
New Millenium Capital	12/11/2007	747	0.010000	$ 7
New Millenium Capital	12/17/2007	1,350	0.010000	$ 14
New Millenium Capital	12/18/2007	1,350	0.009000	$ 12
New Millenium Capital	12/20/2007	1,350	0.007000	$ 9
New Millenium Capital	12/24/2007	1,350	0.006000	$ 8
New Millenium Capital	12/26/2007	1,350	0.006000	$ 8
New Millenium Capital	12/31/2007	1,350	0.001200	$ 2
		5,721,876		$2,018.73

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

Marketing/Deployment of the eDOORWAYSґ"B to C" Service Offering

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

Recent Events

On January 1, 2008, eDOORWAYS entered into a three year employment agreement with Gary F. Kimmons to continue to serve as CEO of the company. The base salary is $300,000 per annum,with a $60,000 bonus payable in cash, or stock if Mr. Kimmons so chooses.  Also, pursuant to this agreement, Mr. Kimmons was issued 30,000,000 shares of common stock and 750,000 shares of  Series C Preferred Stock. The Preferred stock are convertible into Twenty (20) common stock shares twelve (12) months after issuance. Each converted common shares carries 5 voting rights.

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

On February 21, 2008, 1,000,000 shares of common stock were issued to an individual to retire a promissory note, valued at $5,000.

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

On April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise Edoorways in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation.

On April 14, 2008, the NIR group notified eDoorways Corporation of default of the financing agreement.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $36,200.

Conversions

During 2008, eDOORWAYS issued 2,600,000 shares of its common stock to retire $5,170 of convertible notes to lenders.

Liquidity

As reflected in the accompanying financial statements, the Company has a loss from operations of $1,676,577, a negative cash flow from operations of $1,179,321, a working capital deficiency of $4,821,940 and has a stockholders deficiency of $4,593,154 as of December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

 Our  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to  Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the quarter ended March 31, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements.

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

Recent Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company has not yet adopted the provisions of FAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

EDOORWAYS CORPORATION
Consolidated Statements of Cash Flow
	For the years Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(1,676,577)	$(4,464,591)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation	793	555
Amortization of offering costs	143,505	96,439
Amortization of note payable discount	347,652	149,000
Loss on note payable settlement	54,000	-
Loss on disposal of equipment	9,287	-
Stock issued for services	572,200	1,265,265
Change in fair value of derivatives	(1,333,727)	2,017,927
Gain on disposal of liabilities	-	(138,601)
Interest and loan disc fees	-	137,952
Shares issued for lawsuit settlement	-	14,500
Changes in:
Prepaid expenses	14,809	(14,809)
Deposits	(4,411)	(800)
Accounts payable	399,139	(138,181)
Accounts payable related party		(19,306)
Accrued expenses related party	-	(16,649)
Accrued expenses	10,900	116,216

Net Cash used for Operating Activities	(1,179,321)	(1,147,535)

Cash Flows from Investing Activities
Purchase of property & equipment	(9,525)	-
Net Cash used in Investing Activities	(9,525)	-

Cash Flows from Financing Activities
Notes Payable, net of offering costs	506,100	1,800,000

Net cash Provided in Financing Activities	506,100	1,800,000

Net Increase (Decrease) in Cash	(682,746)	652,465

Cash at beginning of period	728,393	75,928

Cash at end of period	$45,647	$728,393

Supplemental Information
Interest Paid	-	-
Income Taxes Paid	-	-
Investing & Financing
Issued Warrants for offering costs		191,630
Increase in deferred financing cost	64,000	-
Conversion of notes payable into equity	240,043	19,703
Conversion of Liability converted into equity	660,997	52,174
Discount on notes payable	415,000	-
Increase in derivative liabilities	2,126,585	2,000,000

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

Recently issued accounting pronouncements

        In March 2008, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company has not yet adopted the provisions of FAS No.161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

a)        Convertible debentures in the amount of $148,943 were converted into 1,698,321 shares of common stock during the twelve months ended December 31, 2007.  As a result, the corresponding embedded derivatives were valued at market value on the date of conversion with a gain or loss on derivatives.  The derivative liabilities in the amount of $433,132 were then recorded as a contribution to paid in capital on that date.

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

Note 3 – Notes Payable

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

Note 4 - Federal Income Tax

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

Note 5 - Commitments and Contingencies

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

Note 7 - Stockholders Equity

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

During 2007, our convertible debentures holders have converted $294,044 of principal into 3,274,097 shares of our common stock. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

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

Note 8 - Related Party Transactions

 None.

Note 9 - Subsequent Events

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

During March and April 2008, the company issued 63,474,005 common shares to consultants related to Ajene Watson agreement previously discussed to establish entertainment components for edoorways.

On April 7, 2008, Edoorways entered into a Finder’s Fee agreement with SmallCap Consultants, Inc. in relation to potentially securing financing for the company’s operations. A 5% fee is will be paid on any secured financing not related to the the company , payable in Cash.

On April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise Edoorways in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation. Compensation is a retainer fee of $3,500 monthly in the form of Common Stock.

On April 14, 2008, the NIR group notified eDoorways Corporation of default of the financing agreement.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $36,200. These notes are collateralized with eDoorways currently registered shares of Common  Stock.

Conversions

During 2008, eDOORWAYS issued 2,000,000 shares of its common stock to retire $3,970 of convertible notes.

 Note 10 - Going Concern

As reflected in the accompanying financial statements, the Company has a loss from operations of $1,676,577, a negative cash flow from operations of $1,179,321, a working capital deficiency of $4,821,940 and has a stockholders deficiency of $4,593,154 at December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

·                   For 2007, Mr Kimmons’ base salary was $240,000, which was paid in cash.

·                   During 2007, Mr. Kimmons was paid a $50,000 performance bonus for services provided in 2007.

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

Director Compensation

On January 1, 2007, we entered into a Director's Agreement to retain the services of Lance Kimmons as a member of the Board of Directors. Under the Agreement Mr. L. Kimmons will serve as a Director from January 1, 2007 through December 31, 2007and will receive compensation of 500,000 restricted shares of common stock or warrants to purchase 500,000 restricted shares of common shares.

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

M Power Entertainment Inc.

Dated: May 20, 2008	/s/ Gary F. Kimmons
By: Gary F. Kimmons, Its: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 20, 2008	/s/ Gary F. Kimmons
Gary F. Kimmons, Director

Dated: May 20, 2008	/s/ Lance Kimmons
Lance Kimmons, Director

Dated: May 20, 2008	/s/ Kathryn Kimmons
Kathryn Kimmons, Director

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation SB.

Exhibit Number	Description of Exhibit

3.6	Certificate of Amendment to the Certificate of Incorporation filed on June 27, 2006 (included as Exhibit 3.6 to the Form 10-QSB filed June 10, 2006 and incorporated herein by reference).
3.7	Certificate of Amendment to effect reverse stock split filed on July 19, 2007 (Filed herewith)
10.53	Kimmons Employment Agreement 2008 (Filed herewith)
10.52	Consulting Agreement with Ajene Watson dated March 10, 2008 (Filed herewith)
10.51	Consulting Agreement with Marty Lbkowica dated April 11, 2008. (Filed herewith)
10.50	Fairhills Structuring Agreement dated December 7, 2007. (Filed herewith)
10.49	Small Cap Finders Fee Agreement dated April 7, 2008. (Filed herewith)
10.48	SpeakTech agreement dated July 3, 2007. (Filed herewith)
10.47	Non-Employee Director Agreement with Kathryn Kimmons effective January 1, 2008. (Filed Herewith)
10.46	Non-Employee Director Agreement with Lance Kimmons effective January 1, 2008. (Filed Herewith)

10.54	Non-employee director agreement with Lance Kimmons making him a member of the Board on January 1st 2007. (Filed herewith).

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