Form 10-Q
period 2008-05-20
eDOORWAYS CORP
filed 2008-05-20
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of May 08, 2007, there were 213,864,688 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one).
Yes ☐ No ☒

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

THERE WAS NOT TIME TO COMPLETE THE REVIEW OF THE 10-Q FOR MARCH 31, 2008 BECAUSE WE JUST FILED OUR 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 ON FRIDAY,MAY 16, 2008.  WE WILL AMEND THE 10-Q ONCE THE AUDITOR HAS COMPLETED THEIR REVIEW AND

eDOORWAYS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007	3

	Statement of Operations for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)	4

	Statement of Cash Flow for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13
Item 3.	Other Information	13

Item 4.	Exhibits	14

CERTIFICATIONS		14

SIGNATURES		14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

M POWER ENTERTAINMENT, INC.
BALANCE SHEETS
	March 31,	December 31,
	2008 (unaudited)	2007
ASSETS
CURRENT ASSETS
Cash	$677	$45,647
Deferred Compensation	241,875

OTHER ASSETS
Deferred Financing Costs, net of accumulated amortization of $246,222.98 and $218,052, respectively	158,762	215,686
Deposits	159,211	9,211
Fixed Assets, net of accumulated depreciation of $1,799 and $1,660, respectively	3,750	3,889
TOTAL ASSETS	$564,275	$274,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable - Trade	$491,846	$450,651
Accrued Expenses	1,045,154	1,000,429
Notes Payable	180,748	176,158
Convertible Debentures 6%, net of discount of $1,811,528, and $1,851,00 respectively	557,412	434,826
Convertible Debenture Derivative Liability	5,596,681	2,805,523,
Total Current Liabilities	7,871,841	4,432,761

LONG TERM LIABILITIES
Convertible Debentures 6%, net of discount of $1,688,243, and $1,811,528 respectively
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	7,871,841	4,867,587

STOCKHOLDERS' DEFICIT
Series C Preferred Stock, $0.001 par value per share; 1,000,000 shares authorized and 1,000,000 shares issued, respectively	1,000	-
Series D Preferred Stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 1,000 shares issued, respectively	1	1
Common Stock, $0.001 par value per share; 1,000,000,000 shares authorized; 169,637,688 and 75,497,688 shares issued and outstanding, respectively	60,168	13,318
Additional Paid-In Capital	63,345,597	62,818,788
Accumulated Deficit	(70,714,332)	(67,425,261)
Total Stockholders' Deficit	(7,307,566)	(4,593,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$564,275	$274,,433

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months March 31,
	2008		2007

OPERATING EXPENSES
Depreciation and amortization		$139	$138
Compensation expense		152,367	130,000
Professional fees		7,783	107,913
General and administrative		64,139	45,557
Total operating expense		224,428	283,608

LOSS FROM OPERATIONS		(224,428	(283,608)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee		(268,996	(160,590)
Gain/(Loss) on derivative liability		(2,795,647	665,619
Total other income (expenses)		(3,064,643	505,029

NET INCOME (LOSS)		$(3,289,071	$221,421

BASIC INCOME ( LOSS) PER SHARE	$	( 0.00	$0.01

DILUTED (LOSS) PER SHARE		$(0.00	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,063,414,804	28,509,978

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,063,414,804	2,885,652,835

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
STATEMENTS OF CASH FLOW
(unaudited)
	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	(3,394,071)	$221,421
Adjustments To Reconcile Net Income (Loss) To Cash
(Used In) Operating Activities
Depreciation and Amortization Expense	139	138
Common Stock And Warrants Issued For Services	109,125
Gain/(Loss) On Derivative	2,795,647	(665,619)
Interest And Loan Disc Fees	248,681	160,590
Cancellation of Stock issued for services		(29,000)
Changes In Operating Assets And Liabilities:	-	-
Other Current Assets		6,764
Accounts Payable And Accrued Expenses	90,509	25,924
Accounts Payable And Accrued Expenses Related Party	-	-

Net Cash Used In Operating Activities	(44,971)	(279,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Debt converted into equity	(5000)
Proceeds From Issuance Of New Debt	5000	148,500
	-	-
Net Cash Provided By Financing Activities	-	148,500
	-	-

NET INCREASE (DECREASE) IN CASH	(44,970)	(131,283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,647	728,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$677	$597,110

NON CASH INVESTING AND FINANCING
Conversion of Derivative Liability	4489	111,044
Conversion of Note Payable into Equity	5,170	52,894

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

THERE WAS NOT TIME TO COMPLETE THE REVIEW OF THE 10-Q FOR MARCH 31, 2008 BECAUSE WE JUST FILED OUR 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 ON FRIDAY,MAY 16, 2008.  WE WILL AMEND THE 10-Q ONCE THE AUDITOR HAS COMPLETED THEIR REVIEW AND

eDOORWAYS CORPORATION
Notes to Financial Statements
March 31, 2008
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of Edoorways CORPORATION have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in eDOORWAYS CORPORATION latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2007, as reported in Form 10-K, have been omitted.

Recent Pronouncements

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

Note 2 – Use of Estimates

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

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  M Power determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in eDoorways being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  M Power would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of eDoorways control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

The carrying value of the note at March 31, 2008 was determined as follows:

Face value of notes	$2,241,184
Less: Discount for fair value of derivatives	$(1,683,771)
Carrying value at March 31, 2008	$557,413

The fair values and changes in the derivative liabilities are as follows:

		Inception	March 31, 2008		Gain/(Loss)
Embedded derivative -		$4,847,522	$2,241,1843,437,001		$2,606,3381,410,521
Freestanding derivative		$191,630	$9,8290		$181,801181,158191,630
Fair value of derivatives in excess of proceeds at inception	$		$2,242,385	$$	(926,703)0(8,151)
Totals		$5,039,152	$3,446,8302,242,385		$2,795,647665,619

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants were as follows:

Volatility	445%
Discount Rate	2.88%
Term in years	6
Warrant Date	March 30,2007
Exercise price	3.2000
Stock price	$0.007

During the first quarter of 2008, eDOORWAYS CORPORATION has issued 2,600,000 shares of its common stock to retire $5,170 of convertible notes.

On Feburary 5, 1,000,000 shares of common stock were issued to an individual to retire promissory notes, valued at $5,000.

 NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

B) Consulting Agreements

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

On January 1, 2008, the Company entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive’s annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons’ accomplishments related to the Edoorways initiative in 2007; and, d) The Compnay will issue 750,000 (seven hundred fifty thousand) shares of Series “C” convertible preferred stock to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was exercised on January 1, 2008.  The Series C convertible preferred stock shall have super voting rights equal to 5 shares of common stock for each share of Series C convertible preferred.

On February 5, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement has an initial "trial" period of 90 days and converts to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $150,000 in form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock and a non –refundable equity retainer of $45,000 in restricted Securites. The agreement was executed March 11, 2008.

April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise Edoorways in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation. Compensation is a retainer Fee of $3,500 Monthly in the form of Common Stock.

NOTE 5 - COMMON STOCK

Investors exercised their conversion rights for 22,000,000 shares of eDoorways common stock, par value $.001, at the conversion prices ranging from $0.002 to $0.00199 which reduced the convertible debentures by $3,970 and the derivative liability by $

NOTE 7 - SUBSEQUENT EVENTS

On May 8, 2008, Edoorways executed a Drawdown Equity Financing Agreement with Triumph Small Cap Fund to issue and sell to the Investor that number of shares of the Company’s common stock, par value $0.001 per share, which can be purchased pursuant to the terms of the Drawdown Equity Financing Agreement for an aggregate purchase price of up to $10,000,000.  To induce the investor to execute and deliver the Drawdown Equity Financing Agreement, the company has agreed to prepare and file an SEC Registration Statement on Form S-1 no later than 45 calendar days from the date of execution.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CONTRARY TO THE RULES OF THE SEC, THE COMPANY’S FINANCIAL STATEMENTS INCLUDED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT IN ACCORDANCE WITH PROFESSIONAL STANDARDS FOR CONDUCTING SUCH REVIEWS.

THERE WAS NOT TIME TO COMPLETE THE REVIEW OF THE 10-Q FOR MARCH 31, 2008 BECAUSE WE JUST FILED OUR 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 ON FRIDAY,MAY 16, 2008.  WE WILL AMEND THE 10-Q ONCE THE AUDITOR HAS COMPLETED THEIR REVIEW AND

The following discussion and analysis compares our results of operations for the three months ended March 31, 2008 to the same period in 2007.  This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-KSB for the year ended December 31, 2007.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2007 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

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

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,”  eDoorways determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in eDoorways being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDoorways would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of eDoorways control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

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

On February21, 2008 , 1,000,000 shares of common stock were issued to an individual to retire a promissory note, valued at $5,000.

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

Liquidity

During the three months ended March 31, 2008, we used cash of $44,970 in our operations compared to using $279,783 in the comparative quarter of 2007.  We had cash on hand of $677 as of March 31, 2008 and $45,647 at March 31, 2007. As reflected in the accompanying financial statements, the Company has a loss from operations of $3,289,071 a negative cash flow from operations of $44,970, a working capital deficiency of $7,629,289 and has a stockholders deficiency of $7,307,566.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

There were no revenues for the three months ended March 31, 2008 or 2007.

We had operating expenses of $224,428 for the three months ended March 31, 2008 compared to $283,608 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various consultants for services and professional fees.

We had interest expense of $268,996 during the three months ended March 31, 2008 as compared to $160,590 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2007, and the 8% convertible debentures on March 30, 2008. The interest expense account also include the amortization of deferred financing cost of $38,103

Our net loss was $3,289,071 during the three months ended March 31, 2008 compared to a loss of $221,421 incurred in the comparable period of 2007. This increase in net income was due to a increase in professional fees and general and administrative costs in 2008, and also a loss from changes in the derivative liability on the convertible debentures.

Liquidity

During the three months ended March 31, 2008, we used cash of $44,970 in our operations compared to using $279,783 in the comparative quarter of 2007. We had cash on hand of $ 597,110 as of March 31, 2007 and $677 at March 31, 2007.  As reflected in the accompanying financial statements, the Company has a loss from operations of $3,394,071, a negative cash flow from operations of $44,970, a working capital deficiency of $7,209,289 and has a stockholders deficiency of $7,307,566 This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

As of March 31, 2008, we issued 2,600,000 shares of our common stock to our convertible debentures holders which reduced the principle of the convertible debentures by $5,170. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares.

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

ITEM 3. OTHER INFORMATION

eDOORWAYS and certain investors entered into a Securities Purchase Agreement dated as of providing for the issuance of 8% Callable Secured Convertible Notes in the aggregate principal amount of $165,000 and warrants to purchase an aggregate of 1,500,000 shares of the Company’s Common Stock for the aggregate consideration of $165,000. Funding of the $165,000 was completed on March 30, 2007.

Type		Date	Shares per conversion notice	Conversion Price	Principle Cnvrtd

AJWP	AJW Partners LLC	1/2/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/4/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/8/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/17/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/18/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/22/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/23/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/24/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/25/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/28/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/30/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	1/31/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/1/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/4/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/6/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/11/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/20/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/21/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/25/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/26/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	2/29/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	3/4/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	3/6/2008	11,100	0.002	22.2
AJWP	AJW Partners LLC	3/11/2008	11,100	0.0019	21.09
AJWP	AJW Partners LLC	3/18/2008	11,100	0.0019	21.09
AJWP	AJW Partners LLC	3/24/2008	11,100	0.0019	21.09
			288,600		$ 573.87

NMCP	New Millenium Capital	1/2/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/4/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/8/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/17/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/18/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/22/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/23/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/24/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/25/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/28/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/30/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	1/31/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/1/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/4/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/6/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/11/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/20/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/21/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/25/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/26/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	2/29/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	3/4/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	3/6/2008	1,350	0.002	2.70
NMCP	New Millenium Capital	3/11/2008	1,350	0.0019	2.57
NMCP	New Millenium Capital	3/18/2008	1,350	0.0019	2.57
NMCP	New Millenium Capital	3/24/2008	1,350	0.0019	2.57
			35,100		$ 69.80

AJWO	AJW Offshore Ltd	1/2/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/4/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/8/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/17/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/18/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/22/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/23/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/24/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/25/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/28/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/30/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	1/31/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/1/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/4/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/6/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/11/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/20/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/21/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/25/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/26/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	2/29/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	3/4/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	3/6/2008	59,050	0.002	118.10
AJWO	AJW Offshore Ltd	3/11/2008	59,050	0.0019	112.20
AJWO	AJW Offshore Ltd	3/18/2008	59,050	0.0019	112.20
AJWO	AJW Offshore Ltd	3/24/2008	59,050	0.0019	112.20
			1,535,300		$3,052.89

AJWQP	AJW Qualified Partners	1/2/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/4/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/8/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/17/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/18/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/22/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/23/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/24/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/25/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/28/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/30/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	1/31/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/1/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/4/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/6/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/11/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/20/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/21/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/25/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/26/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	2/29/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	3/4/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	3/6/2008	28,500	0.002	57
AJWQP	AJW Qualified Partners	3/11/2008	28,500	0.0019	54
AJWQP	AJW Qualified Partners	3/18/2008	28,500	0.0019	54
AJWQP	AJW Qualified Partners	3/24/2008	28,500	0.0019	54
			741,000		1,473
			2,600,000		$ 5,170

SUBSEQUENT EVENTS

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

Signature

                Dated: May 20, 2008      /s/ Gary F. Kimmons
                    By____________________________________
                        Gary F. Kimmons
                    President, Chief Executive Office and
                        Chief Financial Officer