Form 10-Q/A
period 2008-07-03
eDOORWAYS CORP
filed 2008-07-07
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

                  Large accelerated filer |_|                                                       Accelerated filer |_|
                  Non-accelerated filer |x|       (Do not check if a smaller reporting company)
                  Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

 EXPLANATORY NOTE

On May 20, 2008, we filed our Form 10-Q without a review by an independent account in accordance with professional standards for conducting such reviews.  The required review was completed on July 3, 2008 and the required Report of Independent Registered Public Accounting Firm is included herein.

Subsequent to the filing of our Form 10-Q, the Board of Directors of eDOORWAYS Corporation concluded that we are required to restate our previously issued non reviewed financial statements for the quarter ended March 31, 2008.  Management identified various places where corrections were necessary in its 2008 financial statements and determined that a restatement was necessary (see NOTE 1A).  As a result of the Board’s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the quarter ended March 31, 2008 (which were included in our Quarterly Report on Form 10-Q) should no longer be relied upon. Restated financials for the quarter ended March 31, 2008 are included herein.

Other than the foregoing items, no part of the Quarterly Report on Form 10-Q initially filed on May 20, 2008 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 20, 2008.

eDOORWAYS CORPORATION

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
BALANCE SHEETS
	March 31,	December 31,
	2008 (Restated)	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$677	$45,647

OTHER ASSETS
Fixed Assets, net of accumulated depreciation of $1,799 and $1,660, respectively	3,750	3,889
Deferred Financing Costs, net of accumulated amortization of $253,967 and $218,052, respectively	179,434	215,686
Deposits	2,000	9,211
TOTAL ASSETS	$185,861	$274,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable - Trade	$491,845	$450,651
Accrued Expenses	1,060,154	1,000,429
Notes Payable and Accrued Interest	182,748	176,158
Convertible Debentures 6%, net of discount of $1,623,768, and $1,821,748 respectively	617,416	434,826
Convertible Debenture Derivative Liability	5,596,681	2,805,523,

TOTAL LIABILITIES	7,948,844	4,867,587

STOCKHOLDERS' DEFICIT
Series C Preferred Stock, $0.001 par value per share; 1,000,000 shares authorized and 1,000,000 shares issued, respectively	1,000	-
Series D Preferred Stock, $0.001 par value per share; 1,000 shares authorized 1,000 and 1,000 shares issued, respectively	1	1
Common Stock, $0.001 par value per share; 1,000,000,000 shares authorized; 100,559,469 and 13,318,344 shares issued and outstanding, respectively	138,309	13,318
Additional Paid-In Capital	63,700,581	62,818,788
Deferred Stock Compensation	(277,084)
Accumulated Deficit	(71,325,790)	(67,425,261)
Total Stockholders' Deficit	(7,762,983)	(4,593,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$185,861	$274,433

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months March 31,
	2008	2007
	(Restated)
OPERATING EXPENSES
Depreciation and amortization	$139	$139
Compensation expense	479,992	130,000
Professional fees	7,783	107,913
General and administrative	336,641	45,556
Total operating expense	824,555	283,608

LOSS FROM OPERATIONS	(824,555)	(283,608)

OTHER INCOME (EXPENSES)
Interest expense and loan discount fee	(273,327)	(160,590)
Gain/(Loss) on derivative liability	(2,795,647)	665,619
Gain /(Loss) on debt settlement	(7,000)
Total other income (expenses)	(3,075,974)	505,029

NET INCOME (LOSS)	$(3,900,529)	$221,421

BASIC INCOME ( LOSS) PER SHARE	$ (0.06)	$0.01

DILUTED (LOSS) PER SHARE	(0.06)	(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	65,569,806	28,509,978

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	65,569,806	2,885,652,835

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
STATEMENTS OF CASH FLOW
(unaudited)
	Three Months Ended March 31,
	2008	2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss)	$(3,900,529)	$221,421
Adjustments To Reconcile Net Income (Loss) To Cash
(Used In) Operating Activities
Depreciation and Amortization Expense	139	139
Amortization of offering costs	36,252	-
Amortization of note payable discount	187,760	160,590
Common Stock And Warrants Issued For Services	711,041	-
Change in fair value of derivative	2,795,647	(665,619)
Loss on conversion of note payable	7,000	-
Cancellation of Stock issued for services		(29,000)
Changes In Operating Assets And Liabilities:	-	-
Other Current Assets	7,211	6,764
Accounts Payable And Accrued Expenses	105,509	25,924

Net Cash Used In Operating Activities	(49,970)	(279,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Issuance Of New Debt	5,000	148,500

Net Cash Provided By Financing Activities	5,000	148,500
	-	-

NET INCREASE (DECREASE) IN CASH	(44,970)	(131,283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,647	728,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$677	$597,110

NON CASH INVESTING AND FINANCING
Conversion of Derivative Liability	$4,489	$111,044
Conversion of Note Payable into Equity	$8,170	$52,894

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                                                eDOORWAYS CORPORATION
Notes to Financial Statements
March 31, 2008
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of eDOORWAYS CORPORATION have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in eDOORWAYS CORPORATION latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2007, as reported in Form 10-K, have been omitted.

Recent Accounting Pronouncements

 In March 2008, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities-An amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008  with early application encouraged. The Company has not yet adopted the provisions of FAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company  has not yet adopted FAS 160. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

 In February 2007, the FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities -Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entity first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We have not yet adopted  FAS 159.

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

NOTE 1A- RESTATEMENT

Due to the lack of review by Independent accounting firm for the  financial statements filed with the SEC on May 20, 2008 for the period ended March 31, 2008 , the Company is  restating its financial statements as of and for the three months ended March 31, 2008 for the followings:

1.	Reclass common shares issued to officer valued at $270,000 from deferred compensation to compensation expenses as they were issued for past performance.
2.
 Reclass common stock issued to consultants for retainer from deposit to deferred stock compensation and revalued those shares based on fair value of $67,500 and $45,000 of which were expensed as services have been perform. Those shares were previously valued at $150,000 based on the terms of the contract.

3.	Reclass Series C Preferred Stock issued to consultants valued at $35,000 from deferred financing cost to consulting expense.
4.	Reclass rent deposit of $7,211 to rent expense for expenses incurred.
5.	Accrue first quarter bonuses of $15,000 to officer based on the employment contract.
6.	Record common shares granted but not issued to officers and consultants during March 2008 for past performance. Those shares were valued at a total of $323,125.
7.	Correct error in the calculation of unamortized debt discount and accordingly record additional related interest expense of $60,003.
8.	Record 37,750,000 shares of common stock granted for retainer but not issued as outstanding.

The effects of these restatements as of and for the three months ended March 31, 2008 are as follows:

	Previously	AS
	Reported $	Restated $
	(Unreviewed)	(Unaudited)
Balance Sheet Items - March 31, 2008
Deferred Compensation	241,875	-
Deferred financing cost	158,762	179,434
Deposit	159,211	2,000
Total Assets	564,275	185,861
Accrued Expenses	1,045,154	1,060,154
Notes Payable and Accrued Interests	180,748	182,748
Convertible Debentures net of discount	557,412	617,416
Total Liabilities	7,871,841	7,948,844
Accumulated Deficit	(70,714,332)	(71,325,790)
Total stockholders' equity	(7,307,566)	(7,762,983)

Statement of Operations Items - March 31, 2008
Compensation Expense	152,367	479,992
General and administrative	64,139	336,641
Interest expense and loan discount fee	268,996	273,327
Net loss	(3,289,071)	(3,900,529)
Net loss per common share-basic and diluted	(0.00)	(0.06)

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

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash in excess of daily requirements is invested in time deposits and  is included in the accompanying balance sheets at fair value. eDOORWAYS considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

NOTE 4- INCOME TAX

eDOORWAYS  recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  eDOORWAYS provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NOTE 5 – BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted loss per share are the same as the effects are anti-dilutive in 2008.

NOTE 6 – NOTE PAYABLE

During February 2008, the Company issued two promissory notes to private investors for $2,000 and $3,000 respectively. The notes were collateralized by 666,666 shares of the Company’s common stock and 1,000,000 shares of the Company’s common stock respectively. Both notes carry no interest.   The holder of the $3,000 promissory note has converted the debt into 1,000,000 shares of common stock during the same month as full repayment.

NOTE 7 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 1,500,000 shares of our common stock (the "Warrants").

The Notes carry an interest rate of 8% and a maturity date of March 30, 2010. The notes are convertible into our common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

The Company has an option to prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.05 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.05, the Company may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.0016.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company's common stock.

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

The carrying value of the note at March 31, 2008 was determined as follows:

Face value of notes	$2,241,184
Less: Discount for fair value of derivatives	$(1,623,768)
Carrying value at March 31, 2008	$617,416

The fair values and changes in the derivative liabilities are as follows:

		December 31, 2007		March 31, 2008	Gain/(Loss)
Embedded derivative -		$2,715,417		$5,596,681	$(2,881,264)
Freestanding derivative		$90,106		$0	$90,106
Fair value of derivatives in excess of proceeds at inception	$		$		$(4,489)
Totals		$2,805,523		$5,596,681	$(2,795,647)

The warrants were valued using the Black Scholes pricing model. The variables used in the valuation of these warrants were as follows:

Volatility	445%
Discount Rate	2.88%
Term in years	6
Warrant Date	March 30,2007
Exercise price	3.2000
Stock price	$0.007

During the first quarter of 2008, eDOORWAYS has issued 2,600,000 shares of its common stock to retire $5,170 of convertible notes. The Company is currently in default with the lenders and the convertible debts have become demand notes and recorded as current liabilities in the balance sheet.

During April 2008, eDOORWAYS received notice of default from the holders of its convertible debentures. The Company is in talks to resolve the outstanding issues surrounding the default with the lenders while seeking financing from other sources.

On February 5, 1,000,000 shares of common stock were issued to an individual to retire promissory notes of $3,000. The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, the Company recognized a loss on debt settlement of $7,000. The principal amount of  the note is $3,000 and carries no interest. The  note is collateralized by  1,000,000 shares of common stock, the holder has the option of converting the shares into common stock or receive cash payment. The holder has converted the 1,000,000 shares into common stock in February and the note is considered paid in full.

 NOTE 8 - COMMITMENTS AND CONTINGENCIES

A)	Litigation

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

Marathon Oil Company. A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading "accrued expenses" on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "accrued expenses."

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in
damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.25.   Trial was had on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $ 8,400 in our Financial Statements as of December 31,2007 and March 31,2008.

B) Consulting Agreements

On January 1, 2008, a one year consulting services agreement was entered into with Lance Kimmons (a related party) to assist with operations and business development of eDOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.

 On January 1, 2008, the Company entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons's accomplishments related to the EDOORWAYS initiative in 2007; and, d) The Company will issue 750,000 (seven hundred fifty thousand) shares of Series "C" convertible preferred stock to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.  The Series C convertible preferred stock shall have super voting rights equal to 5 shares of common stock for each share of Series C convertible preferred.

 The 30,000,000 shares of restricted common stock were valued at $270,000 and the 750,000 Series “C” convertible preferred stock were valued at $105,000. The company recorded both transactions as compensation expense.

On March 10, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement has an initial "trial" period of 90 days and converts to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $150,000 in form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock  at  a price of $0.0025 a share or 42,000,000  share s and a non-refundable equity retainer of $45,000 in restricted Securities at a price of $0.005 per share or 9,000,000 shares. The agreement was executed on  on March 10, 2008 and approved by the Board on March 11, 2008.

The Company valued those shares at the then current fair value of the equity which is $0.005 a share on March 11, 2008 or $255,000 in aggregate. The Company deferred $198,334 as unearned compensation and expensed the remaining $56,666 to statement of operations.

 Beginning April 1, 2008 , the Company shall pay Ajene Watson a  monthly compensation of $50,000 (fifty thousand) dollars on the 1st business day of each month. The payment shall be made as follows:

1.
58% or $29,000 of the monthly compensation shall be paid in the form of  Restricted Stock at a 10% discount from the day’s prior closing bid price. Such compensation is not to exceed 5,800,000 shares or calculate lower than a per share price of $0.005. If the per share price of the Compensation equates to less than $0.005, the  Company shall issue the maximum shares of  5,800,000 and pay the deficit in cash within 30 days. The first payment is due on April 1, 2008

2.
39% or $19,500 of the monthly compensation shall be in the form of the Company’s common stock on the first business day of each month. Such compensation is not to exceed 2,785,714 shares or calculate lower than a per share price of $0.007. If the per share price of the Compensation equates to less than $0.007, the Company shall issue the Maximum shares of 2,785,714 and  pay the deficit in cash within 30 days. The first payment is due on April 1, 2008

3.	3% or $1,500 of the monthly compensation shall be paid in cash on the first business day of each month.

The Company issued a total of 13,250,000 shares of free trading common stock pursuant to the agreement as retainer fees and the shares were valued at $67,500. The Company recorded $45,000 of which as expenses for services performed.

On April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise EDOORWAYS in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation. Compensation is a retainer fee of $3,500 monthly in the form of Common Stock.

NOTE 9 - COMMON STOCK

Investors exercised their conversion rights for 2,600,000 shares of eDOORWAYS common stock, par value $.001, at the conversion prices ranging from $0.002 to $0.00199 which reduced the convertible debentures by $5,170 and the derivative liability by $4,489.

During January, 2008, the Company issued 30,000,000 shares of common  shares to CEO/CFO Gary Kimmons  pursuant to his employement contract for his 2007 performance. Those shares were valued at $270,000 and recoreded as compensation expenses in the statement of operations.

On February 5, 2008, 1,000,000 shares of common stock were issued to an individual to retire promissory notes of $3,000. The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, the Company recognized a loss on debt settlement of $7,000 in the statement of operations.

During March 2008, the Company issued a total of 13,250,000 to an outside consultant Ajene Watson as retainer pursuant to his consulting agreement executed on  March 10, 2008. The shares were valued at the fair value of the stock at the grant date which amount to $66,250 and  $22,083 was recorded as deferred stock compensation in the equity section of the balance sheet and $44,167 as expenses for services performed.

Pursuant to the consulting contract with AJENE Watson, the Company granted a total of 51,000,000 shares of common stock to satisfy the  retainer of $150,000. 13,250,000 shares were issued in March and valued at the then current fair value of $66,250. Accordingly, the Company recorded the remaining 37,750,000 shares granted as outstanding even though they have been issued valued them at $188,750. $62,917 was recorded as unearned compensation and $125,833 was expensed to statement of expenses.

During March 2008, the Company granted a total of 40,390,625 shares of common stock to its officers and consultants for services performed and those were issued in April and valued at  $323,125. The Company accounted for those shares as outstanding and recorded $173,625 of the total value as consulting expenses and $149,500 as compensation expense in the statement of operations.

NOTE 10 – GOING CONCERN

These financial statements have been prepared on a going concern basis. eDOORWAYS has not generated any revenue   since inception and is unlikely to generate revenue in the immediate or foreseeable future. The continuation of eDOORWAYS as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDOORWAYS’s  ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDOORWAYS be unable to continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS

On May 8, 2008, EDOORWAYS executed a Drawdown Equity Financing Agreement with Fairhill Capital to issue and sell to the Investor that number of shares of the Company's common stock, par value $0.001 per share, which can be purchased pursuant to the terms of the Drawdown Equity Financing Agreement for an aggregate purchase price of up to $10,000,000.  To induce the investor to execute and deliver the Drawdown Equity Financing Agreement, the company has agreed to prepare and file an SEC Registration Statement on Form S-1 no later than 45 calendar days from the date of execution.

During March and April, 2008, the company issued 63,474,005 common shares to consultants related to Ajene Watson agreement previously discussed to establish entertainment components for eDOORWAYS. Pursuant to the agreement, the Company shall pay Ajene Watson a  monthly compensation of $50,000 (fifty thousand) dollars on the 1st business day of each month. The payment shall be made as follows:

1.
58% or $29,000 of the monthly compensation shall be paid in the form of  Restricted Stock at a 10% discount from the day’s prior closing bid price. Such compensation is not to exceed 5,800,000 shares or calculate lower than a per share price of $0.005. If the per share price of the Compensation equates to less than $0.005, the  Company shall issue the maximum shares of  5,800,000 and pay the deficit in cash within 30 days. The first payment is due on April 1, 2008

2.
39% or $19,500 of the monthly compensation shall be in the form of the Company’s common stock on the first business day of each month. Such compensation is not to exceed 2,785,714 shares or calculate lower than a per share price of $0.007. If the per share price of the Compensation equates to less than $0.007, the Company shall issue the Maximum shares of 2,785,714 and  pay the deficit in cash within 30 days. The first payment is due on April 1, 2008

3.	3% or $1,500 of the monthly compensation shall be paid in cash on the first business day of each month.

The contract can be terminated with a 60 days written notice by either party at any time after the 90 days trial period which starts on March 10, 2008. Upon termination, the Company shall remain obligated to pay for any compensation earned and expenses incurred by AWATSON through the termination date.

On April 7, 2008, EDOORWAYS entered into a Finder's Fee agreement with SmallCap Consultants, Inc. in relation to potentially securing financing for the company's operations. A 5% fee is will be paid on any secured financing not related to the the company, payable in Cash.

On April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise EDOORWAYS in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation. Compensation is a retainer fee of $3,500 monthly in the form of Common Stock.

During April 2008, eDOORWAYS received notice of default from the holders of its convertible debentures. The Company is in talks to resolve the outstanding issues surrounding the default with the lenders while seeking financing from other sources.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $16,200. In addition, the Company’s shareholder has advanced $20,000 to the Company.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-KSB for the period ended December 31, 2007 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

Overview

On March 30, 2007 (the "Issuance Date"), we entered into a Securities Purchase Agreement with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (the "Investors"), whereby the Investors purchased an aggregate of (i) $165,000 in Callable Secured Convertible Notes (the "Notes") and (ii) warrants to purchase 1,500,000 shares of our common stock (the "Warrants").

Under the Securities Purchase Agreement, we are obligated to pay all costs and expenses incurred by us in connection with the negotiation, preparation and delivery of the transaction documents, as well as the costs associated with registering the common shares underlying the Notes being offered in this Prospectus.

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock,  eDOORWAYS determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in eDOORWAYS being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDOORWAYS would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of eDOORWAYS control, this results in these instruments being classified as liabilities under EITF 00-19 and derivatives under SFAS 133.

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

We have raised $2.415 million in capital, and hope to secure another $3 million in July 2008 for working capital.  Without this funding, with our current cash balance of $677, we do not have enough working capital to continue operations.  If raised, the additional $3 million would be allocated as follows:  $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for its launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The next four months are devoted to the testing and soft launch of the B to C version of the service offering, with the remainder of 2008 dedicated to transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

A goal has been set to raise investment capital of $10 million in 2008 through funding acquisitions, joint ventures and strategic alliances to be used in the business to increase working capital, boost staffing, and purchase fixed assets such as a building and server farm.  The increase in staffing is projected to be as follows: production - 6 employees, general and administrative - 3 employees, sales and marketing - 6 employees.

The $10 million of capital, if acquired, would be used as follows:

(a) eDOORWAYS B to C Initial Launch in Austin ($1.5 million)
        General & Administrative
        Marketing
        Site Development & Technology Infrastructure
        Furniture Fixtures & Equipment
        Facilities & Office
        Compensation
        Working Capital
        Reserve for Contingencies

(b) eDOORWAYS B to C National Launch ($5 million)
        General & Administrative
        Marketing
        Site Development & Technology Infrastructure
        Furniture Fixtures & Equipment
        Facilities & Office
        Compensation
        Working Capital
        Reserve for Contingencies

(c)  Retire Outstanding Convertible Notes ($3.5 million)

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

Marketing/Deployment of the eDOORWAYS'  "B to C" Service Offering
Applied Storytelling, our brand development consultant, has established an objective of completing our B to C marketing and deployment strategy in the second quarter of 2008.

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

EDOORWAYS entered into a director agreement with Kathryn Kimmons, effective from January 1, 2008 to January 1, 2009.  A monthly director's fee of $2,500 per month was agreed upon.  Ms. Kimmons has the option to take the monthly director fee in cash or common stock of the company.

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

On February21, 2008 , 1,000,000 shares of common stock were issued to an individual to retire a $3,000  promissory note. The share price on the day of conversion is $0.01 and the Company recognized a loss on debt settlement of $7,000.

On March 3, 2008, we issued performance bonuses to consultants in the form of an issuance of common stock totaling 20,453,125 shares with an aggregate value of $163,625.

On March 3, 2008, the company issued 18,687,500 shares of its common stock as compensation in lieu of $149,500 in cash owed to its key affiliates for work performed from the period of January 1, 2007 through February 28, 2008.

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

On April 7, 2008, EDOORWAYS entered into a Finder's Fee agreement with SmallCap Consultants, Inc. in relation to potentially securing financing for the company's operations.

On April 11, 2008, the company entered into a consulting agreement with Marty Lobkowicz, MML International, Inc., a Florida Corporation, to advise EDOORWAYS in financial and merger/acquisition matters, and also in matters related to retail business development and brand implementation.

During April 2008, eDOORWAYS received notice of default from the holders of its convertible debentures. The Company is in talks to resolve the outstanding issues surrounding the default with the lenders while seeking financing from other sources.

During the first five months of 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $16,200. In addition, the Company’s shareholder has advanced $20,000 to the Company.

Liquidity
During the three months ended March 31, 2008, we used cash of $49,970 in our operations compared to using $279,783 in the comparative quarter of 2007.  We had cash on hand of $677 as of March 31, 2008 and $45,647 at March 31, 2007. As reflected in the accompanying financial statements, the Company has a loss from operations of $3,900,529, a negative cash flow from operations of $49,970, a working capital deficiency of $7,948,167 and has a stockholders’ deficiency of $7,762,983.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

 Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended March 31, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements.

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

 Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

        Use of Estimates -These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

        Deferred financing Costs -Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

        Fair Value of Financial Instruments- For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments -FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 155 to account for the 2006 Convertible Debentures. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

        Stock Based Compensation- The Company adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options based on estimated fair values. Results for prior periods have not been restated, as provided for under the modified prospective transition method. In addition, the Company  adopted the consensus in EITF No.96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

There were no revenues for the three months ended March 31, 2008 or 2007.

We had operating expenses of $824,555 for the three months ended March 31, 2008 compared to $283,608 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various consultants for services and professional fees.

We had interest expense of $273,327 during the three months ended March 31, 2008 as compared to $160,590 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the issuance of the 6% convertible debentures in 2007, and the 8% convertible debentures on March 30, 2008. The interest expense account also include the amortization of deferred financing cost of $36,252

Our net loss was $3,900,529 during the three months ended March 31, 2008 compared to income of $221,421 incurred in the comparable period of 2007. This increase in net loss was due to an increase in professional fees and general and administrative costs in 2008, and also a loss from changes in the derivative liability on the convertible debentures.

Liquidity

During the three months ended March 31, 2008, we used cash of $49,970 in our operations compared to using $279,783 in the comparative quarter of 2007. We had cash on hand of $ 597,110 as of March 31, 2007 and $677 at March 31, 2008.  As reflected in the accompanying financial statements, the Company has a loss from operations of $3,900,529, a negative cash flow from operations of $49,970, a working capital deficiency of $7,948,167 and has a stockholders deficiency of $7,762,983. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  The Company currently does not have enough cash to continue operations for the next twelve months.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4T  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we identified and continue to have the following material weakness in our internal controls over financial reporting:

Lack of segregation of duties and technical accounting expertise. Our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our management does not possess accounting expertise and hence our controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.  This weakness is due to the company’s lack of working capital to hire additional staff.

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  She has filed her Second Amended Petition alleging actual damages of at least $35,785 in late January and has now dropped the claims for quantum meruit and promissory estoppel.   The pre-lawsuit demand was for payment of $15,785.25.  There was a trial date set for April 30, 2007, but this trial date has been rescheduled for July 30, 2007.  The company has not accrued any amounts on the financial statements for up date this potential liability.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

The following securities were issued by eDOORWAYS during the three months period ended March 31, 2008 and  were not registered under the Securities Act.

During January 2008, the Company issued 30,000,000 shares of common  shares to CEO/CFO Gary Kimmons  pursuant to his employment contract for his 2007 performance.

During February 2008,  the Company issued 750,000 shares of  Series C  Preferred  Stock to its officer pursuant to his employment contract.  In addition, the Company also issued 250,000 shares of Series C Preferred Stock valued to an consultant for services.

On February 5, 1,000,000 shares of common stock were issued to an individual to retire promissory notes of $3,000.

During March 2008, the Company issued a total of 13,250,000 to an outside consultant Ajene Watson as retainer pursuant to his consulting agreement executed on  March 10, 2008.

Pursuant to the consulting contract with AJENE Watson, the Company granted a total of 51,000,000 shares of common stock to satisfy the  retainer of $150,000. 13,250,000 shares were issued in March .

During March 2008, the Company granted a total of 40,390,625 shares of common stock to its officers and consultants for services performed and those were issued in April

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On April 14, 2008, the NIR group notified eDOORWAYS Corporation of default of the financing agreement. It is estimated the balance outstanding with interest amount to approximately $3,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

The following table list the conversions of debt into common shares on various date and principle amount converted:

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

ITEM6.  EXHIBITS

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

Signature

                               Dated: July 03, 2008                                                                   /s/ Gary F. Kimmons
            By____________________________________
                                                                                                                                Gary F. Kimmons
                                                                                                                                President, Chief Executive Office andChief Financial Officer