Form 10-Q
period 2009-02-06
eDOORWAYS CORP
filed 2009-02-09
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

eDOORWAYS CORPORATION
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

76-0513297
(I.R.S. Employer Identification No.)

2602 Yorktown Place
Houston, Texas 77056
(Address of principal executive office)

713-621-4547
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of January 21, 2009: 288,970,157 shares of common stock

eDOORWAYS CORPORATION
FORM 10-Q
JUNE 30, 2008

PART I - FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSET – Cash	$594	$45,647

Fixed assets, net of accumulated depreciation of $1,937 and $1,660, respectively	3,612	3,889
Deferred financing costs, net of accumulated amortization of $311,722 and $218,052, respectively	121,679	215,686
Deposits	2,000	9,211

TOTAL ASSETS	$127,885	$274,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade	$788,126	$450,651
Stock payable	205,185	-
Accrued expenses	1,171,496	1,074,587
Accrued expenses – related parties	177,982	-
Notes payable	117,000	102,000
Convertible debentures, 6%, net of discount of $1,461,142 and $1,811,528, respectively	780,042	434,826
Convertible debenture derivative liability	12,212,792	2,805,523

TOTAL LIABILITIES	15,452,623	4,867,587

Commitments and contingencies		-

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	-
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 188,850,146 and 13,318,846 shares issued and outstanding, respectively	188,850	13,318
Additional paid-in capital	65,064,265	62,818,788
Accumulated deficit	(80,578,854)	(67,425,261)
Total stockholders' deficit	(15,324,738)	(4,593,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127,885	$274,433

                                                                                                                                  The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Depreciation and amortization	138	139	277	277
Compensation expense	122,008	122,500	602,000	252,500
Professional fees	66,444	35,870	74,227	143,783
General and administrative	2,016,461	169,057	2,353,102	214,623
Total operating expense	2,205,051	327,566	3,029,606	611,183

LOSS FROM OPERATIONS	(2,205,051)	(327,566)	(3,029,606)	(611,183)

OTHER INCOME (EXPENSES)
Interest expense	(274,402)	(180,746)	(547,729)	(341,337)
Loss on derivative liability	(6,609,111)	(1,288,059)	(9,411,758)	(622,440)
Loss on debt settlement	(157,500)	-	(164,500)	-
Total other expenses	(7,041,013)	(1,468,805)	(10,123,987)	(963,777)

NET LOSS	$(9,246,064)	$(1,796,371)	$(13,153,593)	$(1,574,960)

LOSS PER SHARE – Basic and diluted	$(0.07)	$(16.09)	$(0.15)	$(18.75)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	136,610,923	111,646	90,631,917	84,018

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Six Months Ended June 30, 2008
(Unaudited)

							Additional		Total
	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance –December 31, 2008	-	$ -	1,000	$ 1	13,318,846	$ 13,318	$ 62,818,788	$ (67,425,261)	$ (4,593,154)

Preferred stock issued for services and compensation	1,000,000	1,000	-	-	-	-	139,000	-	140,000
Common stock issued for services and compensation	-	-	-	-	143,431,300	143,432	1,291,666	-	1,435,098
Common stock issued for debt conversions	-	-	-	-	32,100,000	32,100	805,570	-	837,670
Fair value of derivatives converted to equity	-	-	-	-	-	-	4,489	-	4,489
Debt discount on convertible debt	-	-	-	-	-	-	4,752	-	4,752
Net loss	-	-	-	-	-	-	-	(13,153,593)	(13,153,593)

Balance - June 30, 2008	1,000,000	$ 1,000	1,000	$ 1	188,850,146	$ 188,850	$ 65,064,265	$ (80,578,854)	$ (15,324,738)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENTS OF CASH FLOW
(Unaudited)
Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITES
Net loss		$(13,153,593)	$(1,574,960)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense		277	277
Amortization of deferred financing costs		94,007	-
Amortization of note payable discount		355,138	-
Preferred stock and common stock issued for services		1,575,098	-
Notes payable issued for services		665,000	-
Change in fair value of derivative		9,411,758	622,441
Loss on conversion of note payable		164,500	-
Non-cash interest expense		98,584	352,389
Cancellation of stock issued for services		-	(29,000)
Changes in operating assets and liabilities:
Deposits		7,211	(3,849)
Accounts payable and accrued expenses		335,800	14,040
Accounts payable and accrued expenses - related parties		177,982	-
Stock payable		205,185	-

Net cash used in operating activities		(63,053)	(618,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of new debt		18,000	148,500

NET DECREASE IN CASH		(45,053)	(470,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		45,647	728,393

CASH AND CASH EQUIVALENTS, END OF PERIOD		$594	$258,230

Cash paid for:
Interest		$-	$-
Taxes		-	$-
	$
Non cash investing and financing transactions:
Conversion of derivative liability		$4,489	$111,044
Common stock issued to convert debt		$837,670	$87,871
Discount on issuance of convertible debt		$4,752	$-

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
Notes to Financial Statements
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of eDOORWAYS CORPORATION (“eDoorways”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in eDoorways’ latest Annual Report filed with the SEC on Form 10-K/A for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2007, as reported in Form 10-K/A, have been omitted.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation.

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

Basic and diluted net income (loss) per share

Basic and diluted net income (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in periods with net income. All common stock equivalents were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective November 15, 2008 which is 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on operating results, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB,issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Effective January 1, 2008, eDoorways adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See NOTE 7 - FAIR VALUE MEASUREMENTS) related to our fair value measurements for derivative liabilities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2008, eDoorways had an accumulated deficit of $80,578,854 and a working capital deficit of $15,452,029.  The continuation of eDoorways as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDoorways’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDoorways be unable to continue as a going concern.

NOTE 3 – NOTE PAYABLE

At June 30, 2008, eDoorways had an unsecured note payable in the principal amount of $102,000.  This note is unsecured and bears interest at 18% per annum.  Accrued interest of $83,338 is included in accrued expenses at June 30, 2008.  This note was due on March 1, 2003.  It has not been repaid and is currently in default.

During the six months ended June 30, 2008, eDoorways issued promissory notes to various investors in exchange for cash proceeds of $18,000.  The notes carried no interest and had a term of 10 days.  They were convertible into common stock of eDoorways at a rate of between $0.02 and $0.033 per share during the 10-day term of the notes.

During the six months ended June 30, 2008, the holder of a $3,000 convertible note converted the debt into 1,000,000 shares of common stock.  The shares were valued at fair value on the date of settlement of $0.01 per share.  As a result, eDoorways recognized a loss on debt settlement of $7,000.

The remaining notes in the amount of $15,000 have not been repaid and are currently in default.

During the six months ended June 30, 2008, eDoorways issued promissory notes in the amount of $665,000 to various individuals and companies in exchange for services provided to the Company.  The notes carried no interest and had a term of 10 days.  They were convertible into common stock of eDoorways at a rate of between $0.006 and $0.025 per share during the 10-day term of the notes.  The holders of each of these notes elected to convert them into a total of 28,500,000 shares of common stock.  The shares were valued at fair value of the date of settlement of $822,500.  As a result, eDoorways recognized a loss on debt settlement of $157,500.

eDoorways evaluated the terms of all of the convertible notes in accordance with EITF 98-5 and EITF 00-27 and concluded that these notes did not result in a derivative.  eDoorways evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature.  The discount related to the beneficial conversion feature was valued at $4,752 at inception based on the intrinsic value of the discount.  The discount was amortized using the effective interest method over the 10-day term of the note.  The entire amount of the discount of $4,752 was charged to interest expense during the six months ended June 30, 2008.

Subsequent to the end of the period in July and September 2008, eDoorways issued notes payable to two private investors for total proceeds of $2,000.  The notes had a term of 10 days and were non-interest bearing.  They were convertible into common stock of eDoorways at a rate of between $0.001 and $0.01 per share during the 10-day term of the note.  None of the holders elected to convert the notes into common stock.  These notes have not been repaid and are currently in default.

NOTE 4 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

As of December 31, 2007, eDoorways had callable convertible secured notes (“Convertible Debentures”) outstanding in the amount of $2,246,354.  The Convertible Debentures were issued in several tranches between April 18, 2006 and October 25, 2007.  The Convertible Debentures bear interest at between 6.00% and 8.00%, mature between April 18, 2009 and October 25, 2010, and are convertible into shares of our common stock at 50% of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion.

In connection with the Convertible Debentures, eDoorways had issued warrants to purchase 10,024,081 shares of its common stock at exercise prices between $0.0001 and $200 per share.  The warrants were issued with an initial term of seven years.

eDoorways had previously evaluated the Convertible Debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  eDoorways determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in eDoorways being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDoorways would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of eDoorways’ control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS No. 133.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheets as of June 30, 2008 and December 31, 2007 and the impact on the statement of operations for the six months ended June 30, 2008 are as follows:

	June 30, 2008	December 31, 2007	Gain (loss)
Embedded derivative – Convertible Debentures	$ 11,912,309	$ 2,715,417	$ (9,201,381)	(a)
Freestanding derivative – Warrants	300,483	90,106	(210,377)
Total	$ 12,212,792	$ 2,805,523	$ (9,411,758)

(a)
During the six months ended June 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,170 into 2,600,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

The derivatives were valued using the Black-Scholes Option Pricing Model.  The variables used in the valuation of these derivatives as of June 30, 2008 were as follows:

Volatility	357% - 486%
Discount rate	1.90% - 3.34%
Expected dividend rate	0%
Stock price on the measurement date	$ 0.03
Expected term	.17 – 6.32 years

During the six months ended June 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,170 into 2,600,000 shares of common stock.  Subsequent to June 30, 2008, the holders elected to convert principal in the amount of $600 into 100,000 shares of common stock.

During April 2008, eDoorways received notice of default from the holders of its convertible debentures, because eDoorways had not issued shares of common stock based on conversion notices from the holders of the Convertible Debentures. On August 29, 2008 and amended January 26, 2009, eDoorways and the holders of the Convertible Debentures entered into a repayment agreement on the notes (“New Notes”).  Under the terms of the New Notes eDoorways will be required to make monthly payments in the following amounts beginning April 6, 2009:

	Monthly Amount	Total Each Period
Month 1-3	$ 37,782	$ 113,346
Month 4-6	53,976	161,928
Month 7-12	80,963	485,778
Month 13-24	134,939	1,619,268
Month 25-36	242,890	2,914,680
Total		$ 5,295,000

Under the terms of the New Notes, eDoorways will have no obligation to issue shares of its common stock or to make any payments other than those listed above.  If eDoorways makes all payments as required, the Convertible Debentures will be considered paid in full.  If eDoorways fails to make any payment required by the New Notes, the New Notes will be considered to have never been executed and the Convertible Debentures would remain in effect.

eDoorways determined that this modification of the terms of the existing debt represented a troubled debt restructuring, because eDoorways was experiencing financial difficulties and the lenders granted a concession to the Company based on a comparison of the effective interest rate of the Convertible Debentures and the New Notes.  The total undiscounted future cash payments of the New Notes compared with the carrying amount of the Convertible Debentures as of August 29, 2008 is as follows:

Amount
Principal amount of Convertible Debentures	$2,240,584
Fair value of embedded derivative liability	4,153,336
Accrued interest on Convertible Debentures	290,351
Less:
Unamortized deferred financing costs	(82,954)
Unamortized discount	(1,298,627)
Carrying amount of Convertible Debentures	5,302,690
Less: Expected future cash flow under New Notes	(5,295,000)
Gain on extinguishment of debt	$7,690

During the third quarter, in accordance with SFAS No. 15, eDoorways will reduce the carrying amount of the Convertible Debentures to an amount equal to the total future cash payments specified by the New Notes and will recognize a gain on the restructuring of debt in the amount of $7,690.  All cash payments under the terms of the New Notes will be accounted for as reductions of the carrying amount of the New Notes and no interest expense shall be recognized.

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

A) Litigation

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.  This amount is included in accrued expenses at June 30, 2008.

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2007 and June 30, 2008.

B) Consulting Agreements

Gary Kimmons.  On January 1, 2008, eDoorways entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by the Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' accomplishments related to eDoorways initiative in 2007; and, d) eDoorways will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 6 – Stockholder’s Equity) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using a market value equivalent of twenty shares of common stock.  eDoorways recorded the value of the common stock and preferred stock as compensation expense.

During the six months ended June 30, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $28,600 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued compensation and expense reimbursements of $116,482 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  In addition, he received a bonus of $30,000 which was paid in stock and an additional bonus of 500,000 shares of common stock.  During the six months ended June 30, 2008, Mr. L. Kimmons received 10,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued compensation of $33,000 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the six months ended June 30, 2008, Ms. Kimmons received 4,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued director compensation of $28,500 was included in accrued expenses to related parties.

Ajene Watson.  On March 10, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDoorways.  The agreement had an initial "trial" period of 90 days and converted to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $150,000 in form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock at a price of $0.0025 per share or 42,000,000 share s and a non-refundable equity retainer of $45,000 in restricted common stock at a price of $0.005 per share or 9,000,000 shares, according to the share values stipulated in the agreement. The agreement was executed on March 10, 2008 and approved by the Board on March 11, 2008.

eDoorways valued those shares at the then current fair value of the equity of $0.005 a share on March 11, 2008 or $255,000 in aggregate. This amount was recorded as stock compensation expense during the 90 days following March 11, 2008.

Beginning April 1, 2008, eDoorways shall pay Ajene Watson a monthly compensation of $50,000 on the first business day of each month. The payment shall be made as follows:

1.
58% or $29,000 of the monthly compensation shall be paid in the form of Restricted Common Stock determined based on a 10% discount from the day’s prior closing bid price. Such compensation is not to exceed 5,800,000 shares or calculate lower than a per share price of $0.005. If the per share price of the Compensation equates to less than $0.005, the Company shall issue the maximum shares of 5,800,000 and pay the deficit in cash within 30 days. The first payment was due on April 1, 2008.

2.
39% or $19,500 of the monthly compensation shall be in the form of eDoorways’ common stock on the first business day of each month. Such compensation is not to exceed 2,785,714 shares or calculate lower than a per share price of $0.007. If the per share price of the Compensation equates to less than $0.007, eDoorways shall issue the Maximum shares of 2,785,714 and pay the deficit in cash within 30 days. The first payment was due on April 1, 2008.

3.	3% or $1,500 of the monthly compensation shall be paid in cash on the first business day of each month.

During the six months ended June 30, 2008, eDoorways issued a total of 31,290,675 shares of common stock in payment for services under the agreement.  The shares were valued at $402,410 which was included in general and administrative expense.  At June 30, 2008, eDoorways owed an additional 33,957,936 shares of common stock which were valued at $205,185 and are included in stock payable.

\
NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

On November 30, 2007, eDoorways amended its Articles of Incorporation to include the following authorized shares:

Number of authorized shares
Series A Convertible Preferred Stock	7,000,000
Series B Convertible Preferred Stock	1,100,000
Series C Convertible Preferred Stock	1,000,000
Series D Preferred Stock	1,000
Common stock	990,899,000
Total authorized shares	1,000,000,000

The Board of Directors is vested with the authority to fix the voting powers and other designations of each class of stock.  The Board has not made any such designations of the Series A and Series B Convertible Preferred Stock.  On December 4, 2007, the Board of Directors designated that the Series C Convertible Preferred Stock would:

•	Carry voting rights five times the number of common stock votes;
•	Carry no dividends;
•	Carry liquidating preference eight times the sum available for distribution to common shareholders;
•	Automatically convert one year after issuance to 20 common shares; and
•	Not be subject to reverse stock splits and other changes to the common stock of eDoorways.

In March 2008, we issued 250,000 shares of Series C convertible preferred stock in exchange for services and recorded consulting expense of $35,000.

In addition, in the first quarter of 2008 we issued 750,000 shares of Series C convertible preferred shares to Gary Kimmons, our CEO.  The shares were valued at $105,000 based on the market value of the common stock that it could be converted into.  This amount was recorded as compensation expense during the six months ended June 30, 2008.

Common stock

During the six months ended June 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,170 into 2,600,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

During the six months ended June 30, 2008, the holders of notes payable in the amount of $668,000 elected to convert their notes into 29,500,000 shares of common stock valued at $832,500 at the date of conversion.

During the six months ended June 30, 2008, eDoorways issued 48,687,500 shares of common stock to directors and officers of eDoorways for compensation.  The shares were valued at $423,563.

During the six months ended June 30, 2008, eDoorways issued a total of 94,743,800 shares of common stock to various consultants for services performed.  The shares were valued at $1,011,535 based on the market value of the stock on the measurement date of the transactions and recorded as share-based compensation expense.

NOTE 7 – FAIR VALUE MEASUREMENTS

eDoorways’ convertible debenture derivative liability is measured at fair value in the financial statements.  eDoorways’ financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that eDoorways has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflect eDoorways’ judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists.  eDoorways develops these inputs based on the best information available, using internal and external data.

The following table presents eDoorways’ assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of June 30, 2008:

Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible debenture derivative liability	$ -	$ 12,212,792	$ -	$ 12,212,792
	$ -	$ 12,212,792	$ -	$ 12,212,792

The fair value of the convertible debenture liability is determined using quoted stock prices, externally developed and commercial models (specifically the Black-Scholes option pricing model), with internal and external fundamental data inputs.  Stock price quotes are obtained from independent stock quotation services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2008 to the same period in 2007.  This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-K/A for the year ended December 31, 2007.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-K/A for the period ended December 31, 2007 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

Overview

As of December 31, 2007, we had callable convertible secured notes (“Convertible Debentures”) outstanding in the principal amount of $2,246,354.  The Convertible Debentures were issued in several tranches between April 18, 2006 and October 25, 2007.  The Convertible Debentures bore interest at between 6.00% and 8.00%, matured between April 18, 2009 and October 25, 2010, and were convertible into shares of our common stock at 50% of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion.

In connection with the Convertible Debentures, we had issued warrants to purchase 10,024,081 shares of our common stock at exercise prices between $0.0001 and $200 per share.  The warrants were issued with an initial term of seven years.

We had previously evaluated the Convertible Debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  We determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in our being unable to determine with certainty that we will have enough shares available to settle any and all outstanding common stock equivalent instruments.  We would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of our control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS 133.

During the six months ended June 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,170 into 2,600,000 shares of our common stock.

During April 2008, we received notice of default from the holders of the convertible debentures, because we had not issued shares of common stock based on conversion notices from the holders of the Convertible Debentures. On August 29, 2008 and amended January 26, 2009, we entered into a repayment agreement with the holders of the Convertible Debentures on the notes (“New Notes”).  Under the terms of the New Notes, we will be required to make monthly payments in the following amounts beginning April 6, 2009:

	Monthly Amount	Total Each Period
Month 1-3	$ 37,782	$ 113,346
Month 4-6	53,976	161,928
Month 7-12	80,963	485,778
Month 13-24	134,939	1,619,268
Month 25-36	242,890	2,914,680
Total		$ 5,295,000

Under the terms of the New Notes, we will have no obligation to issue shares of our common stock or to make any payments other than those listed above.  If we make all payments as required, the Convertible Debentures will be considered paid in full.  If we fail to make any payments required by the New Notes, the New Notes will be considered to have never been executed and the Convertible Debentures would remain in effect.

We determined that this modification of the terms of the existing debt represented a troubled debt restructuring, because we were experiencing financial difficulties and the lenders granted a concession to us based on a comparison of the effective interest rate of the Convertible Debentures and the New Notes.  We compared the total undiscounted future cash payments of the New Notes with the carrying amount of the Convertible Debentures as of August 29, 2008 as follows:

Amount
Principal amount of Convertible Debentures	$2,240,584
Fair value of embedded derivative liability	4,153,336
Accrued interest on Convertible Debentures	290,351
Less:
Unamortized deferred financing costs	(82,954)
Unamortized discount	(1,298,627)
Carrying amount of Convertible Debentures	5,302,690
Less: Expected future cash flow under New Notes	(5,295,000)
Gain on extinguishment of debt	$7,690

During the third quarter, in accordance with SFAS No. 15, we will reduce the carrying amount of the Convertible Debentures to an amount equal to the total future cash payments specified by the New Notes and will recognize a gain on the restructuring of debt in the amount of $7,690.  All cash payments under the terms of the New Notes will be accounted for as reductions of the carrying amount of the New Notes and no interest expense shall be recognized.

We believe that the modification of the Convertible Debentures will better position us to secure additional funding to execute our plan of operations.

Twelve Month Plan of Operations

During the next 12 months, we will direct our resources to the development, branding, and launch of the eDOORWAYS web service offering.  This includes both the Business-to-Consumer (“B to C”) and Business-to-Business (“B to B”) versions of eDOORWAYS. We will enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS portal.

As the transition to the eDOORWAYS business model has proceeded, we have raised $2.415 million in capital, and plan on receiving another $3 million in the first quarter of 2009.  If the plan as outlined is achieved within 12 months, we will have raised approximately $5 million for working capital and $5 million for deployment of the B to C version of the eDOORWAYS Internet service offering.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

We have raised $2.415 million in capital, and hope to secure another $3 million in the first quarter of 2009 for working capital.  Without this funding and considering our current cash balance of $594, we do not have enough working capital to continue operations.  If raised, the additional $3 million would be allocated as follows: $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for its launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The remainder of 2008 has been devoted to the testing and preparing for the soft launch of the B to C version of the service offering, transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

A goal has been set to raise investment capital of $10 million in 2009 through funding acquisitions, joint ventures and strategic alliances to be used in the business to increase working capital, boost staffing, and purchase fixed assets such as a building and server farm.  The increase in staffing is projected to be as follows: production - 6 employees, general and administrative - 3 employees, sales and marketing - 6 employees.

The $10 million of capital, if acquired, would be used as follows:

(a)	eDOORWAYS B to C Initial Launch in Austin ($1.5 million)
•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(b)	eDOORWAYS B to C National Launch ($5 million)
•	General & Administrative
•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(c)	Retire outstanding notes payable ($3.5 million)

Product Development
Our objective is to complete testing of Phase I of the eDOORWAYS B to C web service offering during the remainder of 2008 in preparation for a "soft launch" in Austin, Texas early in 2009.  It's also our objective to initiate development of Phases II and III of the eDOORWAYS B to C service offering during the first quarter of 2009, with a goal of completing one or both by the end of the 2009 calendar year.  Also, in the second quarter of 2009, we hope to complete development of a B to B version of eDOORWAYS.

Pre-launch Organization and Planning
Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version early in 2009.

Marketing/Deployment of the eDOORWAYS'  "B to C" Service Offering
Applied Storytelling, our brand development consultant, has established an objective of completing our B to C marketing and deployment strategy in the first quarter of 2009.

Development of the Brand Platform
Applied Storytelling has been engaged to create the eDOORWAYS brand identity, it's positioning strategy, and platform.  These activities are scheduled to be completed in the first quarter of 2009 in advance of our "soft launch."

Entertainment Vertical Market Development
Ajene Watson, an entertainment marketing consultant in New York City, has established a goal of creating a business plan and an operational division for the entertainment vertical market in the first quarter of 2009.

eDOORWAYS B to C Version National Launch
It is our objective to execute a national launch of the B to C version of eDOORWAYS during the second quarter of 2009.

Recent Events
Gary Kimmons.  On January 1, 2008, the Company entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' accomplishments related to the EDOORWAYS initiative in 2007; and, d) The Company will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 6 – Stockholder’s Equity) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using market value of twenty shares of common stock.  The company recorded the value of the common stock as compensation expense at issuance.  The value of the Series C convertible preferred stock was recorded as deferred stock compensation at the date of issuance and is being amortized over one year.  The Company recognized compensation expense of $78,750 related to the Series C Preferred Stock during the nine months ended September 30, 2008.

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using market value of twenty shares of common stock.  The company recorded the value of the common stock and preferred stock as compensation expense.

During the six months ended June 30, 2008, Mr. G. Kimmons received an additional 4,000,000 shares of common stock and $28,600 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued compensation and expense reimbursements of $116,482 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDOORWAYS) to assist with operations and business development of eDOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the six months ended June 30, 2008, Mr. L. Kimmons received 10,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued compensation of $33,000 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDOORWAYS entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the six months ended June 30, 2008, Ms. Kimmons received 4,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of June 30, 2008, accrued director compensation of $28,500 was included in accrued expenses to related parties.

Ajene Watson.  On March 10, 2008, we entered into a consulting agreement with Ajene Watson, an individual consultant in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement had an initial "trial" period of 90 days and converted to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $150,000 in form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock at a price of $0.0025 per share or 42,000,000 share s and a non-refundable equity retainer of $45,000 in restricted stock at a price of $0.005 per share or 9,000,000 shares, according to the share values stipulated in the agreement. The agreement was executed on March 10, 2008 and approved by the Board on March 11, 2008.

The Company valued those shares at the then current fair value of the equity of $0.005 a share on March 11, 2008 or $255,000 in aggregate. This amount was recorded as stock compensation expense during the 90 days following March 11, 2008.

Beginning April 1, 2008, the Company shall pay Ajene Watson a monthly compensation of $50,000 on the first business day of each month. The payment shall be made as follows:

1.
58% or $29,000 of the monthly compensation shall be paid in the form of Restricted Common Stock determined based on a 10% discount from the day’s prior closing bid price. Such compensation is not to exceed 5,800,000 shares or calculate lower than a per share price of $0.005. If the per share price of the Compensation equates to less than $0.005, the Company shall issue the maximum shares of 5,800,000 and pay the deficit in cash within 30 days. The first payment was due on April 1, 2008

2.
39% or $19,500 of the monthly compensation shall be in the form of the Company’s common stock on the first business day of each month. Such compensation is not to exceed 2,785,714 shares or calculate lower than a per share price of $0.007. If the per share price of the Compensation equates to less than $0.007, the Company shall issue the Maximum shares of 2,785,714 and pay the deficit in cash within 30 days. The first payment was due on April 1, 2008

3.	3% or $1,500 of the monthly compensation shall be paid in cash on the first business day of each month.

During the six months ended June 30, 2008, the Company issued a total of 31,290,675 shares of common stock in payment for services under the agreement.  The shares were valued at $402,410 which was included in general and administrative expense.  At June 30, 2008, the Company owed an additional 33,957,936 shares of common stock which were valued at $205,185 and are included in stock payable.

During the six months ended June 30, 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $28,800.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended June 30, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements.

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

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

There were no revenues for the three months ended June 30, 2008 or 2007.

We had operating expenses of $2,205,051 for the three months ended June 30, 2008 compared to $327,566 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various employees and consultants for services and professional fees.

We had interest expense of $274,402 during the three months ended June 30, 2008 as compared to $180,746 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the 6% and 8% convertible debentures which were outstanding during the entire period ended June 30, 2008. Interest expense also includes the amortization of deferred financing cost of $57,755 and amortization of notes payable discounts of $167,378 for the three months ended June 30, 2008.

Our net loss was $9,246,064 for the three months ended June 30, 2008 compared to a loss of $1,796,371 incurred in the comparable period of 2007. This increase in our net loss was due to an increase in professional fees and general and administrative costs in 2008, and also a loss from changes in the derivative liability on the convertible debentures.

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007.

There were no revenues for the six months ended June 30, 2008 or 2007.

We had operating expenses of $3,029,606 for the six months ended June 30, 2008 compared to $611,183 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various employees and consultants for services and professional fees.

We had interest expense of $547,729 for the six months ended June 30, 2008 as compared to $341,337 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the 6% and 8% convertible debentures which were outstanding during the entire period ended June 30, 2008. Interest expense also includes the amortization of deferred financing cost of $94,007 and amortization of notes payable discounts of $355,138 for the six months ended June 30, 2008.

Our net loss was $13,153,593 for the six months ended June 30, 2008 compared to a net loss of $1,574,960 incurred in the comparable period of 2007. This increase in our net loss was due to an increase in professional fees and general and administrative costs in 2008, and also a loss from changes in the derivative liability on the convertible debentures.

Liquidity

During the six months ended June 30, 2008, we used cash of $63,053 in our operations compared to using $618,663 in the comparative quarter of 2007. We had cash on hand of $45,647 as of December 31, 2007 and $594 at June 30, 2008.  As reflected in the accompanying financial statements, we had a loss from operations of $3,029,606, a negative cash flow from operations of $63,053, a working capital deficiency of $15,452,029 and a stockholders’ deficiency of $15,324,738. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.  The Company currently does not have enough cash to continue operations for the next twelve months.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4T  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, we identified and continue to have the following material weakness in our internal controls over financial reporting:

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2007 and June 30, 2008.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

The following securities were issued by eDOORWAYS during the three month period ended June 30, 2008 and were not registered under the Securities Act.

The following securities were issued by eDoorways during the three month period ended June 30, 2008 and were not registered under the Securities Act.

During the three months ended June 30, 2008, the holders of notes payable in the amount of $665,000 elected to convert their notes into 28,500,000 shares of common stock valued.

During the three months ended June 30, 2008, eDoorways issued 18,687,500 shares of common stock to directors and officers of eDoorways for compensation.

During the three months ended June 30, 2008, eDoorways issued a total of 59,790,675 shares of common stock to various consultants for services performed.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On April 14, 2008, the NIR group notified eDOORWAYS Corporation of default of the financing agreement. It is estimated the balance outstanding with interest amount to approximately $3,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2009

eDOORWAYS CORPORATION

/s/ Gary Kimmons
Gary Kimmons
Chief Executive Officer and Principal Accounting Officer