Form 10-Q
period 2009-02-09
eDOORWAYS CORP
filed 2009-02-09
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of January 21, 2009: 288,970,157 shares of common stock.

eDOORWAYS CORPORATION
FORM 10-Q
SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$664	$45,647

Fixed assets, net of accumulated depreciation of $2,076 and $1,660, respectively	3,473	3,889
Deferred financing costs, net of accumulated amortization of $-0- and $218,052, respectively	-	215,686
Deposits	2,000	9,211
TOTAL ASSETS	$6,137	$274,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$860,662	$450,651
Stock payable	65,150	-
Accrued expenses	917,459	1,000,429
Accrued expenses – related parties	321,043	-
Current portion of notes payable	394,274	176,158
Convertible debentures 6%, net of discount of $-0- and $1,821,748, respectively	-	434,826
Convertible debenture derivative liability	-	2,805,523
Total current liabilities	2,558,588	4,867,587

Notes payable	5,019,726	-
TOTAL LIABILITIES	7,578,314	4,867,587

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	-
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 227,438,826 and 13,318,846 shares issued and outstanding, respectively	227,439	13,318
Additional paid-in capital	65,407,598	62,818,788
Accumulated deficit	(73,208,215)	(67,425,261)
Total stockholders' deficit	(7,572,177)	(4,593,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,137	$274,433)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation and amortization	139	139	416	416
Compensation expense	147,000	41,247	749,000	293,747
Professional fees	22,684	94,260	96,911	238,043
General and administrative	274,292	125,285	2,627,394	339,908
Total operating expense	444,115	260,931	3,473,721	872,114

LOSS FROM OPERATIONS	(444,115)	(260,931)	(3,473,721)	(872,114)

OTHER INCOME (EXPENSES)
Interest expense	(238,379)	(187,410)	(786,108)	(528,747)
Gain (loss) on derivative liability	8,045,443	980,613	(1,366,315)	358,173
Gain on debt extinguishment	7,690	-	7,690	-
Loss on debt settlement	-	-	(164,500)	-
Total other income (expenses)	7,814,754	793,203	(2,309,233)	(170,574)

NET INCOME (LOSS)	$7,370,639	$532,272	(5,782,954)	$(1,042,688)

INCOME (LOSS) PER SHARE:
Basic	$0.04	$2.42	$(0.05)	$(8.03)
Diluted	$0.03	$(0.07)	$(0.05)	$(8.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	203,289,541	220,191	128,458,564	129,918
Diluted	233,160,509	17,972,937	128,458,564	129,918

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Nine Months Ended September 30, 2008
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2008	-	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(67,425,261)	$(4,593,154)

Preferred stock issued for services and compensation	1,000,000	1,000	-	-	-	-	139,000	-	140,000
Common stock issued for services and compensation	-	-	-	-	181,919,980	181,921	1,620,486	-	1,802,407
Common stock issued for debt conversion	-	-	-	-	32,200,000	32,200	806,070	-	838,270
Fair value of derivatives converted to equity	-	-	-	-	-	-	4,489	-	4,489
Debt discount on convertible debt	-	-	-	-	-	-	4,752	-	4,752
Reclassification of outstanding warrants as equity	-	-	-	-	-	-	14,013	-	14,013

Net loss	-	-	-	-	-	-	-	(5,782,954)	(5,782,954)

Balance - September 30, 2008	1,000,000	$1,000	1,000	$1	227,438,826	$227,439	$65,407,598	$(73,208,215)	$(7,572,177)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(5,782,954)	$(1,042,688)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	416	416
Amortization of deferred financing costs	132,732	-
Amortization of note payable discount	517,653	528,747
Notes payable issued for services	665,000	-
Common and preferred stock issued for services	1,942,407	-
Change in fair value of derivative	1,366,315	(358,173)
Loss on conversion of note payable	164,500	-
Gain on extinguishment of debt	(7,690)	-
Non-cash interest expense	135,723	-
Cancellation of stock issued for services	-	(29,000)
Changes in operating assets and liabilities:
Prepaid insurance	-	14,809
Deposits	7,211	(4,411)
Accounts payable	410,011	23,201
Stock payable	65,150	-
Accrued expenses	(2,500)	-
Accrued expenses – related parties	321,043	-

Net cash used in operating activities	(64,983)	(867,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of new debt	20,000	148,500

NET DECREASE IN CASH	(44,983)	(718,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,647	728,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$664	$9,794

Cash paid for:
Interest	-	-
Taxes	-	-

Non cash investing and financing transactions:
Conversion of derivative liability	$4,489	$118,966
Common stock issued to convert debt	$838,270	$391,290
Outstanding warrants reclassified to equity	$14,013	-
Increase in derivative liabilities	-	$111,044
Debt discount on convertible debt	$4,752	-
Restructuring of convertible debt	$5,295,000	-

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

Common stock equivalents represent the dilutive effect of the assumed conversion of convertible notes payable and Series C convertible preferred stock, using the “if converted” method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.  Common stock equivalents also include the effect of the exercise of outstanding warrants using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the warrants are considered dilutive based upon the exercise price of the warrants and the average trading price of the stock during the period.

A reconciliation of the numerators and denominators of the fully diluted income (loss) per share for the three months ended September 30, 2008 and 2007 is presented below:

	2008	2007
Net income	$7,370,639	$532,272
Effect of 6% convertible debentures	-	(1,737,296)
Net income (loss) assuming dilution	$7,370,639	$(1,205,024)

Weighted average number of common shares outstanding	203,289,541	220,191
Effect of potentially dilutive securities:
Series C convertible preferred stock	20,000,000	-
Warrants	9,870,968	-
6% convertible debentures	-	17,752,746
Weighted average number of common shares outstanding assuming dilution	233,160,509	17,972,937

The effect of all stock warrants has been excluded from the calculation of fully diluted earnings per share for the three months ended September 30, 2007, because their effect would be anti-dilutive.  The effect of warrants to purchase 24,090 shares of common stock at exercise prices between $3.20 and $1,000 has been excluded from the calculation of fully diluted earnings per shares for the three months ended September 30, 2008, because their effect would be anti-dilutive.

The effect of all convertible debentures and warrants to purchase common stock has been excluded from the calculation of fully diluted earnings per shares for the nine months ended September 30, 2008 and 2007, because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective November 15, 2008 which is 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice, and eDoorways does not believe that SFAS No. 162 will have an impact on operating results, financial position or cash flows.

In February 2007, the FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of SFAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." eDoorways adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008, eDoorways adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. As of September 30, 2008, eDoorways had an accumulated deficit of $73,208,215 and a working capital deficit of $2,557,924.  The continuation of eDoorways as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDoorways’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDoorways be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

At September 30, 2008, eDoorways had an unsecured note payable in the principal amount of $102,000.  This note is unsecured and bears interest at 18% per annum.  Accrued interest of $87,928 is included in accrued expenses at September 30, 2008.  This note was due on March 1, 2003.  It has not been repaid and is currently in default.

During the nine months ended September 30, 2008, eDoorways issued notes payable to various private investors for total cash proceeds of $20,000.  The notes had a term of 10 days and were non-interest bearing.  They were convertible into common stock of eDoorways at a rate of between $0.001 and $0.033 per share during the 10-day term of the note.  Notes in the principal amount of $3,000 were converted into common stock of eDoorways, the remaining $17,000 have passed the ten-day term in which conversion was allowed.  These notes have not been repaid and are currently in default.

During the nine months ended September 30, 2008, the holder of a $3,000 promissory note converted the debt into 1,000,000 shares of common stock valued at $10,000.  The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, eDoorways recognized a loss on debt settlement of $7,000.

eDoorways evaluated the terms of the convertible notes in accordance with EITF 98-5 and EITF 00-27 and concluded that these notes did not result in a derivative.  eDoorways evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature.  The discount related to the beneficial conversion feature was valued at $5,253 at inception based on the intrinsic value of the discount.  The discount was amortized using the effective interest method over the 10 day term of each note.    During the nine months ended September 30, 2008, $4,953 was charged to interest expense for the amortization of the beneficial conversion feature.

During the nine months ended September 30, 2008, eDoorways issued promissory notes in the amount of $665,000 to various individuals and companies in exchange for services provided to the Company.  The notes carried no interest and had a term of 10 days.  They were convertible into common stock of eDoorways at a rate of between $0.006 and $0.025 per share during the 10 day term of the notes.  The holders of each of these notes elected to convert them into a total of 28,500,000 shares of common stock.  The shares were valued at fair value of the date of settlement of $822,500.  As a result, eDoorways recognized a loss on debt settlement of $157,500.

The aggregate maturities of notes payable for the five years subsequent to September 30, 2008 are as follows:

Year ending September 30,
2009	$ 394,274
2010	1,295,412
2011	2,266,974
2012	1,457,340
Total	$ 5,414,000

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

eDoorways had previously evaluated the Convertible Debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  eDoorways determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives.  The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion.  This results in eDoorways being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments.  eDoorways would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts.  Because increasing the number of shares authorized is outside of eDoorways’ control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS 133.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheets as of September 30, 2008 and December 31, 2007 and the impact on the statement of operations for the six months ended September 30, 2008 are as follows:

	September 30, 2008	December 31, 2007	Gain (loss)
Embedded derivative – Convertible Debentures	$ -	$ 2,715,417	$ (1,442,408)	(a,b)
Freestanding derivative – Warrants	-	90,106	76,093	(c)
Total	$ -	$ 2,805,523	$ (1,366,315)

(a)
During the nine months ended September 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,600,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

(b)
On August 29, 2008, the Convertible Debentures were modified to eliminate the conversion feature.  As a result the embedded derivative was eliminated.  The embedded derivative was revalued as of August 29, 2008 at $4,153,336.  See discussion of the New Notes below.

(c)
On August 29, 2008, the embedded derivative was eliminated which also eliminated the derivative classification of the freestanding derivative warrants.  The warrants were revalued as of August 29, 2008 at $14,013 and were reclassified to additional paid-in capital.

The derivatives were valued using the Black-Scholes Option Pricing Model.  The variables used in the valuation of these derivatives as of September 30, 2008 were as follows:

Volatility	357% - 486%
Discount rate	1.90% - 3.34%
Expected dividend rate	0%
Stock price on the measurement date	$ 0.03
Expected term	.17 – 6.32 years

During the nine months ended September 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock.

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

eDoorways determined that this modification of the terms of the existing debt represented a troubled debt restructuring in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, because eDoorways was experiencing financial difficulties and the lenders granted a concession to the Company based on a comparison of the effective interest rate of the Convertible Debentures and the New Notes.  The total undiscounted future cash payments of the New Notes compared with the carrying amount of the Convertible Debentures including the related accrued interest, deferred financing costs and embedded derivative related to the conversion option as of August 29, 2008 is follows:

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

The total future cash payments are less than the carrying amount of the Convertible Debenture immediately before the issuance of the New Notes.  As of August 29, 2008 and in accordance with SFAS No. 15, eDoorways has reduced the carrying amount of the Convertible Debentures to an amount equal to the total future cash payments specified by the New Notes and recognized a gain on the restructuring of debt in the amount of $7,690.  All cash payments under the terms of the New Notes will be accounted for as reductions of the carrying amount of the New Notes and no interest expense shall be recognized.  The embedded derivative liability was revalued as of August 29, 2008 in order to determine the carrying amount of the Convertible Debentures.  No embedded derivative liability was recorded after the issuance of the New Notes, because the New Notes do not contain a conversion option of any kind.

The issuance of the New Notes removed the embedded derivative associated with the Convertible Debentures.  As a result, eDoorways concluded that it had sufficient authorized and unissued shares to issue the number of shares required under the warrants described above (Freestanding derivatives) and, therefore, all of these warrants, should not be treated as derivative liabilities as of August 29, 2008.  The fair value of these warrants was marked to market on the date they no longer were accounted for as derivatives and a derivative gain of $286,470 was recorded.  The balance of the derivative liability in the amount of $14,013 was then recorded as a contribution to additional paid-in capital on August 29, 2008.

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

A) Litigation

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.  This amount is included in accrued expenses at September 30, 2008.

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2007 and September 30, 2008.

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

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using a market value equivalent of twenty shares of common stock.  eDoorways recorded the value of the common and preferred stock as compensation expense.

During the nine months ended September 30, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the nine months ended September 30, 2008, Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the nine months ended September 30, 2008, Ms. Kimmons received 6,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued director compensation of $47,800 was included in accrued expenses to related parties.

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

During the nine months ended September 30, 2008, eDoorways issued a total of 57,779,355 shares of common stock in payment for services under the agreement.  The shares were valued at $722,217 which was included in general and administrative expense.  At September 30, 2008, eDoorways owed an additional 26,029,971 shares of common stock which were valued at $65,150 and are included in stock payable.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

The Board of Directors is vested with the authority to fix the voting powers and other designations of each class of stock.  The Board has not made any such designations of the Series A and Series B Convertible Preferred Stock.  On December 4, 2007, the Board of Directors designated that the Series C Convertible Preferred Stock would:

•	Carry voting rights five times the number of common stock votes;
•	Carry no dividends;
•	Carry liquidating preference eight times the sum available for distribution to common shareholders;
•	Automatically convert after one year after issuance to 20 common shares; and
•	Not be subject to reverse stock splits and other changes to the common stock of eDoorways.

In March 2008, we issued 250,000 shares of Series C convertible preferred stock in exchange for services and recorded consulting expense of $35,000.

In addition, in the first quarter of 2008 we issued 750,000 shares of Series C convertible preferred shares to Gary Kimmons, our CEO.  The shares were valued at $105,000 based on the market value of the common stock that it could be converted into.  This amount was recorded as compensation expense during the nine months ended September 30, 2008.

Common stock

During the nine months ended September 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

During the nine months ended September 30, 2008, the holders of notes payable in the amount of $668,000 elected to convert their notes into 29,500,000 shares of common stock valued at $832,500 at the date of conversion.

During January, 2008, eDoorways issued 30,000,000 shares of common stock to Gary Kimmons, CEO, pursuant to his employment contract for his 2007 performance. Those shares were valued at $270,000 and recorded as compensation expense in the statement of operations.

During the nine months ended September 30, 2008, eDoorways issued 51,687,500 shares of common stock to directors and officers of eDoorways and recognized compensation expense of $441,763.

During the nine months ended September 30, 2008, eDoorways granted a total of 130,232,480 shares of common stock to various consultants for services performed.  These shares were valued at $1,360,644 based on the market value of the shares issued.  This amount is included in general and administrative expenses in the statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2008 to the same periods in 2007.  This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-K/A for the year ended December 31, 2007.

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

During the nine months ended September 30, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock.

During April 2008, we received notice of default from the holders of the convertible debentures, because we had not issued shares of common stock based on conversion notices from the holders of the Convertible Debenutes. On August 29, 2008 and amended January 26, 2009, we entered into a repayment agreement with the holders of the Convertible Debentures (“New Notes”).  Under the terms of the New Notes we will be required to make monthly payments in the following amounts beginning April 6, 2009:

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

During the three months ended September 30, 2008, in accordance with SFAS No. 15, eDoorways has reduced the carrying amount of the Convertible Debentures to an amount equal to the total future cash payments specified by the New Notes and recognized a gain on the restructuring of debt in the amount of $7,690.  All cash payments under the terms of the New Notes will be accounted for as reductions of the carrying amount of the New Notes and no interest expense shall be recognized.

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

We have raised $2.415 million in capital, and hope to secure another $3 million in the first quarter of 2009 for working capital.  Without this funding and considering our current cash balance of $664, we do not have enough working capital to continue operations.  If raised, the additional $3 million would be allocated as follows:  $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for its launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting.  The remainder of 2008 has been devoted to testing and preparing for the soft launch of the B to C version of the service offering, transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

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

Product Development
Our objective is to complete testing of Phase I of the eDOORWAYS B to C web service offering during the remainder of 2008 in preparation for a "soft launch" in Austin, Texas by the end of January 2009.  It's also our objective initiate development of Phases II and III of the eDOORWAYS B to C service offering during the first quarter of 2009, with a goal of completing one or both by the end of the 2008 calendar year.  Also, in the second quarter of 2009, we hope to complete development of a B to B version of eDOORWAYS.

Pre-launch Organization and Planning
Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version must be completed in the fourth quarter of 2008.

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
It is our objective to execute a national launch of the B to C version of eDOORWAYS during the first and second quarters of 2009.

Recent Events
Gary Kimmons.  On January 1, 2008, we entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Company.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' accomplishments related to the EDOORWAYS initiative in 2007; and, d) The Company will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 6 – Stockholder’s Equity) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

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

During the nine months ended September 30, 2008, Mr. G. Kimmons received an additional 4,000,000 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the nine months ended September 30, 2008, Mr. L. Kimmons received 11,000,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the nine months ended September 30, 2008, Ms. Kimmons received 2,000,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2008, accrued director compensation of $47,800 was included in accrued expenses to related parties.

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

During the nine months ended September 30, 2008, the Company issued a total of 49,223,611 shares of common stock in payment for services under the agreement.  The shares were valued at $441,000 which was included in general and administrative expense.  At September 30, 2008, the Company owed an additional 26,029,971 shares of common stock which were valued at $65,150 and are included in stock payable.

During the nine months ended September 30, 2008, we have issued promissory notes to various individuals for loans to obtain operating cash.  The amounts of these notes total $30,800.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

 Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended September 30, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

There were no revenues for the three months ended September 30, 2008 or 2007.

We had operating expenses of $444,115 for the three months ended September 30, 2008 compared to $260,931 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various employees and consultants for services and professional fees.

We had interest expense of $238,379 during the three months ended September 30, 2008 as compared to $187,410 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of the increase in debt for the period ended September 30, 2008.  Interest expense for the 2008 period also includes the amortization of deferred financing cost of $38,725 and amortization of notes payable discounts of $162,515 through August 29, 2008 when the convertible debt was restructured.

Our net income was $7,370,639 during the three months ended September 30, 2008 compared to $532,272 in the comparable period of 2007. This increase in our net income was due to the increase in the gain on the derivative liability of $7,064,830.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

There were no revenues for the nine months ended September 30, 2008 or 2007.

We had operating expenses of $3,473,721 for the nine months ended September 30, 2008 compared to $872,114 for the comparative period of 2007. The primary reason for this increase was due to the increase in equity compensation to various consultants for services and professional fees.

We had interest expense of $786,108 during the nine months ended September 30, 2008 as compared to $528,747 for the comparative period of 2007. The interest was accrued on our unpaid accounts payable, accrued expenses and notes payable. The increase in interest expenses was the result of increase in debt for the period ended September 30, 2008.  Interest expense for the 2008 period also includes the amortization of deferred financing cost of $132,732 and the amortization of deferred financing costs of $517,653 through August 29, 2008 when the convertible debt was restructured..

Our net loss was $5,782,954 during the nine months ended September 30, 2008 compared to $1,042,688 incurred in the comparable period of 2007. This increase in our net loss was due to an increase in equity compensation to various employees and consultants for services and professional fees and an increase in the loss on our derivative liability of $1,724,488.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was had on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2007 and September 30, 2008.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following securities were issued by eDoorways during the three month period ended September 30, 2008 and were not registered under the Securities Act.

During the three months ended September 30, 2008, we issued 100,000 shares of common stock upon conversion of Convertible Debentures in the amount of $600.

During the three months ended September 30, 2008, we granted a total of 38,488,680 shares of common stock to our officers and consultants for services performed.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

The following table lists the conversions of debt into common shares on various date and principle amount converted:

Type		Date	Shares per conversion notice	Conversion Price	Principle Converted

AJWP	AJW Partners LLC	8/26/08	11,100	0.006	67
AJWP	AJW Partners LLC	8/26/08	28,500	0.006	171
AJWO	AJW Offshore Ltd	8/26/08	59,050	0.006	354
AJWQP	AJW Qualified Partners	8/26/08	1,350	0.006	8
			100,000		$ 600

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