Form 10-K
period 2008-12-31
eDOORWAYS CORP
filed 2009-10-02
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-51716

eDOORWAYS CORPORATION, INC.
(Exact name of registrant as apecified in its charter)

Delaware	76-0513297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 West Third Street, Suite 1103, Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (866) 482-3829

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes     ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act
Yes     ☐       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1. Yes    ☒    No   ☐
2. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐       No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of September 22, 2009 the aggregate market value of voting common stock held by non-affiliates of the registrant is $34,921,918.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     ☐       No   ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of September 22, 2009, the Issuer had a total of 642,512,589 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

eDoorways Corporation, Inc. (the “Company”, “eDoorways,” “we” or “us”) was originally incorporated in the state of Delaware on February 26, 1988 under the name Technicraft Financial Ltd.  In October 1991, the name was changed to LBM-US, Inc.  In a reverse merger in August of 1994, the company acquired GK Intelligent Systems, Inc. and the Company adopted such name.  In 2006, the Company changed its name to eDoorways Corporation, Inc.

We are a web-based service provider aimed at America's "net-generation" computer users.  As a web based “Town Square”, we aim to provide businesses and consumers with a platform for exchanging ideas, services and products within a highly technologically sophisticated social networking environment. eDoorways intends to offer a way to identify, locate and engage a varying array of resources (both locally and globally) that will provide for advanced problem solving, enhanced learning, conceptualizing and taking ideas to completion, intelligent searches resulting in finding hard-to-get information, or buying and selling items through sophisticated ecommerce networks.

We intend to capitalize on current Web 2.0 community democratic Internet service offerings like MySpace, Craig’s List, and Wikipedia. We are also incorporating emerging Web 3.0 software technologies.  Through Web 3.0, we believe that we will possess a global reach and commerce potential that exceeds current service offerings on the Internet.  We intend to offer today's generation of web users a highly collaborative personal and work space that fosters new levels of achievement and creativity.

PRODUCTS AND SERVICES

As part of our initial service offering, we are creating a web-based consumer problem solving gateway, lifestyle information source and online business-to-consumer marketplace designed to save the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way.  The service offering, or "doorway", is called "SOLVE." The SOLVE doorway will serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution.  We are targeting SOLVE to become a resource for anyone who is actively engaged in pursuing a lifestyle - whether it's home improvement, gardening, rebuilding old cars, or sports.  SOLVE will assist the general public in solving daily problems. It also will assist the general public in buying those things that are most important and relevant to its needs and interests.

SOLVE could offer a wide range of businesses a unique opportunity to present their products and services to a broader market. The "storefronts" that businesses establish on SOLVE will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need. This will give our business clients a chance to build clientele and strengthen their brand by engaging consumers through service and support. In doing so, such businesses will have a new way to not only retain current customers, but also reach potential new customers, close the sale, and build a long-standing relationship.

Example of a Typical "SOLVE" Transaction

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

The example above narrowly describes how the "SOLVE" doorway of eDoorways can be of service.   However, we believe that SOLVE’s capabilities are far greater than described above, offering real-time group problem solving and collaborative capabilities and many other features.

We will offer two synergistic service components to drive the SOLVE sub-brand:

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

SOLVE will be first and foremost a problem solver, allowing "lifestyle consumers" to quickly research and assess their problem (like installing brake pads on the car, or planting the right landscape at home) with the aid and valuable knowledge of thousands of others who have a solution at hand that they're willing to share.  The idea is to put the consumer in a unique problem-solving environment that can effectively assist him/her in obtaining the right solution and acquiring the resources (i.e., products and services) necessary to put the solution in motion.  To do this, we make the consumer, relevant retailers and manufacturers, and the consuming public as a whole (who have contextual experience potentially valuable to the person with the problem) part of a single goal-oriented team.

With its second service component of the SOLVE, eDoorways will be an e-commerce business-to-consumer marketplace.  Once the consumer has a solution at hand, retailers/manufacturers can help him/her acquire necessary products/services quickly and conveniently.   Manufacturers also can assist the consumer by offering context-relevant information, guidance and support, promotional offers and the business-to-consumer tools geared to solve the consumer's problem.

Today, eDoorways is prepared to launch with the introduction of SOLVE.  The soft launch date for SOLVE has been announced as October 1, 2009.  We are continuing our software development activities to accomplish this objective.  We are also engaged in service pre-marketing activities.  Between the soft and beta launches, we will actively market SOLVE to small businesses and consumers in the Austin regional area.  We will take the initial feedback we receive from the soft launch via focus group testing and testimonials to make any necessary modifications before the beta launch.  The beta launch of SOLVE is scheduled to occur before the end of 2009.  At that time, we will “go live”, making the SOLVE service offering available for the Austin marketplace.

Features & Benefits

Key differentiators of the SOLVE service offering will be increased consumer empowerment through a higher level of engagement with retailers, manufacturers and other consumers, and a stronger orientation toward customer service and improved ways for retailers to identify prospects and close the sale.  These can be explained as follows.

–	Offers new perspectives about lifestyles they would never have thought to ask about;

–	Provides consumers with context-specific expertise for solving practical daily problems related to health, the home, family, etc.;

–	Serves as a source for lifestyle education and personal improvement;

–	Offers unprecedented consumer access to lifestyle/entertainment and information resources (products and services);

–	Offers consumers a unique forum for lifestyle community; allows them to engage in social interaction with peers who share similar interests and priorities;

–	Engages consumers by inviting them to participate in solutions to lifestyle issues and problems, and;

–	Minimizes time and money wasted when consumers are forced to resort to trial-and-error solutions.

SOLVE will also benefit vendors because it:

–
Serves as a new platform for business commerce, delivering targeted "gold nugget" prospects (consumers) to vendors. Offers vendors a forum for demonstrating credibility and an avenue for closing the prospective customer;

–	Provides a robust environment for CRM and targeted marketing. Creates an avenue for personalized engagement and relationship building;

–	Allows businesses of all types and sizes to engage in the global market and compete with much larger, established entities;

–	Offers emerging companies an opportunity to compete with the market-share leaders in their industry, and grow their revenues without an enormous investment in physical infrastructure;

–
Offers market-share leaders a unique, affordable opportunity to attract additional new customers and more importantly, an avenue to cement a long-term relationship with existing customers by making services available 24/7/365;

–	Offers businesses a way to drive consumer traffic to brick-and-mortar facilities, and;

–	Reinforces the concept that businesses can offer true customer service and genuine solutions.

Technologies Used to Provide Services

We believe that the initial SOLVE service offering will be accomplished through the integration of the following software technologies:

–	"Targeting" software - used to pinpoint consumers' physical location and market availability; available from numerous vendors.

–	"Push" software - used to drive "permission" marketing campaigns of our partners; available from numerous vendors.

–	Systems integration software - used to "manage" all of the above; available from numerous vendors.

Intelligent search software – used to assist consumers in obtaining timely and relevant solutions to their problems, both within the context of the moment and over a long period of time.

–	“Intelligent” teaching software - our proprietary expert systems based educational software; to be updated and revised to accommodate recent advances in presentation and transmission capabilities.

eDOORWAYS’ “Intelligent” Teaching Technology

We developed our “intelligent” teaching technology in a previous incarnation of the company approximately 10 years ago.  At that time, the teaching technology established itself as an internationally known brand that received numerous awards for technical and marketing excellence.  It is our intent to use the technology as part of our SOLVE service offering.  In addition, we are exploring other opportunities for the teaching technology in the marketplace.

A key aspect of the first SOLVE service element is the fact that eDoorways brings additional resources to bear in solving the consumer's problem.  One important resource is that of training and education on relevant lifestyle topics and issues, which is supported by our “intelligent” instructional technology.  We have developed a highly advanced and internationally accredited teaching technology known as the “intelligent” instructional technology.

Our advanced software is an intuitive learning technology that creates a customized user profile by assessing the knowledge and skill level, and the strengths and weaknesses of the user through a sophisticated, yet easy to use Q&A format. As the user interacts with the learning environment, his/her profile and progress are benchmarked against an already stored “expert profile” of the demonstrated knowledge and skill that an expert in the field would have. Using the “expert profile” as a comparison, the program gauges the users progress and modifies the level of support accordingly, giving the less skilled user prompts and menus that are not provided to the more experienced user.

The Other "Doorways" of the eDOORWAYS Brand

We also intend to create six additional “doorways” to our platform and service offering.  Each doorway will be given a unique name, such as the initial SOLVE doorway, and will be established in the marketplace as a distinct sub-brand.  Although these doorways have yet to be named, each is unique in their service offerings, as follows:

Doorway II
Enter a world of enhanced personal participation where there are no hindrances due to your lack of knowledge.   Obtain a more rich and thorough experience of any lifestyle activity with the help of an environment that brings you all relevant aspects of the lifestyle.  If you like to tinker and explore, this doorway will be for you.

Doorway III
This doorway will offer an opportunity for anyone wishing to create a training experience for others or to further their own education to achieve their objective.  It will offer a feature new to learning - the ability to tap into the skill and knowledge of others in a real-time venue to create a learning experience.

Doorway IV
This doorway brings technology, tolerance, and talent together to create new ideas, products, and possibilities. Imagine being able to go to a special place where you can air your creative thinking, run it by others of a similar mind, and turn it into a tangible, productive project using the unlimited human and information resources of the web.

Doorway V
This doorway connects those who want to help with those who need it.  This extraordinary doorway will give those who wish to serve others the opportunity to bring tremendous focus and impact to their charitable action.  You will be able to make your action known to those who care so that they may assist you in bringing your unique capabilities to a world in need.

Doorway VI
With this doorway, consumers will be able to bring and apply focus to their mind.  It will offer tools and a supportive environment for self-help and analysis.  If you are interested in enhancing your personal ability, this doorway will bring you the resources you need to move forward.

Doorway VII
The Cardinal Doorway that leads to and orchestrates all others.  It is the source of the technology and horsepower that drives the other six doorways.  Doorway VII is the all-seeing, all-knowing personal assistant.  No matter which doorway you're in, Doorway VII will be standing at your side as your personal guide, assistant and mentor.  It can tell you the questions you should be asking to accomplish your goal.  And it is the ultimate provider of resources.  Doorway VII will be the constant observer of both your actions and those of the world, reaching out to the world at the proper moment to bring you the exact knowledge and resources you need.  Doorway VII will be constantly observing and learning, thereby enhancing the nature of the services it can offer.

We anticipate, although no assurance can be given, that we will complete the branding plan on or before the end of December,2009.  Until such time, we will not be able to make a final determination of the technologies we will require to offer the services contemplated above.

COMPETITION

eDOORWAYS will be an open website with typical HTML interactivity that people can access through internet searches as well as from a variety of partner/client websites.  eDOORWAYS' first doorway, SOLVE, will compete either directly or indirectly with the following web-based entities:  GenieTown, LooBoo, The Local Guru, Local, Yub, Slide, Facebook, LinkedIn, Yahoo Answers, MySpace, and Fatdoor.  However, we believe that these competitors do not have a collaboratively-based contextual (real time) service offering of the type contemplated by our business plan.

Below is a brief description of each of the businesses that we believe may be deemed to compete, either directly or indirectly, with our business.

Competitor	Description

GenieTown
The company helps consumers hire quality service providers. Services are offered in nearly every category. On GenieTown, anyone can be a Genie and everyone can find the right Genie for the job. GenieTown leverages the power of the Web and matches consumers with local service providers in a safe, efficient, and trusted manner.

LooBoo	LooBoo provides an extensive search database that is intended to provide its users with the ability to find businesses within a particular location.

The Local Guru
The Local Guru’s mission is to deliver valuable tools and marketing for skilled Canadian residents, allowing people of like-skills to build relationships and grow business and contacts.  Their goal is to become Canada's most effective way to link skilled persons with people in their community. TheLocalGuru.com is about capturing that skill and enabling people to leverage it for the benefit of self and community.

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

LinkedIn
LinkedIn's mission is to help people be more effective in their daily work and open doors to opportunities using the professional relationships they already have. A LinkedIn network consists of a person’s connections, their connections’ connections, and the people they know, linking them to thousands of qualified professionals.

Yahoo! Answers	With Yahoo! Answers, one can get real answers from real people. A user can ask questions easily, answer others' questions, and see what others are asking.

MySpace	MySpace permits:
	•	Friends who want to talk Online
	•	Single people who want to meet other Singles
	•	Matchmakers who want to connect their friends with other friends
	•	Families who want to keep in touch--map your Family Tree
	•	Business people and co-workers interested in networking
	•	Classmates and study partners
	•	Anyone looking for long lost friends.

Fatdoor
Fatdoor aims to connect users with their neighbors by providing a localized social network for their physical community. The website integrates with Microsoft Virtual Earth to display local business and residential listings on an interactive map. Once users claim their listings, they can add profiles and put down their interests. Users can then plan events and form local interest groups with the site.

Based on SOLVE’s design, we believe that none of the primary competitors we have identified above can or has attempted to offer an intensive problem solving service of the nature that we've developed.  Moreover, although websites such as Google and Ask.com offer their search capabilities as a problem solving tool, the searches that can be performed on such websites do not approximate the kind of collaborative problem solving service we are contemplating and as such, these sites are not deemed by us to be competitors of the Company.  The eDoorways search function is combined with context-relevant information and other useful functions such as placing consumers in contact with retailers and manufacturers in real-time.  This will enable consistent and continuous product/service status reports along with all other availabile information, guidance and support.  It will also provide valuable context-relevant "community chat" solutions offered by other consumers familiar with the problem faced by the searching consumer.

Moreover, SOLVE will also provide a dedicated e-commerce marketplace with an extensive collaborative component.  While companies like Craigslist and eBay compete in the buy-sell arena, neither offer a service that would allow retailers and manufacturers to collaborate with the consumer on a real-time basis.

The combination of the services and components of the SOLVE doorway, along with other proprietary functions of the platform yield an Interactive Intelligent search system that lies at the heart of our Web 3.0 consumer model.

Our "SOLVE" branding strategy is based in a large part on our perception that the Internet services market is moving toward a new phase.  We foresee a major push in the direction of aggregating both static and contextual information of potential interest to consumers and rendering that information to consumers in a form that is easier to understand and relate to.  It can be safely assumed that the larger, more dominant players in the market will take the lead in this effort.   Our plan is to move quickly and effectively in an attempt to assume a dominant role in the niche before the larger players are able to act.

In view of the above, eDOORWAYS' competitive advantage for SOLVE and its value-add may be summarized as follows:

-           End-user benefits of SOLVE: On the same web page, we will provide our users the solution to a problem, validated by millions of experts, as well as the enabler who can provide the “tools” needed to arrive at that solution, whether that is actual products or services.

-           Partner Benefits:  Our partners will have the opportunity to attract new customers, get closer to existing customers, learn about real-life business trends earlier and more efficiently than they do today, and grow sales while leveraging their existing infrastructure (i.e., they are already invested in web selling.)

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any customers for our services as we are still a development stage company.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

 In 2009, the Company filed applications for three Service Marks for the names “iDoorways”, “Consumer 3.0” and “eDOORWAYS”.  As of September 22, 2009, these applications were still pending.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Not applicable.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON OUR BUSINESS

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely and our business may be subject to increase regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information.  Any such laws could result in a decline in the use of the Internet and the viability of Internet-based products and services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

All of our research and development activities are presently borne by the Company.  As of August 31, 2009, we have spent $3,905,454 on research and development activities.  The Company issued 313,763,690 shares of common stock from 2007 through the date of this filing valued at $2,682,826 to account for a portion of the research and development.

Our business plan calls for us to expend a total of approximately $2,800,000 over the next twelve months for research and development. The company is currently negotiating a line of credit agreement with independent third parties to provide for the funds necessary to cover our anticipated research and development expenses, however, no assurance can be given that we will be successful in obtaining such line of credit, or that such will be on terms favorable to us.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We do not expect any environmental laws to give rise to additional costs to our business.

EMPLOYEES

As of December 31, 2008 and thereafter, we had one (1) employee.   During 2008, to lower operating costs, we relied on consultants rather than employment contracts.

ITEM 2. DESCRIPTION OF PROPERTY

Our current headquarters is located in Austin, Texas and consists of a small office we rented beginning in October of 2007  This space is targeted to become our base of operations for launching the Company in the Austin, Texas market beginning in the fourth quarter of 2009.  Upon the leases expiry, the Company anticipates, although no assurance can be given, that such lease will be renewed on a monthly basis at a cost of $3,595 per month.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for relocation of the headquarters to Austin.

ITEM 3. LEGAL PROCEEDINGS

On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.

A default judgment was taken against us in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid, credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading Judgments payable.

On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  Ms Slater did not claim any specific dollar amount in damages but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and 2007.

The amount of accrued interest on all these unpaid judgments totaled $384,667 as of December 31, 2008.

We are not aware of any other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "EDWY.OB."

The following table describes, for the respective periods indicated, the prices of  our common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions.  The figures below may not necessarily represent actual transactions.

Fiscal 2008	High	Low
First Quarter (1)	$.012	$0.005
Second Quarter (1)	$0.075	$0.011
Third Quarter (1)	$0.035	$0.005
Fourth Quarter (1)	$0.005	$0.001

Fiscal 2007	High	Low
First Quarter (1)	$0.0019*	$0.0005*
Second Quarter (1)	$0.0012*	$0.005*
Third Quarter (1)	$0.8	$0.195
Fourth Quarter (1)	$0.58	$0.009

*Split-adjusted

Holders

There were approximately 140 holders of record of our Common Stock as of September 22, 2009.

Transfer Agent

Our registrar and transfer agent is American Registrar and Transfer Co. 342 East 900 South, Salt Lake City, Utah 84111.

Dividends

We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth.

Equity Compensation Plans

Below is a table setting forth the compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	678,253	0.2404	39,321,747
Total	678,253	0.2404	39,321,747

Recent Sales of Unregistered Securities

Debt Securities

We issued 31,906,738 shares in 2008 to retire mostly short term notes payable.  The notes bear 0% interest and mature on various short term periods and are convertible into shares of common stock.  In 2008, the Company borrowed $36,400 through these types of notes.  Many of those outstanding at the end of 2007 and most of those originated in 2008 were retired by the issuance of the earlier stated shares.

During October and November 2007, we borrowed a total of $91,100 under various short-term convertible notes payable.  The notes bear interest at 0%, matured within 10 days, and were convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  Subsequent to September 30, 2007, all of these convertible notes in the amount of $91,100 were converted into 1,575,776 shares of common stock.  Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance.  The outstanding warrants affected by this change are 749 warrants with an exercise price of $3.20 expiring March 30, 2014 and 14,999 warrants with an exercise price of $200.00 which expired unexercised on April 18, 2009.

On October 25, 2007, the Company completed a financing agreement with private investors and received cash proceeds of $250,000.  We issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010.  The debentures are convertible into common shares at a discount of 50% of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion. We simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

On March 30, 2007 (the “Closing”), we entered into a Securities  Purchase  Agreement  (the  "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners,  LLC, AJW Offshore,  Ltd. and AJW  Partners,  LLC  (collectively,  the "Investors").  Under the terms of the Securities Purchase Agreement, on March 30, 2007, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 1,500,000 shares of our common stock (the "Warrants").  After the effect of our reverse common stock split of 2000 to 1 in 2007 the warrants were reduced to 750 shares.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Much of the discussion in this Item is “forward-looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.  There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of a certain date.  We undertake no obligation to update any forward-looking statements.

Plan of Operation

During the next 12 months, we will direct our resources to the development, branding, and launch of our web service offering.   This includes both the SOLVE doorway and Doorway II. We intend to enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS platform, however, no assurance can be given that we will be successful in forming such strategic alliances.   The Company plans on completing its soft and beta launches of Solve by the end of 2009.  In the first and second quarter of 2010, the Company will undertake the soft and beta launch of Doorway II.

To date, we have raised $2,342,500 in capital.  In order to execute on our plan of operations, we will require approximately $3,000,000 during the fourth quarter of 2009.  Without this funding, we will not have enough working capital to continue operations.  If we are successful in raising the additional $3,000,000, such would be allocated as follows:  $1 million will be used for completion of the platform (including the licensing of applications), $500,000 for its launch starting in Austin, Texas and the remaining balance of $1.5 million will be used for facilitating the national launch for SOLVE, as well as expenses such as general and administrative, marketing, and consulting.  The next six months will be devoted to the testing the "SOLVE" doorway of the service offering, with the remainder of 2009 dedicated to the launch and 2010 transitioning into the national launch and initiating development of Doorway II.

The Company is currently negotiating a line of credit agreement with an independent third party for a major portion of the funding we require.  However, no assurance can be given that the Company will be successful in obtaining such line of credit, or that if such line of credit is made available, that such will be on terms favorable to us.

Liquidity and Capital Resources

As reflected in the accompanying financial statements for the fiscal year ending December 31, 2008, the Company had general and administrative expenses in the amount of $4,403,689, which includes the payment of compensation to our directors and officers in the amount of $668,000, which is a result of the increased company activity  relating to the completion of development of the launch of our first doorway.  This increased activity resulted in a loss from operations of $6,745,727; negative cash flows from operations of $76,580; a working capital deficiency of $3,094,656 and has a stockholders’ deficiency of $7,849,157. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of our fixed assets. Actual results could differ from those estimates.

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

Stock Based Compensation— The Company follows the fair value recognition provisions of FAS 123(R). Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not  Required

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
eDOORWAYS
(A Development Stage Company)
Austin, Texas

We have audited the accompanying balance sheet of eDOORWAYS Corporation as of December 31, 2008, and the related statements of operations, statements of stockholders’ deficit, and statements of cash flows for the year then ended and for the period from inception (January 1, 2006) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period from inception through December 31, 2007 were audited by other auditors whose report expressed unqualified opinions on those statements. The financial statements for the period from inception through December 31, 2007 include total revenues and net loss of $0 and $6,141,168, respectively. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period from inception through December 31, 2008, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of eDOORWAYS Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period from inception to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that eDOORWAYS will continue as a going concern. As discussed in Note 2 to the financial statements, eDOORWAYS has suffered recurring losses from operations and has working capital and stockholders’ deficits as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 30 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
EDOORWAYS CORPORATION

We have audited the accompanying balance sheets of eDOORWAYS Corporation. as of December 31, 2007 , and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of eDOORWAYS Corporation as of December 31, 2007  and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 14, 2008

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$5,467	$45,647

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $2,215 and $1,660, respectively	3,334	3,889
Deferred financing costs, net of accumulated amortization of $-0- and $218,052, respectively	-	215,686
Deposits	2,000	9,211
TOTAL ASSETS	$10,801	$274,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$743,075	$450,651
Judgments payable	838,610	802,294
Stock payable	354,312	-
Accrued expenses – related parties	403,043	-
Accrued expenses – other	92,518	198,135
Current portion of notes payable	668,565	176,158
Convertible debentures 6%, net of discount of $-0- and $1,811,528, respectively	-	434,826
Convertible debenture derivative liability	-	2,805,523
TOTAL CURRENT LIABILITIES	3,100,123	4,867,587

LONG TERM LIABILITIES
Notes payable	4,759,835	-

TOTAL LIABILITIES	7,859,958	4,867,587

Commitments and contingencies (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	-
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 317,747,047 and 13,318,846 shares issued and outstanding, respectively	317,747	13,318
Additional paid-in capital	66,003,083	62,818,788
Accumulated deficit	(61,284,093	(61,284,093)
Deficit accumulated during development stage	(12,886,895)	(6,141,168)
TOTAL STOCKHOLDERS’ DEFICIT	(7,849,157	(4,593,154)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,801	$274,433

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Year Ended December 31,		From development stage inception (January 1, 2006) through December 31,
	2008	2007	2008

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	4,403,689	2,109,451	8,673,184
Loss on disposal of equipment	-	9,287	9,287
Total operating expenses	4,403,689	2,118,738	8,682,471

LOSS FROM OPERATIONS	(4,403,689)	(2,118,738)	(8,682,471)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	(1,366,315)	1,333,727	(2,103,592)
Interest expense	(811,286)	(838,266)	(2,021,696)
Loss on debt extinguishment	(164,437)	(54,000)	(79,836)
Other income	-	700	700
Total other income (expenses)	(2,342,038)	442,161	(4,204,424)

NET LOSS	$(6,745,727)	(1,676,577)	(12,886,895)

LOSS PER SHARE:
Basic and diluted	$(0.04)	$(1.64)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	181,899,834	1,020,011

The accompanying notes are an integral part of these financial statements.

EDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2006 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Development Stage Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005 (Restated)	-	$-	-	$-	21,329	$22	$60,136,387	$(61,284,093)	$-	$(1,147,684)
Common stock issued for services					7,170	7	502,282			502,289
Common stock issued for conversion of debt					9,250	9	19,694			19,703
Preferred stock G Kimmons			1,000	1			762,975			762,976
Derivative liability converted to equity							52,174			52,174
Net loss for the year ended December 31, 2006									(4,464,591)	(4,464,591)
Balance, December 31,2006	-	$-	1,000	$1	37,749	$38	$61,473,512	$(61,284,093)	$(4,464,591)	$(4,275,133)

Common stock issued for services			-		10,008,000	10,008	591,192			601,200
Conversions of debt and promissory notes into equity					3,274,097	3,273	290,771			294,044
Fair value of derivatives converted to equity							433,132			433,132
Beneficial conversion feature converted to equity							59,180			59,180
Cancelled shares for services					(1,000)	(1)	(28,999)			(29,000)
Net loss for the year ended December 31,2007									(1,676,577)	(1,676,577)

Balance – December 31, 2007	-	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(61,284,093)	$(6,141,168)	$(4,593,154)

Preferred stock issued for compensation	750,000	750	-	-	-	-	134,250	-	-	135,000
Preferred stock issued for services	250,000	250	-	-	-	-	44,750	-	-	45,000
Common stock issued for services	-	-	-	-	229,384,143	229,384	1,844,916	-	-	2,074,300
Common stock issued for compensation	-	-	-	-	40,437,500	40,438	312,325	-	-	352,763
Common stock issued for debt conversion	-	-	-	-	34,606,738	34,607	813,290	-	-	847,897
Fair value of derivatives converted to equity	-	-	-	-	-	-	4,489	-	-	4,489
Discount on convertible debt	-	-	-	-	-	-	16,262	-	-	16,262
Fair value adjustment for elimination of derivatives	-	-	-	-	-	-	14,013	-		14,013

Net loss	-	-	-	-	-	-	-		(6,745,727)	(6,745,727)

Balance - December 31, 2008	1,000,000	$1,000	1,000	$1	317,747,227	$317,747	$66,003,083	$(61,284,093)	$(12,886,895)	$(7,849,157)

The accompanying notes are an integral part of these financial statements.

EDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From January 1, 2006 (Inception) to December 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(6,745,727)	$(1,676,577)	$(12,886,895)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	555	793	1,903
Amortization of deferred financing costs	132,732	143,505	372,676
Amortization of note payable discount	529,163	347,652	1,025,815
Notes payable issued for services	665,000	-	665,000
Common and preferred stock issued for services	1,438,607	855,309	2,643,754
Common and preferred stock issued for compensation	1,168,456	-	1,931,431
Change in fair value of derivatives	1,366,315	(1,333,727)	2,050,515
Gain on conversion of notes payable	164,437	54,000	79,836
Shares issued for lawsuit settlement	-	-	14,500
Interest on loan discount fees	-	-	137,952
Loss on disposal of equipment	-	9,287	9,287
Changes in operating assets and liabilities:
Prepaid insurance	-	14,809	-
Deposits	7,211	(4,411)	2,000
Accounts payable	292,424	399,139	534,076
Stock payable	354,312	-	354,312
Judgments payable	36,316		36,316
Accrued expenses	110,576	10,900	237,692
Accrued expenses – related parties	403,043	-	386,394

Net cash used in operating activities	(76,580)	(1,179,321)	(2,403,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9,525)	(9,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of new debt	36,400	506,100	2,342,500

NET DECREASE IN CASH	(40,180)	(682,746)	(70,461)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,647	728,393	75,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,467	$45,647	$5,467

Cash paid for:
Interest	-	-	-
Non cash investing and financing transactions:
Increase in deferred financing cost	$-	$64,000	$255,630
Conversion of derivative liability	$4,489	$660,997	$717,660
Common stock issued to convert debt	$847,897	$240,043	$1,107,643
Outstanding warrants reclassified to equity	$14,013	$-	$14,013
Increase in derivative liabilities	$-	$2,126,585	$4,126,585
Debt discount on convertible debt	$16,262	$415,000	$431,262
Restructuring of convertible debt	$5,295,000	$-	$5,295,000

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Business

The Company is a development stage entity incorporated in Delaware in 1988, under the name "Technicraft Financial, Ltd." In August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and changed its name to GK Intelligent Systems, Inc. Through 1999, the Company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data. The Company changed its name in 2005 to M Power Entertainment, Inc. M Power planned to create a lifestyle information/entertainment platform. In 2006, M Power redesigned its platforms. Its new platforms were designed to offer an enhanced form of interactivity and support for today's visually-oriented web surfing community.  On August 20, 2007, the Company changed its name to eDOORWAYS Corporation.

eDOORWAYS is a web-based personal lifestyle information enhancement and problem solving gateway, lifestyle information source, and business-to-consumer marketplace. Our business strategy is to obtain revenue from lifestyle product and service purchases made while consumers visit our marketplace.

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standards No.7 “Accounting and Reporting for Development Stage Enterprises.”  The Company re-entered the development stage on January 1, 2006 after disposing of its operations in M Power.

Reclassifications

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Examples include estimates of loss contingencies, including legal risks and exposures, valuation of stock-based compensation; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and valuation of derivative instruments.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These accounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts.  As of December 31, 2008, there were no cash balances in excess of federally insured limits.

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Deferred Financing Costs

Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures.

Property, Plant & Equipment

Property and equipment are carried at cost and as of December 31, 2008, and consists solely of computer equipment. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives of three years.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Valuation of Derivative Instruments

FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Revenue Recognition

The Company recognizes revenues when services have been performed, collections are reasonably assured and no further obligations exist.  eDOORWAYS had no revenues from continuing operations in 2008 or 2007.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period.  The expense for equity awards during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense on the grant date.  All shares issued to date for stock-based compensation have vested on the grant date.

Loss Per Share

Basic and diluted net income (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in periods with net income.

Common stock equivalents represent the dilutive effect of the assumed conversion of convertible notes payable and Series C convertible preferred stock, using the “if converted” method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date. Common stock equivalents also include the effect of the exercise of outstanding warrants using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the warrants are considered dilutive based upon the exercise price of the warrants and the average trading price of the stock during the period.  All common stock equivalents were considered anti-dilutive for the years ended December 31, 2008 and 2007.

Recently issued accounting pronouncements

eDOORWAYS does not expect that any recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. As of December 31, 2008, eDOORWAYS had an accumulated deficit of $74,170,988 and a working capital deficit of $3,094,656. The continuation of eDOORWAYS as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity or debt financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDOORWAYS’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDOORWAYS be unable to continue as a going concern.

eDoorways is currently seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on terms acceptable to the Company or at all.  Management believes, however, that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Convertible Debentures

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,500,000 shares of our common stock (the “Warrants”). After the effect of the reverse common stock split of 2000 to 1 in 2007 the warrants were reduced to 750 shares.

The Notes carried an interest rate of 8% and a maturity date of March 30, 2010. The notes were convertible into our common shares at 50% of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion.

In addition, the Company granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company simultaneously issued to the Investors seven year warrants to purchase 1,500,000 shares of common stock at an exercise price of $.0016 per common share.

The Investors contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.

eDOORWAYS evaluated the convertible debentures and the warrants under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  eDOORWAYS determined that the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allowed for an indeterminate number of shares to potentially be issued upon conversion. This results in eDOORWAYS being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. eDOORWAYS would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of eDOORWAYS control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS No. 133.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheets as of December 31, 2008 and 2007 and the impact on the statement of operations for the year ended December 31, 2008 are as follows:

	December 31,		2008
	2008	2007	Gain (Loss)
Embedded derivative – Convertible Debentures	$-	$2,715,417	$(1,442,408	)(a,b)
Freestanding derivative – Warrants	-	90,106	76,093	(c)
Total	$-	$2,805,523	$(1,366,315)

(a)
During the year ended December 31, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

(b)
On August 29, 2008, the Convertible Debentures were modified to eliminate the conversion feature.  As a result, the embedded derivative was eliminated.  The embedded derivative was revalued as of August 29, 2008 at $4,153,336.  See discussion of the New Notes below.

(c)
On August 29, 2008, the embedded derivative was eliminated which also eliminated the derivative classification of the freestanding derivative warrants.  The warrants were revalued as of August 29, 2008 at $14,013 and were reclassified to additional paid-in capital.

The derivatives were valued using the Black-Scholes Option Pricing Model.  The variables used in the valuation of these derivatives as of August 29, 2008 (the date of revaluation) were as follows:

Volatility	357% - 486%
Discount rate	1.90% - 3.34%
Expected dividend rate	0%
Stock price on the measurement date	$ 0.03
Expected term	.17 – 6.32 years

During April 2008, eDOORWAYS received notice of default from the holders of its convertible debentures, because eDOORWAYS had not issued shares of common stock based on conversion notices from the holders of the Convertible Debentures. On August 29, 2008 and amended January 26, 2009, and further amended on August 4, 2009 eDOORWAYS and the holders of the Convertible Debentures entered into a repayment agreement on the notes (“New Notes”).  Under the terms of the New Notes, eDOORWAYS will be required to make monthly payments in the following amounts beginning August of 2009:

	Monthly Amount	Total Each Period
Month 1-3	$32,115	$96,346
Month 4-6	53,976	161,928
Month 7-12	80,963	485,778
Month 13-24	134,939	1,619,268
Month 25-36	242,890	2,914,680
Total		$5,278,000

Under the terms of the New Notes, as amended, eDOORWAYS will have no obligation to issue shares of its common stock or to make any payments other than those listed above.  If eDOORWAYS makes all payments as required, the Convertible Debentures will be considered paid in full.  If eDOORWAYS fails to make any payment required by the New Notes, the New Notes will be considered to have never been executed and the Convertible Debentures would remain in effect.

The Company has not made the payments as were required under the New Notes.  Accordingly, on August 4, 2009, eDOORWAYS entered into an amendment to the New Notes; Under the amendment to the New Notes, eDOORWAYS at its option can elect to make payments with common stock of the Company at the current market value.  The number of shares of common stock to be issued upon each payment shall be determined by dividing the amount of the monthly payment by the Conversion Price.  The Conversion Price shall equal the lowest trading price for the common stock during the five day trading period ending one day prior to the date that the Company gives the notice that it intends to make its payment in stock.

eDOORWAYS evaluated the conversion feature arising from the amendment to the New Notes under SFAS No. 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock".  eDOORWAYS determined that the conversion feature contained an embedded derivative for the conversion option. The conversion option allowed for an indeterminate number of shares to potentially be issued upon conversion. This results in eDOORWAYS being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. eDOORWAYS would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of eDOORWAYS control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS No. 133.  Further, the Company will be required to measure the fair value of the conversion feature at each reporting period and reflect changes in the fair value in its statement of operations.

eDOORWAYS determined that the modification on August 29, 2008, as amended, of the terms of the existing debt represented a troubled debt restructuring in accordance with SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, because eDOORWAYS was experiencing financial difficulties and the lenders granted a concession to the Company based on a comparison of the effective interest rate of the Convertible Debentures and the New Notes.  The total undiscounted future cash payments of the New Notes compared with the carrying amount of the Convertible Debentures including the related accrued interest, deferred financing costs and embedded derivative related to the conversion option as of August 29, 2008 was as follows:

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

The total future cash payments are less than the carrying amount of the Convertible Debenture immediately before the issuance of the New Notes.  As of August 29, 2008 and in accordance with SFAS No. 15, eDOORWAYS reduced the carrying amount of the Convertible Debentures to an amount equal to the total future cash payments specified by the New Notes and recognized a gain on the restructuring of debt in the amount of $7,690.  All cash payments under the terms of the New Notes will be accounted for as reductions of the carrying amount of the New Notes and no interest expense shall be recognized.  The embedded derivative liability was revalued as of August 29, 2008 in order to determine the carrying amount of the Convertible Debentures.  No embedded derivative liability was recorded after the issuance of the New Notes, because the New Notes do not contain a conversion option of any kind.

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

On December 29, 2008, New Notes in the principal amount of $2,000 were converted into 2,406,738 shares of common stock.  The shares issued were valued on the date of the transaction.  As a result of the transaction, the Company recognized a loss of $7,627 on conversion of debt.

Note 4 – Notes payable and convertible notes payable

During October and November 2007, eDOORWAYS borrowed a total of $91,100 under various short-term convertible notes payable. The notes bear interest at 0%, matured within 10 days, and were convertible into shares of common stock at between $0.075 and $0.09 per share (50% of the market price of the common stock on the date of issuance of the notes).  During the fourth quarter of 2007, all of these convertible notes in the amount of $91,100 were converted into 1,575,776 shares of common stock. Upon conversion we recognized a $54,000 loss on extinguishment of debt due to the conversion price being greater than the amount owed on two of the loans. Under the terms of the warrants issued in connection with the 6% convertible debentures, if the Company issues common stock at a discount to the exercise price of the warrants, the exercise price of the warrants to purchase shares of common stock is adjusted downward in proportion to the discount given in the new equity issuance. The outstanding warrants affected by this change are 750 warrants with an exercise price of $3.20 expiring March 30, 2014 and 15,000 warrants with an exercise price of $200 that expire April 18, 2013.

On October 25, 2007, the Company completed a financing agreement with private investors and received cash proceeds of $250,000. eDOORWAYS issued the investors secured convertible debentures totaling $250,000 with an 8% interest rate and a maturity date of October 25, 2010. The debentures are convertible into common shares at a discount of 50% of the average of the lowest three (3) trading prices during the twenty (20) trading day period prior to conversion.  eDOORWAYS simultaneously issued to the private investors seven year warrants to purchase 10,000,000 common shares at an exercise price of $0.0001.

At December 31, 2008, eDOORWAYS had various unsecured notes payable totaling $102,000 bearing imputed interest rates from 8% to 18% per annum, and accrued interest of $92,518 for a total of $194,518 as of December 31, 2008. These notes payable are due on demand. We are not making payments on any of these notes.

During the year ended December 31, 2008, eDOORWAYS issued unsecured notes payable to various private investors for total cash proceeds of $36,400.  The notes had a term of 10 days and were non-interest bearing.  They were convertible into common stock of eDOORWAYS at a rate of between $0.001 and $0.033 per common share during the 10-day term of the note.  Notes in the principal amount of $3,000 were converted into common stock of eDOORWAYS, the remaining $33,400 have passed the ten-day term in which conversion was allowed.  These notes have not been repaid and are currently in default.

During the year ended December 31, 2008, the holder of a $3,000 promissory note converted the debt into 1,000,000 shares of common stock valued at $10,000.  The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, eDOORWAYS recognized a loss on debt settlement of $7,000.

eDOORWAYS evaluated the terms of all its convertible notes in accordance with EITF 98-5 and EITF 00-27 and concluded that these notes did not result in a derivative.  eDOORWAYS evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature.  The discount related to the beneficial conversion feature was valued at $16,262 at inception based on the intrinsic value of the discount.  The discount was amortized using the effective interest method over the 10 day term of each note.    During the year ended December 31, 2008, $16,262 was charged to additional-paid-in capital for the amortization of the beneficial conversion feature.

During the year ended December 31, 2008, eDOORWAYS issued promissory notes in the amount of $665,000 to various individuals and companies in exchange for services provided to the Company.  The notes carried no interest and had a term of 10 days.  They were convertible into common stock of eDOORWAYS at a rate of between $0.006 and $0.025 per common share during the 10 day term of the notes.  The holders of each of these notes elected to convert them into a total of 28,500,000 shares of common stock.  The shares were valued at fair value of the date of settlement of $822,500.  As a result, eDOORWAYS recognized a loss on debt settlement of $157,500.

The aggregate maturities of notes payable for the five years subsequent to December 31, 2008 are as follows:

Year ending December 31,
2009	$668,565
2010	1,449,235
2011	2,588,124
2012	722,476
Total	$5,428,400

Note 5 - Federal Income Tax

At December 31, 2008, eDOORWAYS had net operating loss carryforwards of approximately $12,800,000 that may be offset against future taxable income. All other losses incurred by eDOORWAYS in 2005 and previous years are not expected to be available. These net operating loss carryforwards will expire beginning in 2026.

The valuation allowance at December 31, 2008 was $4,718,929. The net change in valuation allowance for the year ended December 31, 2008 was an increase of $1,807,906.

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years end December 31, 2008 and 2007.

	2008	2007
Deferred tax asset
Net operating loss carryforward	$4,480,000	$2,672,094
Stock options issued for services	238,929	238,929
Other	-	-
Total gross deferred tax assets	$4,718,929	$2,911,023
Less: Valuation allowance	(4,718,929)	(2,911,023)
Net deferred tax asset	$-	$-

The effective tax rate is substantially the same as the statutory rate for the years ended December 31, 2008 and 2007.

Note 6 - Commitments and Contingencies

A) Litigation

Texas Workforce Commission. On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.  This amount is included in accrued expenses at December 31, 2008. The remaining $109,024 plus accrued interest at 8% has been accrued in our financial statements under the heading  Judgments payable as of December 31, 2008.

Marathon Oil Company. A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading "accrued expenses" on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 plus accrued interest at 8% has been accrued in our financial statements under the heading Judgments payable as of December 31, 2008.

Deanna S. Slater.  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees. The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. $8,400 plus accrued interest at 8% has been accrued in our financial statements under the heading Judgments payable as of December 31, 2008.

The amount of accrued interest on all these unpaid judgments totaled $384,667 as of December 31, 2008 and is reflected in Judgments payable in our financial statements.

B) Consulting Agreements

Gary Kimmons.  On January 1, 2008, eDOORWAYS entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation.  The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate.  Compensation was set and authorized by the  Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in  the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' retention and accomplishments related to the eDOORWAYS initiative in 2008; and, d) eDOORWAYS will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 8 – STOCKHOLDER’S EQUITY) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $135,000, based on the market value of the common stock that it could be converted into on the date of issuance of $0.009 per common share.  The Series C convertible preferred stock was valued using a market value equivalent of twenty shares of common stock.  eDOORWAYS recorded the value of the common and preferred stock as general and administrative expense.

During the year ended December 31, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $36,563 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued compensation and expense reimbursements of $318,243 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, eDOORWAYS entered into a one year consulting services agreement with Lance Kimmons (a director of eDOORWAYS) to assist with operations and business development of eDOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the year ended December 31, 2008, Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued compensation of $83,000 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDOORWAYS entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the year ended December 31, 2008, Ms. Kimmons received 6,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued director compensation of $1,800 was included in accrued expenses to related parties.

Ajene Watson.  On March 10, 2008, eDOORWAYS entered into a consulting agreement (“Watson Agreement”) with Ajene Watson, an individual consultant and a related party in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS.  The agreement had an initial "trial" period of 90 days and converted to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $155,000 in the form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock at a price of $0.0025 per common share or 42,000,000 share s and a non-refundable equity retainer of $45,000 in restricted common stock at a price of $0.005 per common share or 9,000,000 shares, according to the share values stipulated in the agreement. The agreement was executed on March 10, 2008 and approved by the Board on March 11, 2008.

eDOORWAYS valued those shares in accordance with generally accepted accounting principles at the then current fair value of the equity of $0.012 a share on March 10, 2008 or $612,000 in aggregate. This amount was recorded as general and administrative expense during 2008.

Under the terms of the contract beginning April 1, 2008, eDOORWAYS shall pay Ajene Watson a monthly compensation of $50,000 on the first business day of each month. The payment shall be made as follows:

1.   58% or $29,000 of the monthly compensation shall be paid in the form of Restricted Common Stock determined based on a 10% discount from the day’s prior closing bid price. Such compensation is not to exceed 5,800,000 shares or calculate lower than a per share price of $0.005. If the per share price of the Compensation equates to less than $0.005 per common share, the Company shall issue the maximum shares of 5,800,000 and pay the deficit in cash within 30 days. The first payment was due on April 1, 2008.

2.   39% or $19,500 of the monthly compensation shall be in the form of eDOORWAYS’common stock on the first business day of each month. Such compensation is not to exceed 2,785,714 shares or calculate lower than a per share price of $0.007 per common share. If the per share price of the compensation equates to less than $0.007 per share, eDOORWAYS shall issue the Maximum shares of 2,785,714 and pay the deficit in cash within 30 days.

3.   3% or $1,500 of the monthly compensation shall be paid in cash on the first business day of each month.

During the year ended December 31, 2008, eDOORWAYS issued a total of 69,341,855 shares of common stock in payment for services under the agreement.  The shares were valued at $680,692 which was included in general and administrative expense.  At December 31, 2008, eDOORWAYS owed an additional 38,537,112 shares of common stock which were valued at $339,145 and are included in stock payable.

As of August 31, 2009, an additional 30,000,000 shares of common stock valued at $60,000 have been issued under the Watson Agreement, as a retention bonus

Note 7 - Stock Options and Warrants

During 1998, eDOORWAYS established a stock option plan subsequently amended and now known as the "2004 Stock Option Plan" to promote its interests by attracting and retaining exceptional employees and directors. The Plan provides for the issuance of up to 2,000,000 shares of common stock.  Any employee or consultant is eligible to be designated a participant. The Board has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares. In March 2009, the Company issued 2,000,000 shares under the stock incentive compensation program.

In addition, eDOORWAYS periodically issues warrants to purchase common stock in conjunction with debt issuances and; as incentive compensation for services or settlement of debt to officers, directors, employees, and consultants.

The following table is an analysis of warrants for the purchase of eDOORWAYS’ common stock for the year ended December 31, 2008 and 2007.

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2006	15,339	$195.5800
Granted	10,000,750	0.0003
Expired/Cancelled
Exercised	-	-
Outstanding, December 31, 2007	10,016,089	$0.2999

Granted	-
Expired/Cancelled
Exercised	-
Outstanding, December 31, 2008	10,016,089	0.2999

Note 8 - Stockholders Equity

Preferred Stock

On January 20, 2006, eDOORWAYS filed a Certificate of Designation to designate 1,000 shares of Series D preferred at a par value of one-tenth of one cent ($0.001). These shares were issued to CEO Gary Kimmons. The Series D Preferred shares have the same dividend rights as the common stock of eDOORWAYS and gives Mr. Kimmons the right to vote on all shareholder matters equal to 51 percent of the total vote. These shares of stock were issued for services and were valued at $762,976.

On November 30, 2007, eDOORWAYS amended its Articles of Incorporation to amend its authorized shares to the following:

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

The Board of Directors is vested with the authority to fix the voting powers and other designations of each class of stock.  The Board has not made any such designations of the Series A and Series B Convertible Preferred Stock.  On December 4, 2007, the Board of Directors designated that the Series C Convertible Preferred Stock would:

–    Carry voting rights five times the number of common stock votes;
–    Carry no dividends;
–    Carry liquidating preference eight times the sum available for distribution to common shareholders;
–    Can automatically convert after one year after issuance to 20 common shares; and
–    Not be subject to reverse stock splits and other changes to the common stock of eDOORWAYS.

In March 2008, we issued 250,000 shares to Fairhills Capital of Series C convertible preferred stock in exchange for services and recorded general and administrative expense of $45,000.

In addition, in the first quarter of 2008 we issued 750,000 shares of Series C convertible preferred shares to Gary Kimmons, our CEO.  The shares were valued at $135,000 based on the market value of the common stock that it could be converted into on the date of issuance of $0.009.  This amount was recorded as general and administrative expense during the year ended December 31, 2008.

Common stock

During 2007, we issued 10,008,000 shares of our common stock for services to consultants.  The fair value on the date of grant was $601,200. This amount is included in general and administrative expenses in the statement of operations.

During 2007, our convertible debentures holders have converted $294,044 of principal into 3,274,097 shares of our common stock. No commissions were paid for the issuance of such shares.

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

During the year ended December 31, 2008, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock.  This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

During the year ended December 31, 2008, the holders of notes payable in the amount of $670,000 elected to convert their notes into 31,906,738 shares of common stock valued at $842,127 at the date of conversion.

During January, 2008, eDOORWAYS issued 30,000,000 shares of common stock to Gary Kimmons, CEO, pursuant to his employment contract for his 2007 performance. Those shares were valued at $270,000 and recorded as general and administrative expense in the statement of operations.

During the year ended December 31, 2008, eDOORWAYS issued 21,687,500 shares of common stock to directors and officers of eDOORWAYS and recognized general and administrative expense of $171,763. 10,437,500 shares are included in stock issued for compensation in the statement of stockholders’ deficit, with the value of $82,763. 11,250,000 shares are included in stock issued for services in the statement of stockholders’ deficit, with the value of $89,000.

During the year ended December 31, 2008, eDOORWAYS granted a total of 218,134,143 shares of common stock to various consultants for services performed.  These shares were valued at $1,985,300 based on the market value of the shares issued.  This amount is included in general and administrative expenses in the statement of operations and the shares are included in stock issued for services in the statement of stockholders’ deficit.

As of August 31, 2009, the Company has issued an additional 312,473,206 shares of common stock valued at $2,715,814 issued in connection with services rendered by consultants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.   It has been determined by our management that the Company has inadequate segregation of duties consistent with control objectives and has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has inadequate segregation of duties consistent with control objectives and further, has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The Company has ineffective controls over period end financial disclosure and reporting processes.

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

Other than the remediation steps described above, there have been no changes in our system of internal controls over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of December 31, 2008:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Gary F. Kimmons	58	Chairman of the Board President Chief Executive Officer Chief Financial Officer

Lance Kimmons	30	Director

Kathryn Kimmons	55	Director and Secretary

GARY F. KIMMONS, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a Bachelor of Science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

DAMIAN LANCE KIMMONS, rejoined the board on January 1, 2007.  Mr. Kimmons originally held a position on the board in 2002.  Mr. Kimmons has assisted his father, Gary Kimmons, with the development of our business development plan, with a key focus on the automotive vertical marketplace.  He attended St. Thomas University from 1998 to 2002, where he majored in business.

KATHRYN KIMMONS, currently serves as the Secretary and a Director and has held the position from June, 2002. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is experienced merchandising presentation, interior and retail buying.   Mrs. Kimmons has been a sole proprietor of Sophie’s Nest, a retail enterprise focused on home furnishings

Family Relationships

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

Code of Ethics

We have adopted a code of ethics for our principal executive officers, which is posted on our internet website at www.edoorways.com.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of December 31, 2008 were “independent” within the meaning of such rules.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two years to the Company’s executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary F. Kimmons(1)
CEO, CFO and	2008	300,000	60,000	N/A	N/A	N/A	N/A	135,000	495,000
Chairman of the Board	2007	240,000	50,000	N/A	N/A	N/A	N/A	N/A	290,000

Lance Kimmons,	2008	88,000	N/A	N/A	N/A	N/A	N/A	N/A	88,000N/A
Director	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Kathryn Kimmons	2008	85,300			N/A			N/A	85,300N/A
Secretary and Director	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See "Employment Contracts" below.

Grants of Plan Based Awards

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end December 31, 2008.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Gary Kimmons	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lance Kimmons	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kathryn Kimmons	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Election of Officers

Each director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified.

Compensation of Directors

The following table sets forth the aggregate cash compensation paid by the Company for services rendered by its Directors during the last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All accrued unpaid Compensation	Total
Gary Kimmons	$51,257	$135,000	N/A	N/A	N/A	$308,743	$495,000
Lance Kimmons	N/A	$5,000	N/A	N/A	N/A	$83,000	$88,000
Kathryn Kimmons	$9,500	$4,500	N/A	N/A	N/A	$71,800	$85,800

Employment Agreements

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

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $135,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using market value of twenty shares of common stock.  The company recorded the value of the common stock and preferred stock as general and administrative expense.

During the year ended December 31, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $36,563 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued compensation and expense reimbursements of $318,243 were included in accrued expenses to related parties.

Lance Kimmons.  On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDOORWAYS) to assist with operations and business development of DOORWAYS.  Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the year ended December 31, 2008, Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued compensation of $83,000 was included in accrued expenses to related parties.

Kathryn Kimmons.  On January 1, 2008, eDOORWAYS entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the year ended December 31, 2008, Ms. Kimmons received 4,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of December 31, 2008, accrued director compensation of $1,800 was included in accrued expenses to related parties

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 22, 2009, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the three highest paid persons who are officers and directors of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of Outstanding Shares
Gary Kimmons (CEO, CFO and Chairman)(2)	0	0%
Lance Kimmons (Director)	10,250,000	1.59%
Kathryn Kimmons (Director and Secretary)(3)	0	0%
Kimmons Family Partnership (2) (3)	34,375,000	5.35%
CEDE & CO	76,665,202	11.93%
Triumph Capital	33,333,333	5.19%
Ajene Watson LLC	29,000,000	4.51%
Fairhills Capital	18,333,330	2.85%
Ajene Watson	18,470,219	2.87%
All directors and officers as a group (3 persons)	44,625,000	6.945%

1.
All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 180 days of the date of this table and is based on 642,512,859of common stock outstanding as of September 22, 2009.

2.
Mr. Gary Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 34,375,000 shares of Common Stock owned by the partnership

3.	Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related party transactions in the fiscal year ending December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal year ended December 31, 2008 was GBH CPAs, PC.  Our independent accountants for the fiscal year ended December 31,  2007 was Webb & Company, PA.  Below is a summary of the fees billed to us by our independent accountants for professional services rendered for 2008 and 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$114,250		$20,045
Audit-Related Fees	$-	$
Tax Fees	$-	$
All Other Fees	$-	$

Total Fees	$114,250		$20,045

ITEM 15.  EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1.1	Amended and Restated Certificate Of Incorporation	Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on January 24,1997.

3.1.2	Certification of Amendment Of Certificate of Incorporation dated November 30, 2007	Filed herewith

3.1.3	Certificate of Amendment dated August 20, 2007	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith

10.1	Employment Agreement between eDoorways Corporation, Inc. and Gary Kimmons executed on January 1, 2008.	Filed herewith.

10.2	Non-Employee Director Agreement between eDoorways Corporation, Inc. and Kathryn Kimmons executed on January 1, 2008.	Filed herewith.

10.3	Consulting Agreement between eDoorways Corporation, Inc. and Lance Kimmons executed on January 1, 2008.	Filed herewith.

10.4	Consulting Services Agreement between eDoorways Corporation, Inc., Marty Lobkowicz and MML International executed on April 11, 2008.	Filed herewith.

10.5	Amended and Restated Engagement Agreement between eDoorways Corporation, Inc. and Ajene Watson executed on June 30, 2008.	Filed herewith.

10.6	Consulting Agreement between eDoorways Corporation, Inc. and Anne W. Collins executed on December 1, 2008.	Filed herewith.

31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer and Principal Financial Officer	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: October 1 , 2009	/s/ Gary F. Kimmons
By: Gary F. Kimmons, Its: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 1 , 2009	/s/ Gary F. Kimmons
Gary F. Kimmons, Director
Dated: October 1 , 2009	/s/ Lance Kimmons
Lance Kimmons, Director
Dated: October 1 , 2009	/s/ Kathryn Kimmons
Kathryn Kimmons, Director

EXHIBIT INDEX

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1.1	Amended and Restated Certificate Of Incorporation	Incorporated by reference from Form 10-SB filed with the Securities and Exchange Commission on January 24, 1997.

3.1.2	Certification of Amendment of Certificate of Incorporation dated November 30, 2007	Filed herewith

3.1.3	Certificate of Amendment dated August 20, 2007	Filed herewith

3.2	Amended and Restated Bylaws	Filed herewith

10.1	Employment Agreement between eDoorways Corporation, Inc. and Gary Kimmons executed on January 1, 2008.	Filed herewith.

10.2	Non-Employee Director Agreement between eDoorways Corporation, Inc. and Kathryn Kimmons executed on January 1, 2008.	Filed herewith.

10.3	Consulting Agreement between eDoorways Corporation, Inc. and Lance Kimmons executed on January 1, 2008.	Filed herewith.

10.4	Consulting Services Agreement between eDoorways Corporation, Inc., Marty Lobkowicz and MML International executed on April 11, 2008.	Filed herewith.

10.5	Amended and Restated Engagement Agreement between eDoorways Corporation, Inc. and Ajene Watson executed on June 30, 2008.	Filed herewith.

10.6	Consulting Agreement between eDoorways Corporation, Inc. and Anne W. Collins executed on December 1, 2008.	Filed herewith.

31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer and Principal Financial Officer	Filed herewith