Form 10-K
period 2018-12-31
Carnegie Development, Inc
filed 2019-08-22
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CARNEGIE DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0513297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, #1087, Reno, NV	89509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 345-8561

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common stock, $.00001 par value

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

Yes ☐ No ☒

 Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

Held by Non-Affiliates at Market Price
Voting	Common Stock	1,153,156 shares	$2.00/per share	$2,306,312
Non-Voting	Common Stock	0

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

As of June 27, 2019, the Issuer had a total of 41,153,156 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company”, “Carnegie Development, Inc.” and “Carnegie Development” mean “Carnegie Development, Inc”, and its consolidated subsidiaries, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.

Forward-looking statement are intended to help in understanding our historical results of operations during the periods presented and our financial condition. They should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Forward-looking statements can be identified by the use of words such as “expects,” “anticipates,” “plans,” “will,” “should,” “could,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	The uncertainty of profitability;

•	High volatility in the value attributable to our business model and assets;

•	Rapid change in the regulatory and legal environment in which we operate with many unknown future challenges to operating our business in a lawful manner or which will require our business or the businesses in which we invest to be subjected to added costs and/or uncertainty regarding the ability to operate;

•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and

•	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. We cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1. BUSINESS

OVERVIEW

This Company was originally incorporated in the State of Delaware in February, 1988 under the name Technicraft Financial, Ltd.

•	In October 1991, the Company changed its name to LBM-US, Inc. ("LBM").

•	Pursuant to an agreement effective August, 1994, LBM acquired all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation, in exchange for 6,758,920 shares of LBM common stock which were issued to Gary F. Kimmons and his family partnership. The remaining 963,275 shares of LBM common stock then outstanding were retained by the former shareholders of LBM in transaction treated for accounting purposes as a reverse merger.

•	At that time the Company changed its names to GK Intelligent Systems, Inc.

•	On April 3, 2002, the Company effectuated a 1-for-10 reverse split of its common stock. On May 18, 2005, the Company changed its name to M Power Entertainment, Inc. and effectuated a 1-for-200 reverse split of its common stock.

•	On September 4, 2007, the Company changed its name to eDoorways Corporation and effectuated a 1-for-2,000 reverse split of its common stock.

•	In May 2010, the Company changed its name to eDoorways International Corporation.

•	On October 27, 2011, the Company effectuated a 1-for-1,000 reverse split of its common stock.

•	On May 6, 2013, the Company converted from a Delaware corporation to a Nevada corporation.

•	In April 2015, Sohail Quraeshi, the then CEO, was issued 1,000 shares of the Company's Series A Preferred Stock which had previously been issued to our former Acting CEO, Arne Ray, who served from August 13, 2013 until April 1, 2015.

m	Those shares were returned as Treasury stock by Mr. Ray, without consideration, and then issued to Sohail Quraeshi as compensation valued at fair market value, or $4.00 per share so as comply with FASB ASC Topic 718 column (e).

m	This transaction constituted a change of control of the Company as the Series A Preferred Shares, collectively, votes an equivalent of 75% of all eligible voting shares. The owner of such shares prior to being held by Mr. Ray was our former CEO, Gary Kimmons, who held such shares from issuance until August 15, 2013. The issuances of the shares of Series A Preferred Stock were also treated as compensation to Messrs. Kimmons and Ray, respectively, and valued a fair market value of $0.01 per share pursuant to FASB ASC Topic 718 (e).

•	On June 23, 2015, a Certificate of Amendment to Articles of Incorporation of the Company, which was filed with the Nevada Secretary of State on June 1, 2015, was declared effective by FINRA – Corporate Actions, whereby the Company effectuated (i) A reduction in the number of authorized shares of common stock from 2,500,370,900 to 250,000,000; (ii) a Change of name from eDoorways International Corporation to Escue Energy, Inc.; and (iii) a 1-for-2,000 reverse split of the Company's common stock, $0.00001 par value per share.

•	Effective July 1st, 2019 the Articles of Incorporation has been amended and the new name is Carnegie Development, Inc.

Effective July 1st, 2019 the Company plans to invest and collaborate in the construction projects of various business entities in the JMJ group, the owner of which group of entities is a major shareholder in this Company

Also, the Company is forming an independent board of directors to manage the Company polices and administration.

INDUSTRY AND MARKET DATA

Information regarding market and industry statistics contained in this Annual Report on Form 10-K has been obtained from industry and other publications that we believe to be reliable, but that are not produced for purposes of securities filings. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Further, we have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. As a result, investors should not place undue reliance on any such forecasts and other forward-looking information.

PRODUCTS AND SERVICES

When the S-1 Filing was withdrawn on 26th October, 2017, the Company decided to pursue Energy Saving Systems and was doing everything so as to take over a Florida based company which produces LED lights in their factory located in Orlando, FL. The company was to manufacture and then market Energy Saving Systems. The Company's product is a mix of both the hardware and the software. When it is installed in any building (irrespective of the Space) it controls the energy consumption as it maximizes efficient energy utilization. Each household as well as the commercial buildings shall have less wastage, which will protect the environment. The software provides the link with any or all smart devices in the home providing a complete Smart Home Solution, the product could be connected to other smart products via a Bluetooth connection. Regretfully the deal fell through and could not be completed.

COMPETITION

With the home automation system, the building, whether it is a home or office, is called a smart home/office. A home automation system will control lighting, climate, entertainment systems, and appliances.

The Company was building a system that will provide the customer seamless control over their home, all from the convenience of their smartphone.

The Company competes or may in the future compete with other companies that focus all or a portion of their activities on providing Home controllers that allows the consumer to control their homes via smartphone, tablet and laptops. Some of the competitors include:

Wink Hub 2

The Wink Hub 2 works with devices that use Z-Wave, Zigbee, Lutron Clear Connect, Kidde, Bluetooth, and Wi-Fi. It is also for the future.

Brilliant Control

The Brilliant Control is a unique wall switch that uses Wi-Fi to connect to and control various smart devices in your home. It has a 5-inch color touch screen with user-friendly button controls that let you play music, control lighting, set thermostat temperatures, and see who is at your door, among other things.

Mi Casa Verde VeraLite

Made by Mi Casa Verde, the Vera Lite is one of the prominent names in the Z-wave controllers’ category. One of the things that makes the Vera Lite so popular is its simplicity when it comes to set up. It will take you only few minutes to have it set up. The Vera Lite also has a wide Universal Compatibility enabling you to customize your Vera network selecting devices without having to take in consideration their manufacturers. You can use it for Energy monitoring to reduce your energy bill and save money, video monitoring for security purposes or for plenty other functions. It’s compatible with more than 650 certified Z-Wave devices. Like pretty much all Z-wave hubs, you can access your Vera Lite and control it from any place in the world using an internet browser via your smartphone, tablet or PC. It has a very cool minimalist design and an intuitive user interface. On the back of the Vera lite, there are three ports a power input, an Ethernet port and an USB port. Inside the box, it has the Ethernet cable which can be easily plugged into the Vera Lite to the router. Mi Casa verde is also generous as they include a set of four fresh double A batteries. The Vera lite is an affordable home controller with no monthly fees which will function as the brain of the entire house that controls pretty much everything and be at your service.

Nexia Home Intelligence Z-Wave Bridge

This Nexia Bridge will allow, like other Z-Wave controllers on the list, to control and supervise lights, locks, thermostats and more. It has the ability to hold more than 200 Z-Wave devices at the same time. This device needs a big budget, though one can start small and then grow the arsenal little by little. This hub has an average communication range of 60-Feet to 100-Feet. The Nexia Home Intelligence system is controllable through an online Nexia account and a mobile app can be installed in the smartphone, tablet, or PC. Although the Nexia Bridge is one of the cheapest Z-wave controllers out there, it requires a monthly subscription of $9.99 which adds up to the final cost.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any customers for our services as we are still a development stage company.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

The company had no PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Not applicable.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

All of our research and development activities are presently borne by the Company. As on the reporting date, we have spent $0 on research and development activities.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We do not expect any environmental laws to give rise to additional costs to our business.

EMPLOYEES

As on the reporting date and thereafter, we had no employee, except the two corporate officers. During 2018, to lower operating costs, we relied on the independent consultants rather than through employment contracts.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fiscal year ended December 31, 2018.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board System under the ticker symbol "ESCU.PK."

Because we are quoted on the OTC Pink market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table describes, for the respective periods indicated, the price of our common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions. The figures below may not necessarily represent actual transactions. The share price is from Yahoo Finance http://finance.yahoo.com/quote/ESCU?ltr=1

Fiscal 2018	High	Low
First Quarter (1)	$0.70	$0.70
Second Quarter (1)	$0.70	$0.70
Third Quarter (1)	$0.70	$0.70
Fourth Quarter (1)	$0.15	$0.15

Fiscal 2017	High	Low
First Quarter (1)	$2.00	$0.90
Second Quarter (1)	$0.90	$0.90
Third Quarter (1)	$0.90	$0.90
Fourth Quarter (1)	$0.90	$0.90

Holders

There were 218 holders of record of our Common Stock as of December 31, 2018.

Transfer Agent

Our registrar and transfer agent for the common stock, is Pacific Stock Transfer, 6725 Via Austi Parkway, Suite 300 Las Vegas, NV 89119

Dividends

We have not declared any cash dividends with respect to our common stock, and we do not intend to declare dividends in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations and growth.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Going Concern

Our auditor questioned our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to raise the required finance for our proposed operations through the sale of debt or equity securities. However, the financial statements have been prepared assuming that the Company will continue as a going concern

Results of Operations during the year ended December 31, 2018 as compared to the same period of 12 months in the previous year 2017

There was no revenue during this period

Expenses during the current reporting period are $60,000, which is the same as the expenses of the same period in the previous year.

The net loss for the current year is $60,000, which is also the same as the expenses of the period in the previous year.

Liquidity and Capital Resources

As of today, in August 2019, the Company identified three special purpose entities engaged in the land development and construction of multi-family homes and signed up the MOU. Though the contracts are not yet signed, the special purpose entities are preparing the audited financial which the Company would like to use it for negotiating the acquisition.

Cash Flow from Operating Activities

Net cash from operations for the current reporting period is $0 which is the same as the Net Cash from operations for the same period in the previous year.

Cash Flow from Investing Activities

Net cash provided by investing activities for the current reporting period is $0 which is the same as the Net Cash from Investing Activities for the same period in the previous year

Cash Flow from Financing Activities

Net cash provided by financing activities for the current reporting period is $0 which is the same as the Net Cash from Financing Activities for the same period in the previous year

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Carnegie Development Inc.

Opinion: We have audited the accompanying balance sheets of Carnegie Development Inc. (the “Company”) as of December 31, 2018, and the related statements of income, stockholders’ equity and cash flows for each of these years in the period then ended, and the related notes (collectively referred as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of the years then ended, and the results of its operations and its cash flows for these years in the period then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the company’s internal control over financial reporting as of the year then ended, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report of even dated, express an unqualified opinion on the Company’s Internal Control over financial reporting.

Basis of Opinion: These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of PCAOB, those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters: The management listed the critical audit matters as Note 10 in the notes on accounts. They are the matters arising from the current period audit of the financial statements and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

/s/ Yusufali Musaji

Yusufali Musaji CPA

Managing Partner

Yusufali & Associates

PCAOB Registration # 3313

55 Addison Drive,

Short Hills, NJ, 07078

Telephone: 973-921-2892 12th August, 2019

Serving as the Company’s auditor since 2019

Carnegie Development, INC.
Balance Sheet

	For the year ended
	31-Dec-18	31-Dec-17
Assets
Current Assets:
Bank Account	$-	$-
Total current assets	$-	$-
Total assets	$-	$-
Liabilities
Current Liabilities:
Accounts payable	$120,000	$60,000
Accrued expenses	$-	$-
Total Current Liabilities	$120,000	$60,000
Total liabilities	$120,000	$60,000
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on December 31, 2018 and 1,000 shares issued and outstanding on December 31, 2017, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 41,153,156 shares issued and outstanding on December 31, 2018 and 41,153,156 shares issued and outstanding on December 31, 2017	$2,270,117	$2,270,117
Additional Paid-in Capital	$1,142,640	$1,142,640
Retained Earnings	$(3,536,757)	$(3,476,757)
Total Stockholders' Equity	$(120,000)	$(60,000)
Total Liabilities & Equity	$-	$-

Carnegie Development, INC.
Statement of Operations
	For the year ended
	31-Dec-18	31-Dec-17

Net Revenues	$-	$-

Operating expenses:
Selling, general and administrative	$60,000	$60,000
Total operating expenses	$60,000	$60,000

Operating loss	$(60,000)	$(60,000)

Net Gain (loss)	$(60,000)	$(60,000)

Net gain (loss) attributable to common stock	$(60,000)	$(60,000)

Earnings per share:
Basic and diluted	($0.0015)	($0.0015)

Basic and diluted weighted average common shares outstanding	41,153,156	41,153,156

Carnegie Development, INC.
Statement of Cash Flows
	For the year ended
	31-Dec-18	31-Dec-17

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	$(60,000)	$(60,000)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$60,000	$60,000
Total Adjustments to reconcile Net Income to Net Cash provided by operations	$60,000	$60,000
Net cash provided by operating activities	$0	$0

NET CASH used by Investing Activities	$0	$0

NET CASH used by Financing Activities	$0	$0

NET CASH INCREASE (DECREASE) For PERIOD	$0	$0
Cash, Beginning	$0	$0
Cash, Ending	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

Carnegie Development, INC.
Statement of Changes in Equity

	Series A Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2016	1,000	4000	41,153,156	2,270,117	$(3,416,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2017	1000	4000	41,153,156	2,270,117	$(3,476,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2018	1,000	4000	41,153,156	2,270,117	$(3,536,757)

Carnegie Development, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Carnegie Development Inc., is a publicly trading company under the symbol, “ESCU”

The Company Website is http://carnegiedevelopment.net/

This Company was previously known as:

•	Escue Energy Inc until July 1, 2019
•	State of incorporation changed from Delaware to Nevada in 2015
•	eDoorways Corporation, Inc. until 2015
•	M Power Entertainment, Inc. until 2007
•	GK Intelligent Systems, Inc. until 2005
•	Technicraft Financial, Ltd. until 1994
•	Incorporated in Delaware in February 1988

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $ 3,536,757 as on the reporting date and there was no revenue since inception.

The Company is currently in the process of acquiring three special purpose entities in Texas and is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

Note 3 – Significant Accounting Policies

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ("US GAAP") and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

This Company uses the enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") no. 7. The accompanying financial statements are prepared in accordance with Generally accepted accounting principles (“US GAAP”) in the United States of America.

Use of Estimates

The preparation of financial statements requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses for the reported period. Actual results will differ from those estimates. Included in these estimates are legal risks and exposures, valuation of stock-based compensation, the potential outcome of future tax consequences of events that have been recognized in the financial statement or tax returns.

Reclassification

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances in excess of federally insured limits.

Product Concentration

Effective July 2019, the Company plans to invest and participate in the real estate projects

Fair Value of Financial Instruments

The Company accounts, for the assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entities own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities on the reporting date.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, interest payable, advances payable, and notes and convertible promissory notes payable approximate their fair value due to the short maturity of these items.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 606 — Revenue from Contracts with Customers. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured. Since inception and until now, this company has not earned any revenue.

Advertising

The Company expenses advertising costs as incurred. The Company did not spend any money for the advertising, during the reporting period.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing the income available to stockholders by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). Earnings per share calculations are provided as part of the income statement.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Depreciation expense is $0 for the reporting period.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the reporting period.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third-party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company follows ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

ASC 825-10 "Financial Instruments."  permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Borrowings

Borrowings are recognized initially at cost, which is the fair value of the proceeds received, net of transaction costs incurred. In subsequent periods, borrowings are stated at amortized cost using the effective yield method; any difference between fair value of the proceeds (net of transaction costs) and the redemption amount is recognized as interest expense over the period of the borrowings.

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made. Where the Company expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

The Company recognizes the estimated liability to repair or replace products sold still under warranty at the balance sheet date. This provision is calculated based on past history of the level of repairs and replacements.

Legal Matters

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We are not aware of any material pending legal proceedings to which we are a party or of which any of our properties is the subject.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities, as on the reporting date three special purpose entities as wholly owned subsidiaries are likely additions as per the MOU dated 30th April 2019. Contracts are reviewed by the Legal team.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis.

NOTE 4 - COMMON STOCK AND PREFERRED STOCK

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote.

The authorized number of shares of common stock of the Company on the reporting date was 250,000,000 shares with a par value per share of $0.00001. Authorized shares that have been issued and outstanding are 41,153,156 as on the reporting date.

Preferred Stock

Series A – [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock has no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company's common stock. These shares are accounted at FMV so as to comply with FASB ASC Topic 718 column (e)

NOTE 5 - RELATED PARTY TRANSACTIONS

a)      Officer's compensation is a related party transaction for the reporting period:

	Q4 2018	Q3 2018	Q2 2018	Q1 2018
Compensation.	$15,000	$15,000	$15,000	$15,000

b)     In July 2019, the Company signed a contract with JMJ development, Inc. for all the administrative support. The owner of JMJ Development, Inc. is a major shareholder in the Company.

NOTE 6 - INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryovers	$3,536,757	$3,476,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,536,757	$3,476,757
Valuation allowance	$(3,536,757)	$(3,476,757)
Net deferred tax asset	$-	$-

As on the reporting date, the Company had net operating loss carryovers of approximately $3.5 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

NOTE 7 - RECLASSIFICATIONS

Prior year balances are reclassified to conform to the current year presentation.

NOTE 8 - CONTINGENCIES

The management reviewed with the legal team and concludes that there are no disputes remaining unresolved and hence there are no contingent liabilities as on the reporting date.

NOTE 9 - NOTES PAYABLE

No notes payable is outstanding as on the reporting date.

NOTE 10 - MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

Manuals and handbooks: Absence of written manuals and handbooks is the concern for the audit. Since the Company is involving experienced professionals for the day to day operations, the need for specialized training was not felt. So also, the need for the written manuals and handbooks. However, the Management is aware of the need for standard operating procedures to educate and train its growing general staff. Preparation of manuals and handbooks has begun.

ITEM 9A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9B. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

With the change in the management, this Company is contracting to receive the administrative support and is planning to provide adequate controls and procedures in place in due course.

For the current quarter, the Company has few transactions. The book-keeping and the financial statement preparations were handled by qualified professionals and hence this management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. It has been determined by our management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

The management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. The system of internal control over financial reporting prevent or detect misstatements. All projections such as evaluation of effectiveness to future periods, are provided by well experienced professionals, while the same can be subject to inherent risks such as changing conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management conducts quarterly evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, the Company is constantly requiring the experts to improve the system so as to remove any material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is eliminated by segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by experts with adequate oversight by a professional with accounting expertise.

In general, there have been no changes in our system of internal controls over financial reporting during the current period of reporting, while the management has been constantly reviewing and eliminating any area of material weakness. The management assertion is adequate internal control over financial reporting.

ITEM 9C. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our current directors and executive officers. Also, the principal officers and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. The family relationships among our directors and executive officers is as follows: Sohail Quraeshi who is the father of Shahmir Quraeshi.

Sohail Quraeshi	Chief Executive Officer President Director	April 4, 2015
Shahmir Quraeshi	Chief Financial Officer Secretary Treasurer	April 4, 2015

BIOGRAPHIES

Sohail Quraeshi (59) – Chief Executive Officer, President and director. Mr. Quraeshi is a graduate of Buckingham University in the United Kingdom (L. Sc. Economics). He has been actively involved in the financial and securities industry as a Security Analyst with various international banking institutions in the United States, Asia Europe and the Middle East. In 2004, he co-founded and was Chairman of Kosmo Systems, a digital media company and leading provider of content for Mobile Devices in the WiFi arena, which he sold in 2006. Beginning in 2006 until present, Mr. Quraeshi founded and served as CEO / Managing Director of Shama Capital Partners, LLC, a Royal Palm Beach, Florida - based provider of strategic consulting services to assist clients to identify, develop and participate in high-return business and financial opportunities, relying on an international network of leaders in business, government, non-governmental organizations and academic institutions.

Shahmir Quraeshi (28) – Chief Financial Officer, Secretary and Treasurer. Mr. Quraeshi received his undergraduate education at American International University and a Master's degree in Leadership and Management from Palm Beach Atlantic University. In 2006, Mr. Quraeshi started his career training as an analyst with Crossbow Ventures, a leading South Florida venture capital firm. He worked there from 2006 to 2007. From 2007 to 2008, he was Office Manager of Qualities Imaging Center, a medical imaging company in Wellington Florida. From 2008 to present he has been a co-owner and President of Royal Palm Beach Medical Group, a medical group based in Royal Palm Beach, Florida. (Under Florida law, a non-physician such as Mr. Quraeshi may own and manage a medical practice in which all medical services are provided by licensed physicians). From 2009 to present, he was also the founder and manager of Escue Polo, LLC, a Florida-based entity engaged in the sale of clothing. Beginning in 2012 until present, Mr. Quraeshi has served as Chief Financial Officer of Shama Capital Partners, LLC, a Royal Palm Beach, Florida-based provider of strategic consulting services to assist clients identify, develop and participate in high-return business and financial opportunities, relying on an international network of leaders in business, government, non-governmental organizations and academic institutions. He has an extensive knowledge of private equity and structured finance.

Murugan Venkatachalam (62) – Corporate Controller. Mr. Venkatachalam received his Master's degree and Ph.D. in Finance from the University of Madras, India. He is also a chartered accountant in India. From April 10, 2006 to present he has served as Corporate Controller for Model Shipways, Inc., a Florida-based manufacturer of ship model kits.

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2017, none of the officers, directors and more than 10% beneficial owners have filed Form 5's with the SEC.

Code of Ethics

We have adopted a code of ethics for our principal executive officers.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of December 31, 2018 were “independent” within the meaning of such rules.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the Executive compensation to the Company’s executive officers in the last two years.

During the Current Year
Name	Fees Earned or Paid in cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Sohail Quraeshi CEO			$36,000	$36,000
Shamir Quraeshi CFO			$24,000	$24,000

During the Last Year
Name	Fees Earned or Paid in cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Sohail Quraeshi CEO			$36,000	$36,000
Shamir Quraeshi CFO			$24,000	$24,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related party transactions in the fiscal year ending December 31, 2018.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal year ended December 31, 2018 and for the fiscal year ended December 31, 2017 was Yusufali & Associates LLC. Below is a summary of the fees billed to us by our independent accountants for professional services rendered for 2018 and 2017:

Fee Category	2018	2017
Audit Fees	5,000	5,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	5,000	5,000

ITEM 14. EXHIBITS.

Exhibit No.	Description
3.1	CERTIFICATE OF AMENDMENT
3.2	AMENDED AND RESTATED BYLAWS
31.1	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: 31st March, 2019	/s/ Sohail Quraeshi
By: Sohail Quraeshi, Its: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: 31st March, 2019	/s/ Sohail Quraeshi
Sohail Quraeshi Director

Dated: 31st March, 2019	/s/ Shahmir Quraeshi
Shahmir Quraeshi, Director

