Form 10-Q
period 2019-03-31
Carnegie Development, Inc
filed 2019-08-22
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-208350

CARNEGIE DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0513297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, #1087, Reno, NV, 89509.

(Address of principal executive offices) (Zip Code)

(800) 345-8561

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of June 30, 2019, there were 41,153,156 shares of common stock issued and outstanding.

Carnegie Development, INC.

Balance Sheet - Unaudited

	3 months ended	12 months ended
	31-Mar-19	31-Dec-18
	Unaudited	Audited
Assets
Current Assets:
Bank Account	$84	$-
Total current assets	$84	$-
Total assets	$84	$-
Liabilities
Current Liabilities:
Accounts payable - Related Party	$250	$120,000
Accrued expenses	$-	$-
Total Current Liabilities	$250	$120,000
Total liabilities	$250	$120,000
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on March 31, 2019 and 1,000 shares issued and outstanding on December 31, 2018, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 41,153,156 shares issued and outstanding on March 31, 2019 and 41,153,156 shares issued and outstanding on December 31, 2018	$2,270,117	$2,270,117
Additional Paid-in Capital	$1,262,640	$1,142,640
Retained Earnings	$(3,536,923)	$(3,536,757)
Total Stockholders' Equity	$(166)	$(120,000)
Total Liabilities & Equity	$84	$-

Carnegie Development, INC.

Statement of Operations - Unaudited

	For 3 months ended
	31-Mar-19	31-Mar-18
	Unaudited	Unaudited

Net Revenues	$-	$-

Operating expenses:
Selling, general and administrative	$166	$15,000
Total operating expenses	$166	$15,000

Operating loss	$(166)	$(15,000)

Net Gain (loss)	$(166)	$(15,000)

Net gain (loss) attributable to common stock	$(166)	$(15,000)

Earnings per share:
Basic and diluted	$(0.0000)	$(0.0004)

Basic and diluted weighted average common shares outstanding	41,153,156	41,153,156

Carnegie Development, INC.

Statement of Cash Flows - Unaudited

	For 3 months ended
	31-Mar-19	31-Mar-18
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	($166)	($15,000)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$250	$15,000
Accrued Expenses	($120,000)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	($119,750)	$15,000
Net cash provided by operating activities	($119,916)	$0

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital	$120,000
NET CASH used by Financing Activities	$120,000	$0

NET CASH INCREASE (DECREASE) For PERIOD	$84	$0
Cash, Beginning	$0	$0
Cash, Ending	$84	$0

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

Carnegie Development, INC.

Statement of Changes in Equity

	Series A
	Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2016	1,000	4000	41,153,156	2,270,117	$(3,416,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2017	1000	4000	41,153,156	2,270,117	$(3,476,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2018	1,000	4000	41,153,156	2,270,117	$(3,536,757)
Net Income (Loss)	-	-	-	-	$(166)
Balance, March 31, 2019	1,000	4000	41,153,156	2,270,117	$(3,536,923)

Carnegie Development, Inc.

Notes to Financial Statements as of March 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Carnegie Development Inc., is a publicly held trading company which has its common stock available for trading under the symbol, “ESCU”

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

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $ 3,536,923 as on the reporting date and there was no revenue since inception.

The Company is currently in the process of attempting to acquire three special purpose entities (SPE) in the state of Texas. The Company is also seeking debt or equity financing to fund its development plan. No financing arrangement is currently in place. The Company provides no assurance that financing will be available on acceptable terms. However, the management believes that the actions, (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

This Company uses the enterprise reporting under the provisions of Statement of Financial Accounting Standards (“SFAS”) no. 7. The accompanying financial statements are prepared in accordance with Generally accepted accounting principles (“US GAAP”) in the United States of America.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances in excess of federally insured limits.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, ”Property, Plant, and Equipment,” which established a ”primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the reporting period.

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

The Company follows ASC 820-10, ”Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

ASC 825-10 ”Financial Instruments.” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, ”Earnings per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the ”as if converted” basis.

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

Preferred Stock

Series A – [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock has no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company’s common stock. These shares are accounted at FMV so as to comply with FASB ASC Topic 718 column (e)

NOTE 5 - RELATED PARTY TRANSACTIONS

a)	Officer’s compensation is a related party transaction for the reporting period:

	Q1 2019	Q4 2018	Q3 2018	Q2 2018
Compensation.	$0	$15,000	$15,000	$15,000

b)	In July 2019, the Company signed a contract with JMJ development Inc. for all the administrative support. The owner of JMJ Development Inc.is a major shareholder in the Company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	Mar 31, 2019	Dec 31, 2018
Deferred tax assets:
Net operating loss carryovers	$3,536,923	$3,536,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,536,923	$3,536,757
Valuation allowance	$(3,536,923)	$(3,536,757)
Net deferred tax asset	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Results of Operations during the 3 months ended March 31, 2019 as compared to the same period of 3 months in the previous year 2018

There was no revenue during this period

Expenses during the current quarter are $166, which is a considerable reduction from $15,000 as expenses of the same three months period in the previous year.

The net loss for the current quarter is $166, which is also a considerable reduction from $15,000 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

During the current quarter, the new management completed the formalities of opening the bank account.

Also, at the end of this current quarter, the Company identified three special purpose entities engaged in the land development and construction of multi-family homes and signed up the MOU

Until August 2019, the contracts are not yet signed, while the special purpose entities are preparing the audited financial for negotiation

Cash Flow from Operating Activities

Net cash from operations for the current quarter is $84 as compared to $0 for the same period of the three months in the previous year.

Cash Flow from Investing Activities

Net cash provided by investing activities for the current quarter is $0 which is the same as in the same period of the three months in the previous year.

Cash Flow from Financing Activities

Net cash provided by financing activities for the current quarter is $0 which is the same as in the same period of the three months in the previous year.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b – 2 of the exchange act and are not required to provide information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

With the change in the management, this Company is contracting to receive the administrative support and is planning to provide adequate controls and procedures in place in due course.

For the current quarter, the Company has few transactions. The book-keeping and the financial statement preparations were handled by qualified professionals and hence this management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. It has been determined by our management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

Management s Annual Report on Internal Control over Financial Reporting

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

The management conducts quarterly evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on its evaluation, the Company is constantly requiring the experts to improve the system so as to remove any material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Mine Safety Disclosures:

None

Item 5. Other Information:

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.*

________

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: August 10, 2019	/s/ Saskya Bedoya
Saskya Bedoya, Treasurer

