Form 10-Q
period 2019-06-30
Carnegie Development, Inc
filed 2019-08-22
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, there were 41,153,156 shares of common stock issued and outstanding.

Carnegie Development, INC.
Balance Sheet - Unaudited

	6 months ended	12 months ended
	30-Jun-19	31-Dec-18
	Unaudited	Audited
Assets
Current Assets:
Bank Account	$84	$-
Total current assets	$84	$-
Total assets	$84	$-

Liabilities
Current Liabilities:
Accounts payable - Related Party	$4,949	$120,000
Accrued expenses	$-	$-
Total Current Liabilities	$4,949	$120,000
Total liabilities	$4,949	$120,000
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on June 30, 2019 and 1,000 shares issued and outstanding on December 31, 2018, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 41,153,156 shares issued and outstanding on June 30, 2019 and 41,153,156 shares issued and outstanding on December 31, 2018	$2,270,117	$2,270,117
Additional Paid-in Capital	$1,262,640	$1,142,640
Retained Earnings	$(3,541,622)	$(3,536,757)
Total Stockholders' Equity	$(4,865)	$(120,000)
Total Liabilities & Equity	$84	$-

Carnegie Development, INC.
Statement of Operations - Unaudited

	For 3 months ended		For 6 months ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
	Unaudited	Unaudited	Unaudited	Unaudited

Net Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	$4,699	$15,000	$4,865	$30,000
Total operating expenses	$4,699	$15,000	$4,865	$30,000

Operating loss	$(4,699)	$(15,000)	$(4,865)	$(30,000)

Net Gain (loss)	$(4,699)	$(15,000)	$(4,865)	$(30,000)

Net gain (loss) attributable to common stock	$(4,699)	$(15,000)	$(4,865)	$(30,000)

Earnings per share:
Basic and diluted	$(0.0001)	$(0.0004)	$(0.0001)	$(0.0007)

Basic and diluted weighted average common shares outstanding	41,153,156	41,153,156	41,153,156	41,153,156

Carnegie Development, INC.
Statement of Cash Flows - Unaudited

	For 3 months ended		For 6 months ended
	30-Jun-19	30-Jun-18	30-Jun-19	30-Jun-18
	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	$(4,699)	$(15,000)	$(4,865)	$(30,000)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$4,699	$15,000	$4,949	$30,000
Accrued Expenses			$(120,000)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	$4,699	$15,000	$(115,051)	$30,000
Net cash provided by operating activities	$0	$0	$(119,916)	$0

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	$0	$0	$0	$0

CASH FLOWS from Financing Activities
Additional Paid-in Capital			$120,000
NET CASH used by Financing Activities	$0	$0	$120,000	$0

NET CASH INCREASE (DECREASE) For PERIOD	$0	$0	$84	$0
Cash, Beginning	$84	$0	$0	$0
Cash, Ending	$84	$0	$84	$0

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0	$0	$0
Income taxes	$0	$0	$0	$0

Carnegie Development, INC.
Statement of Changes in Equity

	Series A
	Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2016	1,000	4000	41,153,156	2,270,117	$(3,416,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2017	1000	4000	41,153,156	2,270,117	$(3,476,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2018	1,000	4000	41,153,156	2,270,117	$(3,536,757)
Net Income (Loss)	-	-	-	-	$(4,865)
Balance, June 30, 2019	1,000	4000	41,153,156	2,270,117	$(3,541,622)

Carnegie Development, Inc.

Notes to Financial Statements as of June 30, 2019

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

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $3,541,622 as on the reporting date and there was no revenue since inception.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

a)	Officer’s compensation is a related party transaction for the reporting period:

	Q2 2019	Q1 2019	Q4 2018	Q3 2018
Compensation.	$0	$0	$15,000	$15,000

b)	In July 2019, the Company signed a contract with JMJ development Inc. for all the administrative support. The owner of JMJ Development Inc. is a major shareholder in the Company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryovers	$3,541,622	$3,536,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,541,622	$3,536,757
Valuation allowance	$(3,541,622)	$(3,536,757)
Net deferred tax asset	$-	$-

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

Results of Operations during the 3 months ended June 30, 2019 as compared to the same period of 3 months in the previous year 2018

There was no revenue during this period

Expenses during the current quarter are $4,699, which is a considerable reduction from $15,000 as expenses of the same three months period in the previous year.

The net loss for the current quarter is $4,699, which is also a considerable reduction from $15,000 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

While the bank account had very few transactions, the Company is awaiting the audited financials of three special purpose entities as per the MOU signed in the last quarter. Depending on the values from the audited financials of these three special purpose entities engage in Land Development and construction of Multi-family homes, the contract terms are subjected to re-negotiations which may take further time. Until August 2019, the contracts are not yet signed.

Until the acquisition of the Special Purpose Entities, the liquidity and capital resources of this Company are very little

Cash Flow from Operating Activities

Net cash from operations for the current quarter is $0, which is the same as in the same period of the three months in the previous year.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b – 2 of the exchange act and are not required to provide information required under this item.

ITEM 4 CONTROLS AND PROCEDURES.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Mine Safety Disclosures:

None

Item 5. Other Information:

None

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: August 10, 2019	/s/ Saskya Bedoya
Saskya Bedoya, Treasurer

