Form 10-Q
period 2019-09-30
Carnegie Development, Inc
filed 2019-10-28
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission File Number 000-22057

CARNEGIE DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0712976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of September 30, 2019, there were 46,203,716 shares of common stock issued and outstanding.

Carnegie Development, INC.
Balance Sheet - Unaudited

	9 months ended	12 months ended
	30-Sep-19	31-Dec-18
	Unaudited	Audited
Assets
Current Assets:
Cash and Cash Equivalents	$84	$-
Total current assets	$84	$-
Total assets	$84	$-

Liabilities
Current Liabilities:
Accounts payable - Related Party	$16,859	$120,000
Accrued expenses	$-	$-
Total Current Liabilities	$16,859	$120,000
Total liabilities	$16,859	$120,000
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on September 30, 2019 and 1,000 shares issued and outstanding on December 31, 2018, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on September 30, 2019 and 41,153,156 shares issued and outstanding on December 31, 2018	$3,532,757	$2,270,117
Additional Paid-in Capital	$-	$1,142,640
Retained Earnings	$(3,553,531)	$(3,536,757)
Total Stockholders' Equity	$(16,774)	$(120,000)
Total Liabilities & Equity	$84	$-

Carnegie Development, INC.
Statement of Operations - Unaudited

	For 3 months ended		For 9 months ended
	30-Sep-19	30-Sep-18	30-Sep-19	30-Sep-18
	Unaudited	Unaudited	Unaudited	Unaudited

Net Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	$-	$15,000	$4,865	$45,000
Legal and Professional	$11,909		$11,909
Total operating expenses	$11,909	$15,000	$16,774	$45,000

Operating loss	$(11,909)	$(15,000)	$(16,774)	$(45,000)

Net Gain (loss)	$(11,909)	$(15,000)	$(16,774)	$(45,000)

Net gain (loss) attributable to common stock	$(11,909)	$(15,000)	$(16,774)	$(45,000)

Earnings per share:
Basic and diluted	$(0.0003)	$(0.0004)	$(0.0004)	$(0.0011)

Basic and diluted weighted average common shares outstanding	46,203,716	41,153,156	46,203,716	41,153,156

Carnegie Development, INC.
Statement of Cash Flows - Unaudited

	For 3 months ended		For 9 months ended
	30-Sep-19	30-Sep-18	30-Sep-19	30-Sep-18
	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	$(11,909)	$(15,000)	$(16,774)	$(45,000)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$11,909	$15,000	$15,171	$45,000
Accrued Expenses			$(118,313)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	$11,909	$15,000	$(103,142)	$45,000
Net cash provided by operating activities	$0	$0	$(119,916)	$0

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	$0	$0	$0	$0

CASH FLOWS from Financing Activities
Additional Paid-in Capital			$120,000
Common stock
NET CASH used by Financing Activities	$0	$0	$120,000	$0

NET CASH INCREASE (DECREASE) For PERIOD	$0	$0	$0	$0
Cash, Beginning	$84	$0	$84	$0
Cash, Ending	$84	$0	$84	$0

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0	$0	$0
Income taxes	$0	$0	$0	$0

Carnegie Development, INC.
Statement of Changes in Equity

	Series A
	Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2016	1,000	4000	41,153,156	2,270,117	$(3,416,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2017	1000	4000	41,153,156	2,270,117	$(3,476,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2018	1,000	4000	41,153,156	2,270,117	$(3,536,757)
Net Income (Loss)	-	-	-	-	$(16,774)
Common Stock Issued	-	-	5,050,560	1,262,640	-
Balance, September 30, 2019	1,000	4000	46,203,716	3,532,757	$(3,553,531)

Carnegie Development, Inc.

Notes to Financial Statements as of September 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Carnegie Development Inc., is a publicly trading company under the symbol, “ESCU”

The Company Website is http://carnegiedevelopment.com/

This Company incorporation history is:

•	Escue Energy Inc until July 1, 2019
•	Reincorporation from Delaware to Nevada in 2015
•	eDoorways Corporation, Inc. until 2015
•	M Power Entertainment, Inc. until 2007
•	GK Intelligent Systems, Inc. until 2005
•	Technicraft Financial, Ltd. until 1994
•	Incorporated in Delaware in February 1988

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $3,553,531 as on the reporting date and there was no revenue since inception.

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

Product Concentration

Effective July 2019, the Company plans to invest and participate in real estate projects

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful life of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

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

The authorized number of shares of common stock of the Company is 250,000,000 shares with par value per share of $0.00001. Issued and outstanding shares of Common Stock are 46,203,716.

Preferred Stock

Series A – [1] Designation: A series of preferred stock has been designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock have no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000; 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company’s Series A Preferred Stock. These shares are accounted at FMV so as to comply with FASB ASC Topic 718 column (e)

NOTE 5 - RELATED PARTY TRANSACTIONS

a)	Officer’s compensation is a related party transaction for the reporting period:

	Q3 2019	Q2 2019	Q1 2019	Q4 2018
Compensation.	$0	$0	$0	$15,000

b)	In July 2019, the Company signed a contract with JMJ development Inc. for all the administrative support. The owner of JMJ Development Inc. is a major shareholder in the Company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryovers	$3,553,531	$3,536,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,553,531	$3,536,757
Valuation allowance	$(3,553,531)	$(3,536,757)
Net deferred tax asset	$-	$-

As on the reporting date, the Company had net operating loss carryovers of approximately $3.55 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to assist in understanding our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Forward-looking statements can be identified by the use of words such as “expect,” “anticipates,” “plans,” “will,” “should,” “could,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

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

Results of Operations during the 3 months ended September 30, 2019 as compared to the same period of 3 months in the previous year 2018

There was no revenue during the current quarterly period

Expenses during the current quarter totalled $11,909 which is a considerable reduction from $15,000 expenses for the same three months period in the previous year.

The net loss for the current quarter is $11,909, which is also a considerable reduction from $15,000 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

While the bank account had very few transactions, the Company is awaiting the audited financials of three special purpose entities as per the Memorandum of understanding (“MOU”) signed in the last quarter. Depending on the values from the audited financials of these three special purpose entities engage in Land Development and construction of Multi-family homes, the terms of which are subject to re-negotiation which may require additional time.

Until the acquisition of the Special Purpose Entities, the liquidity and capital resources of this Company are very little.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” as defined by Rule 12b – 2 of the exchange act and are not required to provide information required under this item.

ITEM 4 CONTROLS AND PROCEDURES.

With the change in the management in July 2019, the Company is contracting to receive the administrative support and is planning to provide adequate controls and procedures in place in due course.

For the current quarter, the Company has few transactions. The book-keeping and the financial statement preparations were handled by qualified professionals and hence management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. It has been determined by our management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

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

Carnegie Development, Inc.

Date: October 25, 2019	/s/ Saskya Bedoya
Saskya Bedoya, Treasurer

