Form 10-Q
period 2009-03-31
Carnegie Development, Inc
filed 2020-02-18
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

eDOORWAYS CORPORATION
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

76-0513297
(I.R.S. Employer Identification No.)

820 West Third Street, Suite 1103, Austin, TX
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2009, 317,747,227 shares of common stock.

ADVISORY NOTE

Carnegie Development, Inc. (formerly known as Escue Energy, Inc. and formerly known as E Doorways Corporation, Inc.), a Nevada corporation, filed a Form 10-K for the fiscal year ended December 31, 2008, under the name “E Doorways Corporation, Inc.”, which was the last Exchange Act filing prior to the filing of a Form 15 on May 11, 2010. The result was that five filings could be considered delinquent. Subsequent to the filing of the Form 15 on May 11, 2010, the Issuer under the name “Escue Energy, Inc.” undertook to file, on October 23, 2015, a Form S-1 Registration Statement which contained audited financial statements and was amended at varying times through October 30, 2017, when the registration was withdrawn by request of the Issuer. During the period from the filing of the Form 15 through the present, at least two changes in management occurred.

From the available records, the current operational and accounting management of Carnegie Development, Inc. located draft reports for the five suggested delinquent reports, all of which are unaudited, including, specifically, financial statements for the Form 10-K for the fiscal year ended December 31, 2009, which was incomplete and not finished, and the auditor at the time has now merged into another firm. On November 29, 2019, under cover of a Current Report on Form 8-K, all five delinquent reports (four on Forms 10-Q and one on Form 10-K) were filed as exhibits, with a disclaimer as to the information presented in an attempt to obviate any liability for current management of the Issuer for misleading statements under Section 18 of the Exchange Act, as well as the fraud provisions of the Exchange Act. The attached report is furnished for informational historical purposes only, as over ten years in time have passed, a Registration Statement with audited financial statements has been filed and intervened, and no person is available to certify or measure the internal controls which might have existed at the time of the report identified below in 2009/2010.

The attached report is furnished for historical information purposes only and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, unless the Issuer specifically incorporates such material by reference in a document filed under the Securities Exchange Act of 1933 or the Exchange Act. The issuer undertakes no duty or obligation to publicly update or revise the attached information.

eDOORWAYS CORPORATION

FORM 10-Q
March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	31-Mar-09	31-Dec-08
ASSETS
CURRENT ASSETS
Cash	$9,985	$5,467

OTHER CURRENT ASSETS
Software Development Cost	31,952	-

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $2,215 and $1,660, respectively	3,288	3,334
Deposits	2,000	2,000
Total Other Assets	5,288	5,334
TOTAL ASSETS	$47,225	$10,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$743,075	$743,075
Judgments payable	838,610	838,610
Stock payable	354,312	354,312
Accrued expenses – related parties	553,635	403,043
Accrued expenses – other	617,340	92,518
Current portion of notes payable	871,387	668,565
TOTAL CURRENT LIABILITIES	3,978,359	3,100,123

LONG TERM LIABILITIES
Notes payable	4,764,353	4,759,835

TOTAL LIABILITIES	8,742,712	7,859,958

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	1,000
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 317,747,047 and 13,318,846 shares issued and outstanding, respectively	317,747	317,747
Additional paid-in capital	66,003,083	66,003,083
Accumulated Deficit	(75,017,318)	(74,170,988)
TOTAL STOCKHOLDERS’ DEFICIT	(8,695,487)	(7,849,157)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,225	$10,801

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2009
AND YEAR ENDED DECEMBER 31st, 2008

	For The Three Months Ended March 31
	2009	2008

REVENUE	$-	$-

OPERATING EXPENSES
Compensation	$150,592	$152,367
Depreciation & Amortization	$46	$139
General and Administrative	$438,762	$64,139
Legal & Professional Services	$54,108	$7,783
Total operating expenses	$643,508	$224,428

LOSS FROM OPERATIONS	$(643,508)	$(224,428)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	$-	$(2,795,647)
Interest expense	$-	$(268,996)
Loss on debt settlement	$(202,822)
Total other income (expenses)	$(202,822)	$(3,064,643)

NET LOSS	$(846,330)	$(3,289,071)

LOSS PER SHARE:
Basic and diluted	$(0.0027)	$(0.0181)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	317,747,227	181,899,834

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Quarter Ended March 31, 2009
(Unaudited)

EDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JANUARY 1, 2006
(INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31,2006	0	-	1,000	$1	37,749	$38	$61,473,512	$(65,748,684)	$(4,275,133)

Common stock issued for services			-		10,008,000	$10,008	$591,192		$601,200
Conversions of debt and promissory notes into equity					3,274,097	$3,273	$290,771		$294,044
Fair value of derivatives converted to equity							$433,132		$433,132
Beneficial conversion feature converted to equity							$59,180		$59,180
Cancelled shares for services					-1,000	$(1)	$(28,999)		$(29,000)
Net loss for the year ended December 31,2007								$(1,676,577)	$(1,676,577)

Balance – December 31, 2007	0	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(67,425,261)	$(4,593,154)

Preferred stock issued for compensation	750,000	$750.0	-	-	0	$-	$134,250	$-	$135,000
Preferred stock issued for services	250,000	$250.0	-	-	0	$-	$44,750	$-	$45,000
Common stock issued for services	-	-	-	-	229,384,143	$229,384	$1,844,916	$-	$2,074,300
Common stock issued for compensation	-	-	-	-	40,437,500	$40,438	$312,325	$-	$352,763
Common stock issued for debt conversion	-	-	-	-	34,606,738	$34,607	$813,290	$-	$847,897
Fair value of derivatives converted to equity	-	-	-	-	0	$-	$4,489	$-	$4,489
Discount on convertible debt	-	-	-	-	0	$-	$16,262	$-	$16,262
Fair value adjustment for elimination of derivatives	-	-	-	-	0	$-	$14,013	$-	$14,013

Net loss	-	-	-	-	0	$-	-	$(6,745,727)	$(6,745,727)

Balance - December 31, 2008	1,000,000	$1,000.0	1,000	$1	317,747,227	$317,747	$66,003,083	$(74,170,988)	$(7,849,157)
Common stock issued for services
Common stock issued for compensation
Common stock issued for debt conversion
Net loss								$(846,330)	$(846,330)
Balance - March 31, 2009	1,000,000	$1,000	1,000	$1	317,747,227	$317,747.0	$66,003,083	$(75,017,318)	$(8,695,487)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENTS OF CASH FLOW
(unaudited)

	For The Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net Income/Loss	$(846,330)	$(3,289,071)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	$46
Deferred Compensation		$(241,875)
Changes in operating assets and liabilities:
Prepaid insurance
Deposits
Accounts payable		$41,195
Current portion of notes payable	$202,822	$4,590
Conversion of derivative liability		$2,791,158
Convertible debentures		$122,586
Stock payable
Judgments payable
Accrued expenses	$524,822	$44,725
Accrued expenses – related parties	$150,592
Software Development Cost	$(31,952)
Net cash used in operating activities	$-	$(526,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets		$139
Deferred financing cost		$56,924
Deposits		$(150,000)
Total cash flow from Investing Activities	$-	$(92,937)

CASH FLOWS FROM FINANCING ACTIVITIES
APIC		$526,809
Common Stock		$46,850
Preferred Stock Series C		$1,000
Proceeds from Long term Liabilities	4518
Total cash flow from Financing Activities	$4,518	$574,659

Net Cash Increase for period.	$4,518	$(44,970)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,467	$45,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,985	$677

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

The effect of all stock warrants has been excluded from the calculation of fully diluted earnings per share for the three months ended March 31, 2009, because their effect would be anti-dilutive. The effect of warrants to purchase 24,090 shares of common stock at exercise prices between $3.20 and $1,000 has been excluded from the calculation of fully diluted earnings per shares for the three months ended March 31, 2009, because their effect would be anti-dilutive.

The effect of all convertible debentures and warrants to purchase common stock has been excluded from the calculation of fully diluted earnings per shares for the quarter ended March 31, 2009 and 2010, because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “
The Hierarchy of Generally Accepted Accounting Principles
”, which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective November 15, 2008 which is 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS No. 162 will result in a change in current practice, and eDoorways does not believe that SFAS No. 162 will have an impact on operating results, financial position or cash flows.

In February 2007, the FASB, issued SFAS No. 159, "
The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of SFAS 115
." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." eDoorways adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In March 2006, the FASB issued SFAS 157 "
Fair Value Measurements
." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008, eDoorways adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis. As of March 31, 2009, eDoorways had an accumulated deficit of $75,017,318. The continuation of eDoorways as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDoorways’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDoorways be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

At March 31, 2009, eDoorways had an unsecured note payable in the principal amount of $102,000. This note is unsecured and bears interest at 18% per annum. Accrued interest of $87,928 is included in accrued expenses at March 31, 2009, This note was due on March 1, 2003. It has not been repaid and is currently in default.

During the quarter ended March 31, 2009, eDoorways issued notes payable to various private investors for total cash proceeds of $20,000. The notes had a term of 10 days and were non-interest bearing. They were convertible into common stock of eDoorways at a rate of between $0.001 and $0.033 per share during the 10-day term of the note. Notes in the principal amount of $3,000 were converted into common stock of eDoorways, the remaining $17,000 have passed the ten-day term in which conversion was allowed. These notes have not been repaid and are currently in default.

During the quarter ended March 31, 2008, the holder of a $3,000 promissory note converted the debt into 1,000,000 shares of common stock valued at $10,000. The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, eDoorways recognized a loss on debt settlement of $7,000.

eDoorways evaluated the terms of the convertible notes in accordance with EITF 98-5 and EITF 00-27 and concluded that these notes did not result in a derivative. eDoorways evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature. The discount related to the beneficial conversion feature was valued at $5,253 at inception based on the intrinsic value of the discount. The discount was amortized using the effective interest method over the 10 day term of each note. During the quarter ended March 31, 2009, 2008, $4,953 was charged to interest expense for the amortization of the beneficial conversion feature.

During the quarter ended March 31, 2008, eDoorways issued promissory notes in the amount of $665,000 to various individuals and companies in exchange for services provided to the Company. The notes carried no interest and had a term of 10 days. They were convertible into common stock of eDoorways at a rate of between $0.006 and $0.025 per share during the 10 day term of the notes. The holders of each of these notes elected to convert them into a total of 28,500,000 shares of common stock. The shares were valued at fair value of the date of settlement of $822,500. As a result, eDoorways recognized a loss on debt settlement of $157,500.

The aggregate maturities of notes payable for the three years subsequent to March 31, 2009 are as follows:

Year ending December 31,
2010	1,295,412
2011	2,266,974
2012	1,457,340
Total	$5,414,000

NOTE 4 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

eDoorways had previously evaluated the Convertible Debentures and the warrants under SFAS 133 "Accounting for Derivatives" and EITF 00-19 "
Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock
". eDoorways determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in eDoorways being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. eDoorways would be required to obtain shareholder approval to increase the number of authorized shares needed to share settle those contracts. Because increasing the number of shares authorized is outside of eDoorways’ control, this results in these instruments being classified as liabilities under EITF 00-19 and as derivatives under SFAS 133.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A) Litigation

Texas Workforce Commission.
On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees. This amount is included in judgements payable at March 31, 2009 is $838,610

Marathon Oil Company.
A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading "accrued expenses" on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "Accrued expenses"

Deanna S. Slater.
On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees. No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements. The pre-lawsuit demand was for payment of $15,785. Trial was held on this matter in November 2007. On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and March 31, 2009.

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

During the quarter ended March 31, 2009, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2009, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways. Mr. L. Kimmons will also serve on the board of directors for the year 2009 and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract. During the quarter ended March 31, 2009 Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2009, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2009 and receive monthly director compensation of $2,500. During the quarter ended March 31, 2009, Ms. Kimmons received 6,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

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

During the quarter ended March 31, 2009, eDoorways issued shares of common stock in payment for services under the agreement. The shares were valued at $87,334.21 which was included in general and administrative expense. At March 31, 2009, 2010, eDoorways shares of common stock which were valued at $6,975.28 and are included in stock payable.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the quarter ended March 31, 2009, against the same period from the previous year.. This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-K/A for the year ended December 31, 2008.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," "will", or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in our 10-K for the period ended December 31, 2008 and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results.

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

As the transition to the eDOORWAYS business model has proceeded, we plan on receiving $3.5 million in the third quarter of 2009.

The corporate relationships between us, subsidiaries, joint ventures and strategic alliances will be collaborative, but decentralized so that shared functions, such as accounting are efficient, but existing, successful operations will continue without significant adjustment. New operations will require significant management and professional resources.

We plan to raise capital and hope to secure $3.5 million in the third quarter of 2009 for working capital. Without this funding and considering our current cash balance of $9,985, we do not have enough working capital to continue operations. If raised, the additional $3.5 million would be allocated as follows: $1 million will be used for completion of the B to C version of eDOORWAYS, $500,000 for its launch starting in Austin, Texas and the remaining balance will be used for expenses such as general and administrative, marketing, and consulting. The remainder of 2008 has been devoted to testing and preparing for the soft launch of the B to C version of the service offering, transitioning into the national launch, initiating development of phases II and III of eDOORWAYS, and pursuing the B to B version.

A goal has been set to raise investment capital of $5 million in 2009 through funding acquisitions, joint ventures and strategic alliances to be used in the business to increase working capital, boost staffing, and purchase fixed assets such as a building and server farm. The increase in staffing is projected to be as follows: production - 6 employees, general and administrative - 3 employees, sales and marketing - 6 employees.

The $5 million of capital, if acquired, would be used as follows:

(a)	eDOORWAYS B to C Initial Launch in Austin ($1.5 million)

•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(b)	eDOORWAYS B to C National Launch ($2.5 million)

•	Marketing
•	Site Development & Technology Infrastructure
•	Furniture Fixtures & Equipment
•	Facilities & Office
•	Compensation
•	Working Capital
•	Reserve for Contingencies

(c)	Retire outstanding notes payable ($1 million)

Product Development
Our objective is to complete testing of Phase I of the eDOORWAYS B to C web service offering during the remainder of 2009 in preparation for a "soft launch" in Austin, Texas by the end of January 2010. It's also our objective initiate development of Phases II and III of the eDOORWAYS B to C service offering during the first quarter of 2010, with a goal of completing one or both by the end of the 2010 calendar year. Also, in the second quarter of 2009, we hope to complete development of a B to B version of eDOORWAYS.

Pre-launch Organization and Planning
Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version must be completed in the fourth quarter of 2009..

Marketing/Deployment of the eDOORWAYS’ "B to C" Service Offering
Applied Storytelling, our brand development consultant, has established an objective of completing our B to C marketing and deployment strategy in the first quarter of 2010.

Development of the Brand Platform
Applied Storytelling has been engaged to create the eDOORWAYS brand identity, it's positioning strategy, and platform. These activities are scheduled to be completed in the first quarter of 2010 in advance of our "soft launch."

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

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance. The Series C convertible preferred stock was valued using market value of twenty shares of common stock. The company recorded the value of the common stock as compensation expense at issuance. The value of the Series C convertible preferred stock was recorded as deferred stock compensation at the date of issuance and is being amortized over one year. The Company recognized compensation expense of $78,750 related to the Series C Preferred Stock during the quarter ended March 31, 2009.

During the quarter ended March 31, 2008, Mr. G. Kimmons received an additional 4,000,000 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways. Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract. During the quarter ended March 31, 2009, 2008, Mr. L. Kimmons received 11,000,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500. During the quarter ended March 31, 2009, Ms. Kimmons received 2,000,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract. As of March 31, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

Liquidity

During the three months ended March 31, 2009, we received cash of $0 in our operations compared to using $44,970 in the comparative quarter of 2008. We had cash on hand of $9,985 as of March 31, 2009 and $5,467 at March 31, 2008. As reflected in the accompanying financial statements, the Company has a loss from operations of $846,330 a positive cash flow from operations of $0 and has a stockholder’s deficiency of $8,695,487. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended March 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2009 Compared to Quarter ended MARCH 31, 2008

There were no revenues for the quarter ended March 31, 2009 and for March 31, 2008

We had operating expenses of $643,508
for the quarter ended March 31, 2009 as compared to $224,428 on March 31, 2008. This has been due to the company being at a more advanced stage of development.

Our net loss was $846,330
during the quarter ended March 31, 2009. as compared to $ 3,289,071 on March 31, 2008. The loss from last year was due to a loss on derivative liability.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2009 our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, we identified and continue to have the following material weakness in our internal controls over financial reporting:

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

Deanna S. Slater.
On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees. No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in damages along with certain other pleading requirements. The pre-lawsuit demand was for payment of $15,785. Trial was had on this matter in November 2007. On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2007 and March 31, 2009, 2008.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

There were no securities issued by eDoorways during the three-month period ended March 31, 2009, 2010 and were not registered under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Item 1. Exhibits.

Exhibit No.	Description	Filed Herewith	Previously Filed and Incorporated
31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: Feb 15, 2020	/s/ Saskya Bedoya
Saskya Bedoya, President

