Form 10-Q
period 2009-06-30
Carnegie Development, Inc
filed 2020-02-18
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2009, 317,747,227 shares of common stock.

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

eDOORWAYS CORPORATION
FORM 10-Q
June 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	30-Jun-09	31-Dec-08
ASSETS
CURRENT ASSETS
Cash	$13,145	$5,467

OTHER CURRENT ASSETS
Software Development Cost	54,303

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $2,215 and $1,660, respectively	3,242	3,334
Deposits	2,000	2,000
Total Other Assets	5,242	5,334
TOTAL ASSETS	$72,690	$10,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	743,075	743,075
Judgments payable	838,610	838,610
Stock payable	354,312	354,312
Accrued expenses – related parties	704,227	403,043
Accrued expenses – other	937,505	92,518
Current portion of notes payable	1,019,837	668,565
TOTAL CURRENT LIABILITIES	4,597,566	3,100,123

LONG TERM LIABILITIES
Notes payable	4,767,513	4,759,835

TOTAL LIABILITIES	9,365,079	7,859,958

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	1,000
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 317,747,047 and 13,318,846 shares issued and outstanding, respectively	317,747	317,747
Additional paid-in capital	66,003,083	66,003,083
Accumulated deficit	(75,614,220)	(74,170,988.00)
TOTAL STOCKHOLDERS’ DEFICIT	(9,292,389)	(7,849,157)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,690	$10,801

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2009

	For The Three Months Ended June 30th		For Six Months Ended June 30th
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Compensation	150,592	122,008	301,184	274,375
Depreciation & Amortization	46	138	92	277
General and Administrative	266,549	2,634,919	705,311	2,699,058
Legal & Professional Services	31,265	66,444	85,373	74,227
Total operating expenses	$448,452	$2,823,509	$1,091,960	$3,047,937

LOSS FROM OPERATIONS	$(448,452)	$(2,823,509)	$(1,091,960)	$(3,047,937)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	(114,800)	(6,609,111)	(114,800)	(9,404,758)
Interest expense		(274,402)		(543,398)
Loss on debt settlement	(33,650)	(157,500)	(236,472)	(157,500)
Total other income (expenses)	(148,450)	(7,041,013)	(351,272)	(10,105,656)

NET LOSS	$(596,902)	$(9,864,522)	$(1,443,232)	$(13,153,593)

LOSS PER SHARE:
Basic and diluted	$(0.00188)	$(0.05423)	$(0.00454)	$(0.07231)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	317,747,227	181,899,834	317,747,227	181,899,834

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Quarter Ended June 30, 2009
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31,2006	0	-	1,000	$1	37,749	$38	$61,473,512	$(65,748,684)	$(4,275,133)

Common stock issued for services			-		10,008,000	10,008	591,192		601,200
Conversions of debt and promissory notes into equity					3,274,097	3,273	290,771		294,044
Fair value of derivatives converted to equity							433,132		433,132
Beneficial conversion feature converted to equity							59,180		59,180
Cancelled shares for services					(1,000)	(1)	(28,999)		(29,000)
Net loss for the year ended December 31,2007								(1,676,577)	(1,676,577)

Balance – December 31, 2007	0	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(67,425,261)	$(4,593,154)

Preferred stock issued for compensation	750,000	750	-	-	-	-	134,250	-	135,000
Preferred stock issued for services	250,000	250	-	-	-	-	44,750	-	45,000
Common stock issued for services	-	-	-	-	229,384,143	229,384	1,844,916	-	2,074,300
Common stock issued for compensation	-	-	-	-	40,437,500	40,438	312,325	-	352,763
Common stock issued for debt conversion	-	-	-	-	34,606,738	34,607	813,290	-	847,897
Fair value of derivatives converted to equity	-	-	-	-	-	-	4,489	-	4,489
Discount on convertible debt	-	-	-	-	-	-	16,262	-	16,262
Fair value adjustment for elimination of derivatives	-	-	-	-	-	-	14,013	-	14,013

Net loss	-	-	-	-	-	-	-	(6,745,727)	(6,745,727)

Balance - December 31, 2008	1,000,000	$1,000.0	1,000	$1	317,747,227	$317,747	$66,003,083	$(74,170,988)	$(7,849,157)
Common stock issued for services
Common stock issued for compensation
Common stock issued for debt conversion
Net loss								(1,443,232)	(1,443,232)
Balance - June 30, 2009	1,000,000	$1,000	1,000	$1	317,747,227	$317,747.0	$66,003,083	$(75,614,220)	$(9,292,389)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
 STATEMENTS OF CASH FLOW
 (unaudited)

	For The Three Months Ended June 30th		For Six Months Ended June 30th
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net Income/Loss	$(596,902)	$(9,864,522)	$(1,443,232)	$(13,153,593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	46		92
Defered Compensation		241,875
Changes in operating assets and liabilities:
Prepaid insurance
Deposits
Accounts payable		296,280		337,475
Current portion of notes payable	148,450	(63,748)	351,272	(59,158)
Conversion of derivative liability		6,616,111		9,407,269
Convertible debentures		222,630		345,216
Stock payable		205,185		205,185
Judgments payable
Accrued expenses	320,165	126,342	844,987	171,067
Accrued expenses – related parties	150,592	177,982	301,184	177,982
Software Development Cost	(22,351)		(54,303)
Net cash used in operating activities	$-	$(2,041,865)	$-	$(2,568,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets		138		277
Deferred financing cost		37,083		94,007
Deposits		157,211		7,211
Total cash flow from Investing Activities	$-	$194,432	$-	$101,495

CASH FLOWS FROM FINANCING ACTIVITIES
APIC		1,718,668		2,245,477
Common Stock		128,682		175,532
Preferred Stock Series C				1,000
Proceeds from Long term Liabilities	3,160		7,678
Total cash flow from Fianancing Activities	$3,160	$1,847,350	$7,678	$2,422,009

Net Cash Increase for period.	3,160	(83)	7,678	(45,053)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,985	677	5,467	45,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,145	$594	$13,145	$594

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
Notes to Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of eDOORWAYS CORPORATION (“eDoorways”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in eDoorways’ latest Annual Report filed with the SEC on Form 10-K/A for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, December 31, 2008, as reported in Form 10-K/A, have been omitted.

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

The effect of all stock warrants has been excluded from the calculation of fully diluted earnings per share for the three months ended June 30, 2009, because their effect would be anti-dilutive. The effect of warrants to purchase 24,090 shares of common stock at exercise prices between $3.20 and $1,000 has been excluded from the calculation of fully diluted earnings per shares for the three months ended June 30, 2009 because their effect would be anti-dilutive.

The effect of all convertible debentures and warrants to purchase common stock has been excluded from the calculation of fully diluted earnings per shares for the quarter ended June 30, 2009, because their effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2009, eDoorways had an accumulated deficit of $75,614,220. The continuation of eDoorways as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDoorways’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDoorways be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

At June 30, 2009, eDoorways had an unsecured note payable in the principal amount of $102,000. This note is unsecured and bears interest at 18% per annum. Accrued interest of $87,928 is included in accrued expenses at June 30, 2009. This note was due on March 1, 2003. It has not been repaid and is currently in default.

During the quarter ended March 31, 2008, eDoorways issued notes payable to various private investors for total cash proceeds of $20,000. The notes had a term of 10 days and were non-interest bearing. They were convertible into common stock of eDoorways at a rate of between $0.001 and $0.033 per share during the 10-day term of the note. Notes in the principal amount of $3,000 were converted into common stock of eDoorways, the remaining $17,000 have passed the ten-day term in which conversion was allowed. These notes have not been repaid and are currently in default.

During the quarter ended March 31, 2008, the holder of a $3,000 promissory note converted the debt into 1,000,000 shares of common stock valued at $10,000. The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, eDoorways recognized a loss on debt settlement of $7,000.

eDoorways evaluated the terms of the convertible notes in accordance with EITF 98-5 and EITF 00-27 and concluded that these notes did not result in a derivative. eDoorways evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature. The discount related to the beneficial conversion feature was valued at $5,253 at inception based on the intrinsic value of the discount. The discount was amortized using the effective interest method over the 10-day term of each note. During the quarter ended March 31, 2008, $4,953 was charged to interest expense for the amortization of the beneficial conversion feature.

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

The aggregate maturities of notes payable for the three years subsequent to June 30, 2009 are as follows:

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A) Litigation

Texas Workforce Commission.
On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees. This amount is included in judgements payable at June 30, 2009 is $838,610

Marathon Oil Company.
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
On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees. No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements. The pre-lawsuit demand was for payment of $15,785. Trial was held on this matter in November 2007. On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and June 30, 2009.

B) Consulting Agreements

Gary Kimmons.
On January 1, 2008, eDoorways entered into a three-year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation. The agreement will automatically extend at the end of the 3-year term, unless notification is given by either party to terminate. Compensation was set and authorized by the Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' accomplishments related to the EDOORWAYS initiative in 2007; and, d) EDoorways will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 6 – STOCKHOLDER’S EQUITY) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

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

During the quarter ended March 31, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways. Mr. L. Kimmons will also serve on the board of directors for the year 2008, and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract. During the quarter ended March 31, 2008, Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500. During the quarter ended March 31, 2008, Ms. Kimmons received 6,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compares our results of operations for the quarter ended June 30, 2009, against the same period from the previous year.. This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-K/A for the year ended December 31, 2008.

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

Pre-launch Organization and Planning
Planning and organizing activities for the establishment of Austin, Texas as the operational headquarters of eDOORWAYS Corporation, as well as for the "soft launch" of the B to C version must be completed in the fourth quarter of 2009.

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

Recent Events
Gary Kimmons.
On January 1, 2008, we entered into a three-year employment agreement with Gary Kimmons, to act as the CEO and President of the Company. The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate. Compensation was set and authorized by Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive's annual base salary (executive may elect to receive bonus in the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons' accomplishments related to the EDOORWAYS initiative in 2007; and, d) The Company will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 6 – Stockholder’s Equity) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance. The Series C convertible preferred stock was valued using market value of twenty shares of common stock. The company recorded the value of the common stock as compensation expense at issuance. The value of the Series C convertible preferred stock was recorded as deferred stock compensation at the date of issuance and is being amortized over one year. The Company recognized compensation expense of $78,750 related to the Series C Preferred Stock during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, Mr. G. Kimmons received an additional 4,000,000 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2008, we entered into a one year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways. Mr. L. Kimmons will also serve on the board of directors for the year 2008 and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract. During the quarter ended March 31, 2008, Mr. L. Kimmons received 11,000,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500. During the quarter ended March 31, 2008, Ms. Kimmons received 2,000,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract. As of June 30, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

Liquidity

During the three months ended June 30, 2009, we received cash of $0 in our operations compared to using $0 in the comparative quarter of 2008. We had cash on hand of $13,145 as of June 30, 2009 and $594 at June 30, 2008. As reflected in the accompanying financial statements, the Company has a loss from operations of $448,452 a positive cash flow from operations of $0 and has a stockholder’s deficiency of $9,292,389. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended June 30, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2009 COMPARED TO QUARTER ENDED JUNE 30, 2008

There were no revenues for the quarter ended June 30, 2009 and for June 30, 2008

We had operating expenses of $448,452 for the quarter ended June 30, 2009 as compared to $2,823,509 on June 30, 2008. This has been due to the company incurring higher administrative costs in June 30, 2008.

Our net loss was $596,902
during the quarter ended June 30, 2009. as compared to $ 9,864,522 on June 30, 2008. The loss from last year was due to a loss on derivative liability.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Deanna S. Slater.
On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees. No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in damages along with certain other pleading requirements. The pre-lawsuit demand was for payment of $15,785. Trial was had on this matter in November 2007. On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and June 30, 2009

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

There were no securities issued by eDoorways during the three-month period ended June 30, 2009 and were not registered under the Securities Act.

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

