Form 10-Q
period 2009-09-30
Carnegie Development, Inc
filed 2020-02-18
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2009, 647,121,227 shares of common stock.

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

eDOORWAYS CORPORATION
FORM 10-Q
March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	30-Sep-09	31-Dec-08
ASSETS
CURRENT ASSETS
Cash	$39,025	$5,467

OTHER CURRENT ASSETS
Software Development Cost	237,327

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $2,215 and $1,660, respectively	3,196	3,334
Deposits	2,000	2,000
Total Other Assets	5,196	5,334
TOTAL ASSETS	$281,548	$10,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$748,728	$743,075
Judgments payable	847,688	838,610
Stock payable	645,312	354,312
Accrued expenses – related parties	777,622	403,043
Accrued expenses – other	0	92,518
Current portion of notes payable	609,852	668,565
Convertible debentures 6%, net of discount of $-0- and $1,811,528, respectively	-	-
Convertible debenture derivative liability	-	-
TOTAL CURRENT LIABILITIES	3,629,202	3,100,123

LONG TERM LIABILITIES
Notes payable	5,216,000	4,759,835

TOTAL LIABILITIES	8,845,202	7,859,958

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	1,000
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 647,121,227 shares issued and outstanding, respectively	647,121	317,747
Additional paid-in capital	69,784,069	66,003,083
Accumulated deficit	(78,995,845)	(74,170,988.00)
TOTAL STOCKHOLDERS’ DEFICIT	(8,563,654)	(7,849,157)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$281,548	$10,801

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

	For The Three Months Ended September 30th		For The Nine Months Ended September 30th
	2009	2008	2009	2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Compensation	150,592	147,000	451,776	421375
Depreciation & Amortization	46	139	138	416
General and Administrative	181,416	274292	886,727	2,973,350
Legal & Professional Services	20,843	22,684	106,216	96,911
Total operating expenses	352,897	444,115	1,444,857	3,492,052

LOSS FROM OPERATIONS	(352,897)	(444,115)	(1,444,857)	(3,492,052)

OTHER INCOME (EXPENSES)
Gain on debt Exitnguishment		7,690		7,690
Gain (loss) on derivative liability		8,045,443	(114,800)	(1,359,315)
Interest expense	(17,957)	(238,379)	(17,957)	(781,777)
Loss on debt settlement	(3,010,771)		(3,247,243)	(157,500)
Total other income (expenses)	(3,028,728)	7,814,754	(3,380,000)	(2,290,902)

NET LOSS	$(3,381,625)	$7,370,639	$(4,824,857)	$(5,782,954)

LOSS PER SHARE:
Basic and diluted	(0.0052)	0.0405	(0.0075)	(0.0318)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	647,121,227	181,899,834	647,121,227	181,899,834

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
For The Quarter Ended September 30, 2009
(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31,2006	-	-	1,000	$1	37,749	$38	$61,473,512	$(65,748,684)	$(4,275,133)

Common stock issued for services			-		10,008,000	10,008	591,192		601,200
Conversions of debt and promissory notes into equity					3,274,097	3,273	290,771		294,044
Fair value of derivatives converted to equity							433,132		433,132
Beneficial conversion feature converted to equity							59,180		59,180
Cancelled shares for services					(1,000)	(1)	(28,999)		(29,000)
Net loss for the year ended December 31,2007								(1,676,577)	(1,676,577)
Balance – December 31, 2007	-	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(67,425,261)	$(4,593,154)

Preferred stock issued for compensation	750,000	750	-	-	-	-	134,250	-	135,000
Preferred stock issued for services	250,000	250	-	-	-	-	44,750	-	45,000
Common stock issued for services	-	-	-	-	229,384,143	229,384	1,844,916	-	2,074,300
Common stock issued for compensation	-	-	-	-	40,437,500	40,438	312,325	-	352,763
Common stock issued for debt conversion	-	-	-	-	34,606,738	34,607	813,290	-	847,897
Fair value of derivatives converted to equity	-	-	-	-	-	-	4,489	-	4,489
Discount on convertible debt	-	-	-	-	-	-	16,262	-	16,262
Fair value adjustment for elimination of derivatives	-	-	-	-	-	-	14,013	-	14,013
Net loss	-	-	-	-	0	$-	-	$(6,745,727)	$(6,745,727)
Balance - December 31, 2008	1,000,000	$1,000.0	1,000	$1	317,747,227	$317,747	$66,003,083	$(74,170,988)	$(7,849,157)

Common stock issued for services					252,151,000	252,151	1,134,296
Common stock issued for compensation					77,223,000	77,223	756,197
Common stock issued for debt conversion							1,890,494
Net loss								(4,824,857)	(4,824,857)
Balance - September 31, 2009	1,000,000	$1,000	1,000	$1	647,121,227	$647,121	$69,784,070	$(78,995,845)	$(8,563,653)

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
 STATEMENTS OF CASH FLOW
 (unaudited)

	For The Three Months Ended September 30th		For The Nine Months Ended September 30th
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net Income/Loss	$(3,381,625)	$7,370,639	$(4,824,857)	$(5,782,954)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	46		138
Changes in operating assets and liabilities:
Prepaid insurance
Deposits
Accounts payable	5,653	72,536	5,653	410,011
Current portion of notes payable	(409,985)	277,274	(58,713)	218,116
Conversion of derivative liability		(12,212,792)		(2,805,523)
Convertible debentures		(780,042)		(434,826)
Stock payable	291,000	(140,035)	291,000	65,150
Judgments payable	9,078		9,078
Accrued expenses	(937,505)	(254,037)	(92,518)	(82,970)
Accrued expenses – related parties	73,395	143,061	374,579	321,043
Software Development Cost	(183,024)		(237,327)
Net cash used in operating activities	$(4,532,967)	$(5,523,396)	$(4,532,967)	$(8,091,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets		139		416
Deferred financing cost		121,679		215,686
Deposits				7,211
Total cash flow from Investing Activities	$-	$121,818	$-	$223,313

CASH FLOWS FROM FINANCING ACTIVITIES
APIC	3,780,986	343,333	3,780,986	2,588,810
Common Stock	329,374	38,589	329,374	214,121
Preferred Stock Series C				1,000
Proceeds from Long term Liabilities	448,487	5,019,726	456,165	5,019,726
Total cash flow from Fianancing Activities	$4,558,847	$5,401,648	$4,566,525	$7,823,657

Net Cash Increase for period.	25,880	70	33,558	(44,983)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,145	594	5,467	45,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,025	$664	$39,025	$664

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

Basic and diluted net income (loss) per share

Basic and diluted net income (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in periods with net income.

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

The effect of all stock warrants has been excluded from the calculation of fully diluted earnings per share for the three months ended September 30, 2009, because their effect would be anti-dilutive.  The effect of warrants to purchase 24,090 shares of common stock at exercise prices between $3.20 and $1,000 has been excluded from the calculation of fully diluted earnings per shares for the three months ended September 30, 2009 because their effect would be anti-dilutive.

The effect of all convertible debentures and warrants to purchase common stock has been excluded from the calculation of fully diluted earnings per shares for the quarter ended September 30, 2009, because their effect would be anti-dilutive.

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

In March 2006, the FASB issued SFAS 157 "
Fair Value Measurements
." This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Effective January 1, 2008, eDoorways adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. As of September 30, 2009, eDoorways had an accumulated deficit of $78,995,845.  The continuation of eDoorways as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDoorways’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDoorways be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

At September 30, 2009, eDoorways had an unsecured note payable in the principal amount of $102,000.  This note is unsecured and bears interest at 18% per annum.  Accrued interest of $87,928 is included in accrued expenses at September 30, 2009, this note was due on March 1, 2003.  It has not been repaid and is currently in default.

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

The aggregate maturities of notes payable for the three years subsequent to September 30, 2009 are as follows:

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

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

A) Litigation

Texas Workforce Commission.
 On February 10, 2000, the Texas Workforce Commission placed an administrative lien on us in the amount of $109,024 in connection with a claim for unpaid compensation by our former employees.  This amount is included in judgements payable at September 30, 2009 is $838,610

Marathon Oil Company.
 A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading "accrued expenses" on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "judgements payable"

Deanna S. Slater.
  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she amended her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was held on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and September 30, 2009.

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

During the quarter ended March 31, 2008, Mr. G. Kimmons received an additional 4,062,500 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2008, we entered into a one-year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways.  Mr. L. Kimmons will also serve on the board of directors for the year 2008 and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the quarter ended March 31, 2008, Mr. L. Kimmons received 11,250,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the quarter ended March 31, 2008, Ms. Kimmons received 6,375,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis compare our results of operations for the quarter ended September 30, 2009, against the same period from the previous year.  This discussion and analysis should be read in conjunction with our condensed financial statements and related notes included elsewhere in this report, and our Form 10-K/A for the year ended December 31, 2008.

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

The 30,000,000 shares of restricted common stock were valued at $270,000, and the 750,000 shares of Series C convertible preferred stock were valued at $105,000, based on the market value of the stock on the date of issuance.  The Series C convertible preferred stock was valued using market value of twenty shares of common stock.  The company recorded the value of the common stock as compensation expense at issuance.  The value of the Series C convertible preferred stock was recorded as deferred stock compensation at the date of issuance and is being amortized over one year.  The Company recognized compensation expense of $78,750 related to the Series C Preferred Stock during the quarter ended September 30, 2009

During the quarter ended March 31, 2008, Mr. G. Kimmons received an additional 4,000,000 shares of common stock and $29,675 in cash in partial settlement of amounts owed under this contract.  As of March 31, 2009, accrued compensation and expense reimbursements of $218,743 were included in accrued expenses to related parties.

Lance Kimmons.
On January 1, 2008, we entered into a one-year consulting services agreement with Lance Kimmons (a director of eDoorways) to assist with operations and business development of eDoorways.  Mr. L. Kimmons will also serve on the board of directors for the year 2008 and will receive the monthly director compensation of $2,500 per month, in addition to a $7,000 per month fee for consulting services in relation to the business development aspect of the contract.  During the quarter ended March 31, 2008, Mr. L. Kimmons received 11,000,000 shares of common stock and $5,000 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2009, accrued compensation of $54,500 was included in accrued expenses to related parties.

Kathryn Kimmons.
On January 1, 2008, eDoorways entered into a non-employee director agreement with Kathryn Kimmons (a related party) to serve on the Board of Directors for the year 2008 and receive monthly director compensation of $2,500.  During the quarter ended March 31, 2008, Ms. Kimmons received 2,000,000 shares of common stock and $9,500 in cash in partial settlement of amounts owed under this contract.  As of September 30, 2009, accrued director compensation of $47,800 was included in accrued expenses to related parties.

Liquidity

During the three months ended September 30, 2009, we used cash of $4,532,967 in our operations compared to using $5,523,396 in the comparative quarter of 2008.  We had cash on hand of $39,025 as of September 30, 2009 and $5,467 at September 30, 2008. As reflected in the accompanying financial statements, the Company has a loss from operations of $352,897 a positive cash flow from operations of $25,880 and has a stockholder’s deficiency of $8,563,654.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

 Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended September 30, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2008

There were no revenues for the quarter ended September 30, 2009 and for September 30, 2008

We had operating expenses of $352,897 for the quarter ended September 30, 2009 as compared to $444,115 on September 30, 2008. This has been due to the company incurring higher administrative costs in September 30, 2008.

Our net loss was $3,381,625
during the quarter ended September 30, 2009. as compared to a profit of $ 7,370,639 on September 30, 2008. The profit from last year was due to a gain on derivative liability.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2009. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Marathon Oil Company.
 A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading "accrued expenses" on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney's fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading "judgements payable."

Deanna S. Slater.
  On August 31, 2006, Deanna S. Slater, an independent contractor formerly with M Power Entertainment, Inc., brought suit in County Civil Court at Law Number Four in Harris County, Texas, Docket Number 872,560, alleging breach of contract, quantum meruit, promissory estoppel and for attorney's fees.  No specific dollar amount was claimed by Ms. Slater but the court on December 29, 2006 granted our Special Exceptions and she replied her petition alleging the amount she sought in damages along with certain other pleading requirements.   The pre-lawsuit demand was for payment of $15,785.   Trial was had on this matter in November 2007.  On December 31, 2007 the court awarded Deanna S. Slater the sum of $3,400 and $5,000 to her attorneys. We recorded the amount of $8,400 in our Financial Statements as of December 31, 2008 and September 30, 2009.

We are not aware of other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

There was no sale of securities by eDoorways during the three-month period ended September 30, 2009 and were not registered under the Securities Act.

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

