Form 10-K
period 2009-12-31
Carnegie Development, Inc
filed 2020-02-18
CIK 1024095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of December 31, 2009, the aggregate market value of voting common stock held by non-affiliates of the registrant is $34,921,918. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As of December 31, 2009, the Issuer had a total of 1,181,212,227 shares of common stock issued and outstanding.

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

2

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

We are a web-based service provider aimed at America’s “net-generation” computer users. As a web based “Town Square”, we aim to provide businesses and consumers with a platform for exchanging ideas, services and products within a highly technologically sophisticated social networking environment. eDoorways intends to offer a way to identify, locate and engage a varying array of resources (both locally and globally) that will provide for advanced problem solving, enhanced learning, conceptualizing and taking ideas to completion, intelligent searches resulting in finding hard-to-get information, or buying and selling items through sophisticated ecommerce networks.

We intend to capitalize on current Web 2.0 community democratic Internet service offerings like
MySpace
,
Craig’s List
, and
Wikipedia
. We are also incorporating emerging Web 3.0 software technologies. Through Web 3.0, we believe that we will possess a global reach and commerce potential that exceeds current service offerings on the Internet. We intend to offer today’s generation of web users a highly collaborative personal and work space that fosters new levels of achievement and creativity.

PRODUCTS AND SERVICES

As part of our initial service offering, we are creating a web-based consumer problem solving gateway, lifestyle information source and online business-to-consumer marketplace designed to save the consumer valuable time and money by uniting him/her with the global consumer community, retailers, and manufacturers in an effective new way. The service offering, or “doorway”, is called “SOLVE.” The SOLVE doorway will serve as a central forum for new media e-commerce business-to-consumer product marketing, customer support and distribution. We are targeting SOLVE to become a resource for anyone who is actively engaged in pursuing a lifestyle - whether it’s home improvement, gardening, rebuilding old cars, or sports. SOLVE will assist the general public in solving daily problems. It also will assist the general public in buying those things that are most important and relevant to its needs and interests.

SOLVE could offer a wide range of businesses a unique opportunity to present their products and services to a broader market. The “storefronts” that businesses establish on SOLVE will be predicated on the concept that they are bringing relevant expert assistance to consumers at their critical moment of need. This will give our business clients a chance to build clientele and strengthen their brand by engaging consumers through service and support. In doing so, such businesses will have a new way to not only retain current customers, but also reach potential new customers, close the sale, and build a long-standing relationship.

Example of a Typical “SOLVE” Transaction

Imagine that your hot water heater in your home is not working correctly. Unfortunately, troubleshooting malfunctioning hot water heaters is not your area of expertise. To garner the information you need, you enter the eDoorways gateway on your laptop computer. Inside eDoorways, you’re escorted to the Home Improvement lifestyle area where you’re able to review in-depth and comprehensive information about your problem supplied and maintained by others in the democratic community who have relevant expertise. Next, you choose to speak with subject matter experts representing home improvement products and service vendors who offer to lend a hand. You select a local vendor who introduces John, the hot water heater troubleshooting expert. With John’s knowledgeable guidance and support, you gain the expertise necessary to diagnose the nature of the problem - a worn out coil. John offers to have a new one sent over immediately from their store down the street, or they can have it waiting for you to pick up. However, you decide that maybe its time for a new and larger 75 gallon heater. John points you to their water heater manufacturer’s representative, who assists you in making a purchase choice. Shortly thereafter, the new heater is on its way to your home.

The example above narrowly describes how the “SOLVE” doorway of eDoorways can be of service. However, we believe that SOLVE’s capabilities are far greater than described above, offering real-time group problem solving and collaborative capabilities and many other features.

We will offer two synergistic service components to drive the SOLVE sub-brand:

1.	A performance support feature that assists consumers in resolving current lifestyle problems and issues on a real-time collaborative basis; and

2.	An e-marketplace where vendors are allowed to establish “storefronts” where they can communicate directly with consumers.

These two service elements will be uniquely combined into a single, seamless interface to provide an environment designed to foster collaborative teamwork between the consumer, other members of the broader consumer community, retailers, and manufacturers.

SOLVE will be first and foremost a problem solver, allowing “lifestyle consumers” to quickly research and assess their problem (like installing brake pads on the car, or planting the right landscape at home) with the aid and valuable knowledge of thousands of others who have a solution at hand that they’re willing to share. The idea is to put the consumer in a unique problem-solving environment that can effectively assist him/her in obtaining the right solution and acquiring the resources (i.e., products and services) necessary to put the solution in motion. To do this, we make the consumer, relevant retailers and manufacturers, and the consuming public as a whole (who have contextual experience potentially valuable to the person with the problem) part of a single goal-oriented team.

With its second service component of the SOLVE, eDoorways will be an e-commerce business-to-consumer marketplace. Once the consumer has a solution at hand, retailers/manufacturers can help him/her acquire necessary products/services quickly and conveniently. Manufacturers also can assist the consumer by offering context-relevant information, guidance and support, promotional offers and the business-to-consumer tools geared to solve the consumer’s problem.

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

SOLVE will also benefit vendors because it:

•
Serves as a new platform for business commerce, delivering targeted “gold nugget” prospects (consumers) to vendors. Offers vendors a forum for demonstrating credibility and an avenue for closing the prospective customer;

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

•	Offers businesses a way to drive consumer traffic to brick-and-mortar facilities, and;

•	Reinforces the concept that businesses can offer true customer service and genuine solutions.

Technologies Used to Provide Services

We believe that the initial SOLVE service offering will be accomplished through the integration of the following software technologies:

•	“Targeting” software - used to pinpoint consumers’ physical location and market availability; available from numerous vendors.

•	“Push” software - used to drive “permission” marketing campaigns of our partners; available from numerous vendors.

•	Systems integration software - used to “manage” all of the above; available from numerous vendors.

Intelligent search software – used to assist consumers in obtaining timely and relevant solutions to their problems, both within the context of the moment and over a long period of time.

•	“Intelligent” teaching software - our proprietary expert systems based educational software; to be updated and revised to accommodate recent advances in presentation and transmission capabilities.

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

A key aspect of the first SOLVE service element is the fact that eDoorways brings additional resources to bear in solving the consumer’s problem. One important resource is that of training and education on relevant lifestyle topics and issues, which is supported by our “intelligent” instructional technology. We have developed a highly advanced and internationally accredited teaching technology known as the “intelligent” instructional technology.

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

The Other “Doorways” of the eDOORWAYS Brand

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

Doorway VII
The Cardinal Doorway that leads to and orchestrates all others. It is the source of the technology and horsepower that drives the other six doorways. Doorway VII is the all-seeing, all-knowing personal assistant. No matter which doorway you’re in, Doorway VII will be standing at your side as your personal guide, assistant and mentor. It can tell you the questions you should be asking to accomplish your goal. And it is the ultimate provider of resources. Doorway VII will be the constant observer of both your actions and those of the world, reaching out to the world at the proper moment to bring you the exact knowledge and resources you need. Doorway VII will be constantly observing and learning, thereby enhancing the nature of the services it can offer.

We anticipate, although no assurance can be given, that we will complete the branding plan on or before the end of December,2009. Until such time, we will not be able to make a final determination of the technologies we will require to offer the services contemplated above.

COMPETITION

eDOORWAYS will be an open website with typical HTML interactivity that people can access through internet searches as well as from a variety of partner/client websites. eDOORWAYS’ first doorway, SOLVE, will compete either directly or indirectly with the following web-based entities: GenieTown, LooBoo, The Local Guru, Local, Yub, Slide, Facebook, LinkedIn, Yahoo Answers, MySpace, and Fatdoor. However, we believe that these competitors do not have a collaboratively-based contextual (real time) service offering of the type contemplated by our business plan.

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

The Local Guru
The Local Guru’s mission is to deliver valuable tools and marketing for skilled Canadian residents, allowing people of like-skills to build relationships and grow business and contacts. Their goal is to become Canada’s most effective way to link skilled persons with people in their community. TheLocalGuru.com is about capturing that skill and enabling people to leverage it for the benefit of self and community.

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

Yub
Yub is an online mall where people meet, hang together, and get up to 25% back for shopping. The number of products listed in Yub’s mall is 5,921,625. Like a real mall, you can hang out with friends, meet others, and people watch. Unlike a real mall, Yub personalizes your shopping and pays you for it.

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

LinkedIn
LinkedIn’s mission is to help people be more effective in their daily work and open doors to opportunities using the professional relationships they already have. A LinkedIn network consists of a person’s connections, their connections’ connections, and the people they know, linking them to thousands of qualified professionals.

Yahoo! Answers	With Yahoo! Answers, one can get real answers from real people. A user can ask questions easily, answer others’ questions, and see what others are asking.

MySpace	MySpace permits:
	∙	Friends who want to talk Online
	∙	Single people who want to meet other Singles
	∙	Matchmakers who want to connect their friends with other friends
	∙	Families who want to keep in touch--map your Family Tree
	∙	Business people and co-workers interested in networking
	∙	Classmates and study partners
	∙	Anyone looking for long lost friends.

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

Based on SOLVE’s design, we believe that none of the primary competitors we have identified above can or has attempted to offer an intensive problem solving service of the nature that we’ve developed. Moreover, although websites such as Google and Ask.com offer their search capabilities as a problem solving tool, the searches that can be performed on such websites do not approximate the kind of collaborative problem solving service we are contemplating and as such, these sites are not deemed by us to be competitors of the Company. The eDoorways search function is combined with context-relevant information and other useful functions such as placing consumers in contact with retailers and manufacturers in real-time. This will enable consistent and continuous product/service status reports along with all other availabile information, guidance and support. It will also provide valuable context-relevant “community chat” solutions offered by other consumers familiar with the problem faced by the searching consumer.

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

Our “SOLVE” branding strategy is based in a large part on our perception that the Internet services market is moving toward a new phase. We foresee a major push in the direction of aggregating both static and contextual information of potential interest to consumers and rendering that information to consumers in a form that is easier to understand and relate to. It can be safely assumed that the larger, more dominant players in the market will take the lead in this effort. Our plan is to move quickly and effectively in an attempt to assume a dominant role in the niche before the larger players are able to act.

In view of the above, eDOORWAYS’ competitive advantage for SOLVE and its value-add may be summarized as follows:

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

In 2009, the Company filed applications for three Service Marks for the names “iDoorways”, “Consumer 3.0” and “eDOORWAYS”. As of December 31, 2009, these applications were still pending.

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

EMPLOYEES

As of the reporting date and thereafter, we had one (1) employee. During 2009, to lower operating costs, we relied on consultants rather than employment contracts.

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

A default judgment was taken against us in favor of Marathon Oil Company on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney’s fees and post judgment interest at 10% per annum until paid, credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 has been accrued in our financial statements under the heading Judgments payable.

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

The amount of accrued interest on all these unpaid judgments totaled $384,667 as of December 31, 2009.

We are not aware of any other claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTC Bulletin Board System under the ticker symbol “EDWY.OB.”

Holders

There were approximately 140 holders of record of our Common Stock as of December 31, 2009.

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

On March 30, 2007 (the “Closing”), we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, on March 30, 2007, the Investors purchased an aggregate of (i) $165,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,500,000 shares of our common stock (the “Warrants”). After the effect of our reverse common stock split of 2000 to 1 in 2007 the warrants were reduced to 750 shares.

During the year 2009, we issued 863,465,000 shares to cover several expenses, Common stock issued for services amounted to 252,151,000 valued at $252,151 and 302,369,000 shares valued at $302,369 to cover compensation and the balance of the Common stock issued was for Converting debt to equity.

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

Plan of Operation

During the next 12 months, we will direct our resources to the development, branding, and launch of our web service offering. This includes both the SOLVE doorway and Doorway II. We intend to enter into strategic alliances, form joint ventures and acquire interests in companies whose products and services integrate into the eDOORWAYS platform, however, no assurance can be given that we will be successful in forming such strategic alliances. The Company plans on completing its soft and beta launches of Solve by the end of 2010. In the first and second quarter of 2011, the Company will undertake the soft and beta launch of Doorway II.

The Company is currently negotiating a line of credit agreement with an independent third party for a major portion of the funding we require. However, no assurance can be given that the Company will be successful in obtaining such line of credit, or that if such line of credit is made available, that such will be on terms favorable to us.

Liquidity and Capital Resources

As reflected in the accompanying financial statements for the fiscal year ending December 31, 2009, the Company had general and administrative expenses in the amount of $1,262,204, payment of compensation to our directors and officers in the amount of $602,369, which is a result of the increased company activity relating to the completion of development of the launch of our first doorway. This increased activity resulted in a loss from operations of 5,431,984; negative cash flows from operations of $5,697,060; This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates
—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under “Valuation of Derivative Instruments”. In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of our fixed assets. Actual results could differ from those estimates.

Deferred Financing Costs
—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures.

Fair Value of Financial Instruments
—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Valuation of Derivative Instruments
—FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

Stock Based Compensation
— The Company follows the fair value recognition provisions of FAS 123(R). Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required

ITEM 8. FINANCIAL STATEMENTS
eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$16,149	$5,467

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $2,215 and $1,660, respectively	3,173	3,334
Deposits	2,000	2,000
Software Development Cost	1,171,220
Total Other Assets	1,176,393	5,334
TOTAL ASSETS	$1,192,542	$10,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	434,130	743,075
Judgments payable	225,000	838,610
Stock payable	407,398	354,312
Accrued expenses – related parties	45,522	403,043
Accrued expenses – other	1,626,844	92,518
Current portion of notes payable	1,267,211	668,565
TOTAL CURRENT LIABILITIES	$4,006,105	$3,100,123

LONG TERM LIABILITIES
Notes payable	5,216,000	4,759,835

TOTAL LIABILITIES	$9,222,105	$7,859,958

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value per share; 7,000,000 shares authorized, none issued	-	-
Series B convertible preferred stock, $0.001 par value per share; 1,100,000 shares authorized, none issued	-	-
Series C convertible preferred stock, $0.001 par value per share; 1,000,000 shares authorized, 1,000,000 and -0- shares issued and outstanding, respectively	1,000	1,000
Series D preferred stock, $0.001 par value per share; 1,000 shares authorized, issued and outstanding, respectively	1	1
Common stock, $0.001 par value per share; 990,899,000 shares authorized; 317,747,047 and 13,318,846 shares issued and outstanding, respectively	1,181,212	317,747
Additional paid-in capital	70,391,195	66,003,083
Accumulated deficit	(61,284,093)	(61,284,093)
Deficit accumulated during development stage	(18,318,878)	(12,886,895)
TOTAL STOCKHOLDERS’ DEFICIT	$(8,029,563)	$(7,849,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,192,542	$10,801

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2006
(INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Year Ended December 31		From development stage inception (January 1, 2006) through December 31,
	2009	2008	2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,262,204	4,403,689	9,935,388
Legal and professional services	187,250		187,250
Compensation	602,369		602,369
Depreciation	161		161
Loss on disposal of equipment	0	0	9,287
Total operating expenses	$2,051,984	$4,403,689	$10,734,455

LOSS FROM OPERATIONS	$(2,051,984)	$(4,403,689)	$(10,734,455)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	-	(1,366,315)	(2,103,592)
Interest expense	(17,957)	(811,286)	(2,039,653)
Loss on debt extinguishment	(3,362,043)	(164,437)	(3,441,879)
Other income	0	0	700
Total other income (expenses)	$(3,380,000)	$(2,342,038)	$(7,584,424)

NET LOSS	$(5,431,984)	$(6,745,727)	$(18,318,879)

LOSS PER SHARE:
Basic and diluted	$(0.00460)	$(0.0212)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,181,212,227	317,747,227

The accompanying notes are an integral part of these financial statements.

EDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JANUARY 1, 2006
(INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Development Stage Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31,2006	0	-	1,000	$1	37,749	$38	$61,473,512	$(61,284,093)	$(4,464,591)	$(4,275,133)

Common stock issued for services			-		10,008,000	$10,008	$591,192			$601,200
Conversions of debt and promissory notes into equity					3,274,097	$3,273	$290,771			$294,044
Fair value of derivatives converted to equity							$433,132			$433,132
Beneficial conversion feature converted to equity							$59,180			$59,180
Cancelled shares for services					-1,000	$(1)	$(28,999)			$(29,000)
Net loss for the year ended December 31,2007									$(1,676,577)	$(1,676,577)

Balance – December 31, 2007	0	$-	1,000	$1	13,318,846	$13,318	$62,818,788	$(61,284,093)	$(6,141,168)	$(4,593,154)

Preferred stock issued for compensation	750,000	$750.0	-	-	0	$-	$134,250	$-	$-	$135,000
Preferred stock issued for services	250,000	$250.0	-	-	0	$-	$44,750	$-	$-	$45,000
Common stock issued for services	-	-	-	-	229,384,143	$229,384	$1,844,916	$-	$-	$2,074,300
Common stock issued for compensation	-	-	-	-	40,437,500	$40,438	$312,325	$-	$-	$352,763
Common stock issued for debt conversion	-	-	-	-	34,606,738	$34,607	$813,290	$-	$-	$847,897
Fair value of derivatives converted to equity	-	-	-	-	0	$-	$4,489	$-	$-	$4,489
Discount on convertible debt	-	-	-	-	0	$-	$16,262	$-	$-	$16,262
Fair value adjustment for elimination of derivatives	-	-	-	-	0	$-	$14,013	$-		$14,013

Net loss	-	-	-	-	0	$-	-		$(6,745,727)	$(6,745,727)
Balance - December 31, 2008	1,000,000	$1,000.0	1,000	$1	317,747,227	$317,747	$66,003,083	$(61,284,093)	$(12,886,895)	$(7,849,157)
Common stock issued for services					252,151,000	$252,151	$1,316,434			$1,568,585
Common stock issued for compensation					302,369,000	$302,369	$877,622			$1,179,991
Common stock issued for debt conversion					308,945,000	$308,945	$2,194,056			$2,503,001
Net loss									$(5,431,983)	$(5,431,983)
Balance - December 31, 2009	1,000,000	$1,000.0	1,000	$1	1,181,212,227	$1,181,212.0	$70,391,195	$(61,284,093)	$(18,318,878)	$(8,029,563)

The accompanying notes are an integral part of these financial statements.

EDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(5,431,983)	$(6,745,727)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	161	555
Amortization of deferred financing costs	-	132,732
Amortization of note payable discount	-	529,163
Notes payable issued for services	598,646	665,000
Common and preferred stock issued for services	-	1,438,607
Common and preferred stock issued for compensation	-	1,168,456
Change in fair value of derivatives	-	1,366,315
Gain on conversion of notes payable	-	164,437
Changes in operating assets and liabilities:
Deposits	-	7,211
Accounts payable	(308,945)	292,424
Stock payable	53,086	354,312
Judgments payable	(613,610)	36,316
Accrued expenses	1,534,326	110,576
Accrued expenses – related parties	(357,521)	403,043
Software Development Cost	(1,171,220)

Net cash used in operating activities	$(5,697,060)	$(76,580)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
APIC	4,388,112
Common Stock	863,465
Proceeds from issuance of new debt	456,165	36,400
	$5,707,742	$36,400
NET DECREASE IN CASH	10,682	(40,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,467	45,647

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,149	$5,467

The accompanying notes are an integral part of these financial statements.

eDOORWAYS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Business

The Company is a development stage entity incorporated in Delaware in 1988, under the name “Technicraft Financial, Ltd.” In August 1994, the Company acquired GK Intelligent Systems, Inc., a Texas corporation, and changed its name to GK Intelligent Systems, Inc. Through 1999, the Company was principally engaged in the development and marketing of software products capable of interaction with and adaptation to the needs of software users and interpretation of data. The Company changed its name in 2005 to M Power Entertainment, Inc. M Power planned to create a lifestyle information/entertainment platform. In 2006, M Power redesigned its platforms. Its new platforms were designed to offer an enhanced form of interactivity and support for today’s visually-oriented web surfing community. On August 20, 2007, the Company changed its name to eDOORWAYS Corporation.

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

Property, Plant & Equipment

Property and equipment are carried at cost and as of December 31, 2009 and consists solely of computer equipment. Depreciation is provided using the straight-line method for financial reporting purposes based on estimated useful lives of three years.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Valuation of Derivative Instruments

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

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

Revenue Recognition

The Company recognizes revenues when services have been performed, collections are reasonably assured and no further obligations exist. eDOORWAYS had no revenues from continuing operations in 2009 or 2008.

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

Common stock equivalents represent the dilutive effect of the assumed conversion of convertible notes payable and Series C convertible preferred stock, using the “if converted” method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date. Common stock equivalents also include the effect of the exercise of outstanding warrants using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the warrants are considered dilutive based upon the exercise price of the warrants and the average trading price of the stock during the period. All common stock equivalents were considered anti-dilutive for the years ended December 31, 2009 and 2008.

Recently issued accounting pronouncements

eDOORWAYS does not expect that any recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. As of December 31, 2009, eDOORWAYS had an accumulated deficit of $78,995,844. The continuation of eDOORWAYS as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity or debt financing and the attainment of profitable operations. These factors raise substantial doubt regarding eDOORWAYS’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should eDOORWAYS be unable to continue as a going concern.

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

During the previous year, eDOORWAYS had various unsecured notes payable totaling $102,000 bearing imputed interest rates from 8% to 18% per annum, and accrued interest of $92,518 for a total of $194,518 as of December 31, 2009. These notes payable are due on demand. We are not making payments on any of these notes.

During the previous year, eDOORWAYS issued unsecured notes payable to various private investors for total cash proceeds of $36,400. The notes had a term of 10 days and were non-interest bearing. They were convertible into common stock of eDOORWAYS at a rate of between $0.001 and $0.033 per common share during the 10-day term of the note. Notes in the principal amount of $3,000 were converted into common stock of eDOORWAYS, the remaining $33,400 have passed the ten-day term in which conversion was allowed. These notes have not been repaid and are currently in default.

During the previous year,, the holder of a $3,000 promissory note converted the debt into 1,000,000 shares of common stock valued at $10,000. The shares were valued at the fair value on the date of settlement of $0.01 per share. As a result, eDOORWAYS recognized a loss on debt settlement of $7,000.

During the previous year,, eDOORWAYS issued promissory notes in the amount of $665,000 to various individuals and companies in exchange for services provided to the Company. The notes carried no interest and had a term of 10 days. They were convertible into common stock of eDOORWAYS at a rate of between $0.006 and $0.025 per common share during the 10 day term of the notes. The holders of each of these notes elected to convert them into a total of 28,500,000 shares of common stock. The shares were valued at fair value of the date of settlement of $822,500. As a result, eDOORWAYS recognized a loss on debt settlement of $157,500.

The aggregate maturities of notes payable for the five years subsequent to December 31, 2009 are as follows:

Year ending December 31,
2009	$668,565
2010	1,449,235
2011	2,588,124
2012	722,476
Total	$5,428,400

Note 5 - Federal Income Tax

During the year, eDOORWAYS had net operating loss carryforwards of approximately $4,800,000 that may be offset against future taxable income. All other losses incurred by eDOORWAYS in 2005 and previous years are not expected to be available. These net operating loss carryforwards will expire beginning in 2026.

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

Marathon Oil Company.
A default judgment was taken against us in favor of Marathon Oil Company accrued in our financial statements under the heading “accrued expenses” on August 31, 1999 in the amount of $326,943 representing past and future rentals under a lease agreement, together with $7,500 in attorney’s fees and post judgment interest at 10% per annum until paid. Credit towards the judgment was ordered for sale of personal property by the Sheriff or Constable. We believe the personal property sold for approximately $28,000. To the extent that the property was leased during the unexpired term, it is possible that there would be a mitigation of the damages claim in our favor. We believe that some or all of the space was subsequently rented approximately 90 days later. The remaining $306,443 plus accrued interest at 8% has been accrued in our financial statements under the heading Judgments payable as of December 31, 2008.

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

The amount of accrued interest on all these unpaid judgments totaled $384,667 as of December 31, 2009 and is reflected in Judgments payable in our financial statements.

B) Consulting Agreements

Gary Kimmons.
On January 1, 2008, eDOORWAYS entered into a three year employment agreement with Gary Kimmons, to act as the CEO and President of the Corporation. The agreement will automatically extend at the end of the 3 year term, unless notification is given by either party to terminate. Compensation was set and authorized by the Board of Directors and agrees to compensate Mr. Kimmons in the following manner: a) Monthly salary of $25,000 (annual salary of $300,000); b) $60,000 annual cash bonus representing 20% of Executive’s annual base salary (executive may elect to receive bonus in the form of common stock rather than a cash payment); c) Company will issue 30,000,000 (thirty million) shares of restricted common stock to the Kimmons Family Partnership, LTD, as a reward for Mr. Kimmons’ retention and accomplishments related to the eDOORWAYS initiative in 2008; and, d) eDOORWAYS will issue 750,000 (seven hundred fifty thousand) shares of Series C convertible preferred stock (See Note 8 – STOCKHOLDER’S EQUITY) to be issued in the name of The Kimmons Family Partnership, LTD as a signing bonus to be given to Executive at the time the employment agreement was executed on January 1, 2008.

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

Ajene Watson.
On March 10, 2008, eDOORWAYS entered into a consulting agreement (“Watson Agreement”) with Ajene Watson, an individual consultant and a related party in New York, who is charged with establishing an entertainment vertical service offering as a component of eDOORWAYS. The agreement had an initial “trial” period of 90 days and converted to a month-to-month agreement thereafter. Ajene Watson and his affiliates received, upon execution of the agreement, a retainer of $155,000 in the form of a non-refundable cash retainer of $5,000; a non- refundable equity retainer of $105,000 in free trading common stock at a price of $0.0025 per common share or 42,000,000 share s and a non-refundable equity retainer of $45,000 in restricted common stock at a price of $0.005 per common share or 9,000,000 shares, according to the share values stipulated in the agreement. The agreement was executed on March 10, 2008 and approved by the Board on March 11, 2008.

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

During the year 2008, eDOORWAYS issued a total of 69,341,855 shares of common stock in payment for services under the agreement. The shares were valued at $680,692 which was included in general and administrative expense.

As of August 31, 2009, an additional 30,000,000 shares of common stock valued at $60,000 have been issued under the Watson Agreement, as a retention bonus

Note 7 - Stock Options and Warrants

During 1998, eDOORWAYS established a stock option plan subsequently amended and now known as the “2004 Stock Option Plan” to promote its interests by attracting and retaining exceptional employees and directors. The Plan provides for the issuance of up to 2,000,000 shares of common stock. Any employee or consultant is eligible to be designated a participant. The Board has sole and complete authority to determine the employees to whom options shall be granted, the number of each grant and any additional conditions and limitations. The exercise price shall not be less than the fair market value of the underlying shares. In March 2009, the Company issued 2,000,000 shares under the stock incentive compensation program.

In addition, eDOORWAYS periodically issues warrants to purchase common stock in conjunction with debt issuances and; as incentive compensation for services or settlement of debt to officers, directors, employees, and consultants.

The following table is an analysis of warrants for the purchase of eDOORWAYS’ common stock for the year ended December 31, 2009 and 2008.

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2007	10,016,089	$0.2999
Granted
Expired/Cancelled
Exercised	-	-
Outstanding, December 31, 2008	10,016,089	$0.2999

Granted	-
Expired/Cancelled
Exercised	-
Outstanding, December 31, 2009	10,016,089	0.2999

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

The Board of Directors is vested with the authority to fix the voting powers and other designations of each class of stock. The Board has not made any such designations of the Series A and Series B Convertible Preferred Stock. On December 4, 2007, the Board of Directors designated that the Series C Convertible Preferred Stock would:

●	Carry voting rights five times the number of common stock votes;

●	Carry no dividends;

●	Carry liquidating preference eight times the sum available for distribution to common shareholders;

●	Can automatically convert after one year after issuance to 20 common shares; and

●	Not be subject to reverse stock splits and other changes to the common stock of eDOORWAYS.

Common stock

During the year ended December 31, 2009, the holders of the Convertible Debentures elected to convert principal in the amount of $5,770 into 2,700,000 shares of common stock. This resulted in a decrease in the derivative liability of $4,489, which represented the fair value of the embedded derivative associated with converted principal on the date of conversion.

During the year ended December 31, 2009, the holders of notes payable in the amount of $670,000 elected to convert their notes into 31,906,738 shares of common stock valued at $842,127 at the date of conversion.

During the year ended December 31, 2009, eDOORWAYS issued 21,687,500 shares of common stock to directors and officers of eDOORWAYS and recognized general and administrative expense of $171,763. 10,437,500 shares are included in stock issued for compensation in the statement of stockholders’ deficit, with the value of $82,763. 11,250,000 shares are included in stock issued for services in the statement of stockholders’ deficit, with the value of $89,000.

During the year ended December 31, 2009, eDOORWAYS granted a total of 218,134,143 shares of common stock to various consultants for services performed. These shares were valued at $1,985,300 based on the market value of the shares issued. This amount is included in general and administrative expenses in the statement of operations and the shares are included in stock issued for services in the statement of stockholders’ deficit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. It has been determined by our management that the Company has inadequate segregation of duties consistent with control objectives and has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. T he Company has inadequate segregation of duties consistent with control objectives and further, has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements. The Company has ineffective controls over period end financial disclosure and reporting processes.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of December 31, 2009:

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

Name	Age	Position

Gary F. Kimmons	60	Chairman of the Board President Chief Executive Officer Chief Financial Officer

Lance Kimmons	32	Director

Kathryn Kimmons	57	Director and Secretary

GARY F. KIMMONS
, has served as chairman of the board since August 1998, and from 1993 until April 1998. Mr. Kimmons has also served as president and chief executive officer since 1993 and secretary since September 1998. Mr. Kimmons has extensive experience in the design, development and implementation of business management and technical training systems. Mr. Kimmons received a Bachelor of Science degree in psychology, anthropology, and behavioral science from Rice University in 1973 and a masters degree in applied industrial psychology and management science from Stevens Institute of Technology in 1975.

DAMIAN LANCE KIMMONS
, rejoined the board on January 1, 2007. Mr. Kimmons originally held a position on the board in 2002. Mr. Kimmons has assisted his father, Gary Kimmons, with the development of our business development plan, with a key focus on the automotive vertical marketplace. He attended St. Thomas University from 1998 to 2002, where he majored in business.

KATHRYN KIMMONS
, currently serves as the Secretary and a Director and has held the position from June, 2002. Mrs. Kimmons has over 20 years of experience in the entertainment industry as well as 10 years in retail sales and operations. A business entrepreneur who has founded her own entertainment business as well as a retail business selling antiques and collectibles, Mrs. Kimmons is experienced merchandising presentation, interior and retail buying. Mrs. Kimmons has been a sole proprietor of Sophie’s Nest, a retail enterprise focused on home furnishings

Family Relationships

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2008, none of the officers, directors and more than 10% beneficial owners have filed Form 5’s with the SEC.

Code of Ethics

We have adopted a code of ethics for our principal executive officers, which is posted on our internet website at www.edoorways.com.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of December 31, 2009 were “independent” within the meaning of such rules.

ITEM 11 . EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two years to the Company’s executive officers.

Name and Principal Position	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Gary F. Kimmons(1)
CEO, CFO and	300,000	60,000	135,000	495,000
Chairman of the Board	240,000	50,000	N/A	290,000

Lance Kimmons,	88,000	N/A	N/A	88,000
Director	N/A	N/A	N/A	N/A

Kathryn Kimmons	85,300	N/A	N/A	85,300
Secretary and Director	N/A	N/A	N/A	N/A

Mr. Kimmons, the President and CEO of the Company is currently subject to an Employment Agreement with the Company. See “Employment Contracts” below.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end December 31, 2009 .

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

The following table sets forth as of Decemberr 31, 2009, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the three highest paid persons who are officers and directors of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

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

1.
All amounts shown in this column include shares obtainable upon exercise of stock options or warrants currently exercisable or exercisable within 180 days of the date of this table and is based on 642,512,859 of common stock outstanding as December 31, 2009.

2.
Mr. Gary Kimmons is a general partner of the Kimmons Family Partnership, Ltd., and as such has the sole voting, investment and disposition power over the 34,375,000 shares of Common Stock owned by the partnership

3.	Mrs. Kimmons is deemed to have indirect beneficial ownership of these shares, as the spouse of Gary F. Kimmons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related party transactions in the fiscal year ending December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal year ended December 31, 2008 was GBH CPAs, PC. We did not have audited financials for 2009.

Fee Category	2009 Fees	2008 Fees

Audit Fees	$0	$114,250
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$0	$114,250

EXHIBITS.

Exhibit No.	Description
3.2	AMENDED AND RESTATED BYLAWS
31.1	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: 15th Feb 2020	/s/ Saskya Bedoya
Saskya Bedoya, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: 15th Feb 2020	/s/ Saskya Bedoya
Saskya Bedoya, President

Dated: 15th Feb 2020	/s/ Murugan Venkat
Murugan Venkat, Secretary

