Form 10-K
period 2019-12-31
Carnegie Development, Inc
filed 2020-04-16
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Held by Non-Affiliates at Market Price as on December 31st , 2019.
Voting	Common Stock	6,203,716 shares	$2.02/per share	$12,527,466
Non-Voting	Common Stock	0

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

As of January 06, 2020, the Issuer had a total of 46,203,716 shares of common stock issued and outstanding.

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

ITEM 1. BUSINESS

OVERVIEW

This Company was originally incorporated in the State of Delaware in February, 1988 under the name Technicraft Financial, Ltd.

•	In October 1991, the Company changed its name to LBM-US, Inc. (“LBM”).

•

Pursuant to an agreement effective August 1994, LBM acquired all of the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation, in exchange for 6,758,920 shares of LBM common stock which were issued to Gary F. Kimmons and his family partnership. The remaining 963,275 shares of LBM common stock then outstanding were retained by the former shareholders of LBM in transaction treated for accounting purposes as a reverse merger.

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

•

In April 2015, Sohail Quraeshi, the then CEO, was issued 1,000 shares of the Company’s Series A Preferred Stock which had previously been issued to our former Acting CEO, Arne Ray, who served from August 13, 2013 until April 1, 2015.

•

Those shares were returned as Treasury stock by Mr. Ray, without consideration, and then issued to Sohail Quraeshi as compensation valued at fair market value, or $4.00 per share so as comply with FASB ASC Topic 718 column (e).

•

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

4

•

On June 23, 2015, a Certificate of Amendment to Articles of Incorporation of the Company, which was filed with the Nevada Secretary of State on June 1, 2015, was declared effective by FINRA – Corporate Actions, whereby the Company effectuated (i) A reduction in the number of authorized shares of common stock from 2,500,370,900 to 250,000,000; (ii) a Change of name from eDoorways International Corporation to Escue Energy, Inc.; and (iii) a 1-for-2,000 reverse split of the Company’s common stock, $0.00001 par value per share.

•

Effective July 1st, 2019 the Articles of Incorporation has been amended and the new name is Carnegie Development, Inc.

On Tuesday 3rd September 2019, this company completed the online application (Filing ID: 4128722) for name change and symbol change. On Friday 3rd April 2020 FINRA required the company to resubmit the application (OTC Corporate Actions CAS – 68178)

Effective June 2020 the Company plans to invest and collaborate in the construction projects of various business entities in the JMJ group, the owner of which is a major shareholder in this Company

INDUSTRY AND MARKET DATA

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

PRODUCTS AND SERVICES

Real Estate Development: The Company will be forming strategic partnerships which will allow it to invest in hospitality, single family, multifamily and land development projects creating long term value for the Company and its shareholders.

Digital Healthcare: Digital health is the convergence of digital technologies with health, healthcare, living, and society to enhance the efficiency of healthcare delivery and make medicine more personalized and precise. The discipline involves the use of information and communication technologies to help address the health problems and challenges faced by people under treatment. It is a $10T global market which is growing every year, these technologies include both hardware and software solutions and services, including telemedicine, web-based analysis, email, mobile phones and applications, text messages, wearable devices, and clinic or remote monitoring sensors. The Company is mainly targeting medical data security, healthcare staffing support, patient-managed wellness apps, telehealth & telemedicine.

Financial technology: often shortened to fintech, is the technology and innovation that aims to compete with traditional financial methods in the delivery of financial services. It is an emerging industry that uses technology to improve activities in finance. The use of smartphones for mobile banking, investing services, and cryptocurrency are examples of technologies aiming to make financial services more accessible to the general public. Financial technology companies consist of both startups and established financial institutions and technology companies trying to replace or enhance the usage of financial services provided by existing financial companies.

The company believes there is a great opportunity as there are around 3 billion people who are either unbanked or under-banked, the Company believes the best way to enter the market would be through mobile banking as the information age is providing accessibility to the Internet to a large part of the world’s population and this in turn will grant them access to a banking account via mobile banking.

Impact Investment: refers to investments ”made into companies, organizations, and funds with the intention to generate a measurable, beneficial social or environmental impact alongside a financial return”. Impact investments provide capital to address social and/or environmental issues. Impact investors actively seek to place capital in businesses, nonprofits, and funds in industries such as renewable energy, basic services including housing, healthcare, and education, micro-finance, and sustainable agriculture. Institutional investors, notably North American and European development finance institutions, pension funds and endowments have played a leading role in the development of impact investing. Under Pope Francis, the Catholic Church has witnessed an increased interest in impact investing. Impact investing occurs across asset classes; for example, private equity/venture capital, debt, and fixed income. Impact investments can be made in either emerging or developed markets, and depending on the goals of the investors, can “target a range of returns from below-market to above-market rates”.

COMPETITION

Danaher Corporation is a globally diversified conglomerate with its headquarters in Washington, D.C., United States. Danaher is ranked 162nd on the 2018 Fortune 500 list. It operates in three segments: environmental & applied solutions, life sciences and diagnostics.

IDEX Corporation, based in Lake Forest, Illinois, is a publicly traded company engaged in the development, design, and manufacture of fluidics systems and specialty engineered products. IDEX Corporation’s products, which include pumps, clamping systems, flow meters, optical filters, powder processing equipment, hydraulic rescue tools, and fire suppression equipment, are used in a variety of industries ranging from agriculture to semiconductor manufacturing. It was formed when Kohlberg Kravis Roberts purchased several divisions of Houdaille Industries, which had recently been sold by KKR to Tube Instruments. TI retained the John Crane seals business.

The company’s name is an acronym of “Innovation, Diversity, and Excellence.

Business units include:

•	Fluid & Metering Technologies
•	Health & Science Technologies
•	Dispensing Equipment
•	Fire & Safety / Diversified Products

Roper Technologies, Inc. is an American diversified industrial company that produces engineered products for global niche markets. The company is headquartered in Sarasota, Florida. Roper provides a wide range of products and services to customers in over 100 countries. The company has four main business lines: Industrial Technology, Radio Frequency (RF) Technology, Scientific and Industrial Imaging, and Energy Systems and Controls. Roper joined the Russell 1000 index in 2004, and has annual revenues of more than US$1.23 billion, as of 2017.

Illinois Tool Works Inc. or ITW is an American Fortune 500 company that produces engineered fasteners and components, equipment and consumable systems, and specialty products.

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

EMPLOYEES

As on the reporting date and thereafter, we had no employee, except the three corporate officers. During 2019, to lower operating costs, we relied on the independent consultants rather than through employment contracts.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a law suit on (i) Wall007, LLC, (ii) Wall009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November, 2019, this company was served with the notice of the court case. On December 30, 2019 this company filed its (i) Plea in Abatement; (ii) Rule 91A Motion to Dismiss Plaintiff’s Original Petition (“Motion to Dismiss”); (iii) Special Exceptions and Original Answer denying the causes of action asserted against CDI, and (iv) Motion for Protective Order and Motion to Stay Discovery Pre-Trial Proceedings. Upon Plaintiffs filing an Amended Petition thereafter, this company withdrew the Motion to Dismiss on February 5, 2020. No other material events occurred in this case as on 21st march 2020.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the fiscal year ended December 31, 2019.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTC Bulletin Board System under the ticker symbol “ESCU.PK.”

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

Fiscal 2019	High	Low
First Quarter (1)	$0.15	$0.15
Second Quarter (1)	$1.27	$0.15
Third Quarter (1)	$5.50	$0.52
Fourth Quarter (1)	$5.30	$2.02

Fiscal 2018	High	Low
First Quarter (1)	$0.70	$0.70
Second Quarter (1)	$0.70	$0.70
Third Quarter (1)	$0.70	$0.70
Fourth Quarter (1)	$0.15	$0.15

Holders

There were 231 holders of record of our Common Stock as of January 8, 2020.

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

Going Concern

Our auditor questioned our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to raise the required finance for our proposed operations through the sale of debt or equity securities. However, the financial statements have been prepared assuming that the Company will continue as a going concern

Results of Operations during the year ended December 31, 2019 as compared to the same period of 12 months in the previous year 2018

There was no revenue during this period

Expenses during the current reporting period are $299,497 which is the significantly higher than that of the previous reporting period which was at $60,000.

The net loss for the current year is $299,497 which is also significantly higher than the $60,000 from the same period in the previous year.

Liquidity and Capital Resources

As of today, 14th April 2020, this Company is waiting for the audited financial statements from the three special purpose entities engaged in land development and construction of multi-family homes, to proceed further with the acquisition process.

Cash Flow from Operating Activities

Net cash from operations for the current reporting period is $299,581 as compared to $0 Net Cash from operations for the same period in the previous year.

Cash Flow from Investing Activities

Net cash from the investing activities for the current reporting period is $0 which is the same as the Net Cash from Investing Activities for the same period in the previous year.

Cash Flow from Financing Activities

Net cash from the financing activities for the current reporting period is $0 as compared to $0 Net Cash from Financing Activities for the same period in the previous year

Off-Balance Sheet Arrangements

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

Valuation of Derivative Instruments—FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

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

ITEM 8. FINANCIAL STATEMENTS

The Audit for the current year is not yet completed and the delay in audit is attributable to the “Stay Home” order in force due to COVID – 19 pandemic impact.

Carnegie Development, INC.
Balance Sheet (Unaudited)

	For the year ended
	31-Dec-19	31-Dec-18
Assets
Current Assets:
Bank Account	$84	$-
Total current assets	$84	$-
Total assets	$84	$-
Liabilities
Current Liabilities:
Accounts payable	$233,300	$120,000
Accounts payable – related parties	$66,281	$-
Accrued expenses	$-	$-
Total Current Liabilities	$299,581	$120,000
Total liabilities	$299,581	$0,000
Stockholders’ Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on December 31, 2019 and 1,000 shares issued and outstanding on December 31, 2018, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on December 31, 2019 and 41,153,156 shares issued and outstanding on December 31, 2018	$3,532,757	$2,270,117
Additional Paid-in Capital	$-	$1,142,640
Retained Earnings	$(3,536,757)	$(3,536,757)
Total Stockholders’ Equity	$(299,497)	$(120,000)
Total Liabilities & Equity	$84	$-

Carnegie Development, INC.
Statement of Operations (Unaudited)

	Fort the year ended
	31-Dec-19	31-Dec-18

Net Revenues	$-	$-

Operating expenses:
Advertising and Selling Expenses	$-	$-
Administrative Expenses	$6,121	$60,000
Dues and Subscriptions	$3271	$-
Legal & Professional Services	$67,065	$-
Taxes & Licenses	$223,040	$-
Total operating expenses	$299,497	$60,000

Operating loss	$(299,497)	$(60,000)

Net Gain (loss)	$(299,497)	$(60,000)

Net gain (loss) attributable to common stock	$(299,497)	$(60,000)

Earnings per share:
Basic and diluted	$(0.0065)	$(0.0015)

Basic and diluted weighted average common shares outstanding	46,203,716	41,153,156

Carnegie Development, INC.
Statement of Cash Flows (Unaudited)

	For the year ended
	31-Dec-19	31-Dec-18

CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	$(299,497)	$(60,000)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$233,300	$60,000
Accounts Payable – related parties	$66,280
Total Adjustments to reconcile Net Income to Net Cash provided by operations	$172,993	$60,000
Net cash provided by operating activities	$299,581	$0

NET CASH used by Investing Activities	$0	$0

NET CASH provided by Financing Activities	$0	$0

NET CASH INCREASE (DECREASE) For PERIOD	$84	$0
Cash, Beginning	$0	$0
Cash, Ending	$84	$0

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

Carnegie Development, INC.
Statement of Changes in Equity (Unaudited)

	Series A Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2017	1,000	4,000	41,153,156	2,270,117	$(3,476,757)
Net Income (Loss)	-	-	-	-	$(60,000)
Balance, December 31, 2018	1,000	4,000	41,153,156	2,270,117	$(3,536,757)
Common Stock issued			5,050,560	1,262,640
Net Income (Loss)	-	-	-	-	$(299,497)
Balance, December 31, 2019	1,000	4,000	46,203,716	3,532,757	$(3,836,254)

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

On Tuesday 3rd September 2019, this company completed the online application (Filing ID: 4128722) for name change and symbol change. On Friday 3rd April 2020 FINRA required the company to resubmit the application (OTC Corporate Actions CAS – 68178)

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $ 3,836,254 as on the reporting date and there was no revenue since inception.

As of today, 14th April 2020, this Company is waiting for the audited financial statements from the three special purpose entities engaged in land development and construction of multi-family homes, to proceed further with the acquisition process.

The Company is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

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

Product Concentration

Effective January 2020, the Company will be focusing on four platforms to provide a strong portfolio for its shareholder:

a)	Real estate development.
b)	Fintech and Data Integrity.
c)	Digital Healthcare
d)	Impact Investment.

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

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a law suit on (i) Wall007, LLC, (ii) Wall009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November, 2019, this company was served with the notice of the court case. On December 30, 2019 this company filed its (i) Plea in Abatement; (ii) Rule 91A Motion to Dismiss Plaintiff’s Original Petition (“Motion to Dismiss”); (iii) Special Exceptions and Original Answer denying the causes of action asserted against CDI, and (iv) Motion for Protective Order and Motion to Stay Discovery Pre-Trial Proceedings. Upon Plaintiffs filing an Amended Petition thereafter, this company withdrew the Motion to Dismiss on February 5, 2020. No other material events occurred in this case as on 21st march 2020.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

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

The authorized number of shares of common stock of the Company on the reporting date was 250,000,000 shares with a par value per share of $0.00001. Authorized shares that have been issued and outstanding are 46,203,716 as on the reporting date. Past dues were settled by share issuance as reflected in Statement of Shareholders equity.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Compensation.	$0	$0	$0	$0

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryovers	$3,836,254	$3,536,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,836,254	$3,536,757
Valuation allowance	$(3,836,254)	$(3,536,757)
Net deferred tax asset	$-	$-

As on the reporting date, the Company had net operating loss carryovers of $3,836,254 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

NOTE 7 - RECLASSIFICATIONS

Prior year balances are reclassified to conform to the current year presentation.

NOTE 8 - CONTINGENCIES

The management reviewed with the legal team and concludes that there are no disputes remaining unresolved and hence there are no contingent liabilities as on the reporting date. The company is trying to settle the claims by share issuance as and when received and processed.

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

However, this company being not a fully reporting company is not required to adhere to detailed and exhaustive procedures.

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

Sada Cumber	Chairman of the Board of Directors	1st October, 2019
John S Butler	Director	1st October, 2019
Geoffrey S Connor	Director	1st October, 2019
Saskya Bedoya	President	22nd January 2019
Murugan Venkatchalam	Secretary	30th June 2019
Gabriel Blanco	Controller	10th October, 2019

BIOGRAPHIES

Sada Cumber - Chairman of the Board of Directors.

For more than the past five years, Mr. Cumber has been a self-employed entrepreneur focused on a myriad of small and large industries. Mr. Cumber served as the first U.S. Special Envoy to the OIC, a 57-nation NGO. As a U.S. ambassador he engaged in hard and soft diplomacy, advancing the interests of America and its allies while building new partnerships and keeping pressure on America’s rivals. Additionally, drawing on his diplomatic, international, and entrepreneurial experience, he speaks and lectures internationally. He has been written about and quoted in publications including Forbes, The Wall Street Journal, and Business Journal. His editorials have appeared in The Hill and Daily Signal. Prior to his appointment as Special Envoy, Mr. Cumber was a technology entrepreneur who founded over a dozen companies, some of which were acquired by Fortune 500 companies; most notable – Chairman and CEO of Psionic Technologies, Inc. (a cybersecurity firm acquired by Cisco Systems, NASDAQ: CSCO); Co-founder of Applied Science Fiction (assets acquired by Kodak, NYSE: EK); owner of Triumph Flexo Industries (acquired by American Greetings, NYSE: AM). Mr. Cumber’s current projects include Eden LLC memory care, Plumbrook Global Consulting Company, and TCMS, which is developing a digital device that applies cosmetics pixel by pixel on human skin. At the intersection of entrepreneurship with public policy and higher education, Mr. Cumber has chaired the Texas 5-Year Strategic Plan for International Business and served on the Texas Economic Development Board, the Texas Emerging Technology Fund, World Congress Information Technology, the Texas Business Council, the Governor’s Task Force on Higher Education, and the Texas Higher Education Coordinating Board. Mr. Cumber was born in 1951. He holds a bachelor’s degree in Commerce and a master’s degree in History, both from the University of Karachi.

John S Butler – Director.

Professor John Sibley Butler is a globally recognized expert in management, entrepreneurship, sociology, and the interconnectivity between them. His research is in the areas of organizational behavior and new venture development. At the University of Texas at Austin he holds the J. Marion West Chair for Constructive Capitalism in the Graduate School of Business (Department of Management) and the Darrell K. Royal Regents Professorship in Ethics and American Society (Sociology). From 2002 to 2013 he directed the IC2 Institute, an organization dedicated to the creation of new ventures throughout the world, where he continues to serve as Research Fellow. He is a former director of Herb Kelleher Center for Entrepreneurship. Professor Butler also occupies the Distinguished Visiting Professor position at Aoyama Gakuin University in Tokyo, Japan, where he lectures on new venture start-ups and general entrepreneurship and holds the same status at Peking University in China. His vision was essential in the emergence of Austin, Texas as a technology hub. He has served as a consultant for many firms as well as the U.S. Military. At this time Professor Butler is Management Consultant for State Farm Insurance Companies. He was a distinguished member of the Advisory Team of Governor George Bush’s 2000 Presidential Campaign. Professor Butler has appeared on over 30 radio and television programs, including Eye on America (CBS Nightly News), The Jim Leher News Hour, CBS Radio Talk Show, The Osgood Report, and Public Radio. His research has appeared in The Wall Street Journal, The New York Times, The Chicago Tribune, Time Magazine, U.S. News and World Report, and other newspapers and magazines across America. His publications include Framework for Research on Leadership, Cohesion, and Values; Entrepreneurship and Self-Help Among Black Americans: A Reconsideration of Race and Economics; All That We Can Be: Black Leadership and Racial Integration the Army Way (with Charles C. Moskos – winner of the Washington Monthly Best Book Award); and Immigrant and Minority Entrepreneurship: The Continuous Rebirth of American Communities (with George Kozmetsky, forthcoming). Professor Butler was born in 1947. He earned his undergraduate from Louisiana State University in Baton Rouge and his Ph.D. from Northwestern University in Evanston, Illinois. He is a decorated Vietnam Veteran.

Geoffrey S. Connor – Director.

Geoffrey S. Connor is an attorney, businessman, former government official, consultant, scholar and advisor in international, regulatory, environmental, and governmental affairs. Mr. Connor served as Texas Secretary of State from 2003 to 2005, after having served as Deputy Secretary of State 2001 to 2003. He was the first modern Texas Secretary of State to use the office to promote Texas business internationally. As the state’s chief international officer, Connor led trade missions to many diverse countries, including China, Mexico, Brazil, France, Japan, Trinidad and Tobago, Vietnam, and Ethiopia. He also hosted visiting international dignitaries and investor groups in Texas making it one of the leading destinations for foreign investment. During Mr. Connor’s tenure, Texas overtook California as America’s largest exporting state. His previous public service included senior positions in the Governor’s Office, Department of Agriculture and Texas Commission on Environmental Quality. In the private sector, Mr. Connor practiced at top-tier law firms in administrative, regulatory and governmental affairs. He cofounded Texas Global, an international strategic consulting firm that advised clients on government affairs, economic development, and corporate growth. Mr. Connor was also a cofounder of a boutique investment advisory firm. Mr. Connor has maintained a strong international focus with ties to a variety of international communities in Texas and the United States. He is frequently sought as a speaker on issues of international politics, regulatory law, the world economy, and cross-cultural cooperation. He also serves as a contact and advisor for foreign businesses and organizations seeking to achieve business or policy goals in the U.S., as well as by U.S. entities looking to enhance their performance or impact abroad. His continued work with international clients has taken him to the UAE, Malta, New Zealand, Barbados, Pakistan and India. Mr. Connor served as an international election monitor for presidential elections in Liberia in 2006, Georgia in 2008, and Ukraine in 2010. He is a National Security Fellow with the Clements Center for National Security at the University of Texas at Austin. He previously worked as Director of Strategy for the Center and helped to organize conferences of leading scholars in the fields of national security, diplomacy, intelligence and defense. Mr. Connor is active in a number of civic, educational, and professional organizations. He is a member of the Board of Directors for the Asia Society of Texas, the Liberal Arts Advisory Board of Texas State University and the Austin Council on Foreign Affairs. He is member of the Explorers Club of New York, the Venerable Order of St. John, the Sovereign Military Order of the Temple of Jerusalem, and also serves as a JAG officer in the Texas State Guard. He has a BA in International Studies from Texas State University, a JD from the University of Texas Law School, a Graduate Certificate in Intelligence Studies from the Bush School of Texas A&M University, and a PhD in History from the University of Texas. He is the author of The Rise of Houston as a Global City, to be published by Texas A&M University Press in 2020. Geoffrey S. Connor was born in 1963.

Saskya Bedoya – President, Treasurer and Director.

Ms. Bedoya has a comprehensive background in account management, operational, regulatory and financial reporting areas. She brings nearly two decades of financial management experience, with responsibility for overseeing treasury, human resources and administrative functions, including more than 15 years at Dallas – based JMJ Development. A special focus of Bedoya’s work has been developing policies and procedures which improve performance and productivity. She has been employed exclusively within real estate development, construction, operation and asset management since completing her academic career at Texas State University in San Marcos.

Murugan Venkat – Secretary and Director.

Dr. Venkat brings his diverse global executive experience to financial and compliance aspects of corporate governance as well as to the integrity of its framework. Venkat has a Ph.D. in corporate finance from the University of Madras, India and began his career as an Associate Professor teaching finance, accounting and auditing at IMFR in Chennai. Before moving to the United States, he spent a decade as FA & CAO in the construction industry, three years as the chief accountant in a sugar manufacturing company and three years as the controller in an airline. In the beginning of this century, he helped an American aviation company for setting up an airline by adding 10 Boeing aircrafts one by one over a period of 3 years. Then he was controller for ten years in a manufacturing company in South Florida. Besides his involvement in Carnegie Development, he is also teaching online at CTU.

Gabriel Blanco, CPA – Controller.

Gabriel Blanco currently serves as a controller, supervising accounting matters such preparation of financials statement and SEC filings. He has over 10 years of experience in public accounting and leading accounting departments. Prior to Joining Carnegie Development Inc Gabriel worked for several large public companies, including KPMG, in positions such as Tax Accountant, Controller, and Auditor. Gabriel holds a BS and MA in accounting from Florida International University. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended December 31, 2019, none of the officers, directors and more than 10% beneficial owners have filed Form 5 with the SEC.

Broadview Holdings LLC is the majority shareholder but does not involve in the day to day activities of the Company and hence is a passive ownership.

Code of Ethics

We have adopted a code of ethics for our principal executive officers.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of December 31, 2019 were “independent” within the meaning of such rules.

ITEM 11. EXECUTIVE COMPENSATION

There was no executive compensation for the current year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the accounting year 2019, $66,281 is owed for the related party transactions.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal year ended December 31, 2019 and for the fiscal year ended December 31, 2018 was Yusufali & Associates LLC. Below is a summary of the fees billed to us by our independent accountants for professional services rendered for 2019 and 2018:

Fee Category	2019	2018
Audit Fees	17,500	10,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	17,500	10,000

ITEM 14. EXHIBITS.

Exhibit No.	Description
31.1	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: 15th April, 2020	/s/ Saskya Bedoya
By: Saskya Bedoya Its: President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: 15th April, 2020	/s/ Saskya Bedoya
Saskya Bedoya Director and Treasurer

