Form 10-Q
period 2020-03-31
Carnegie Development, Inc
filed 2020-05-15
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of May 13, 2020, there were 46,203,716 shares of common stock issued and outstanding.

Carnegie Development, INC.

Balance Sheet - Unaudited

	3 months ended	12 months ended
	31-Mar-20	31-Dec-19
	Unaudited	Unaudited
Assets
Current Assets:
Bank Account	$84	$84
Total current assets	$84	$84
Total assets	$84	$84
Liabilities
Current Liabilities:
Accounts payable	$236,290	$233,300
Accounts payable - Related Party	$67,905	$66,281
Accrued expenses	$-	$-
Total Current Liabilities	$304,194	$299,581
Total liabilities	$304,194	$299,581
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on March 31, 2020 and 1,000 shares issued and outstanding on December 31, 2019, recorded @ FMV to comply with FASB ASC Topic 718 Column (e)	$4,000	$4,000
Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on March 31, 2020 and 46,203,716 shares issued and outstanding on December 31, 2019	$3,532,757	$3,532,757
Additional Paid-in Capital	$-	$-
Retained Earnings	$(3,836,254)	$(3,536,757)
Net Loss	$(4,614)	$(288,497)
Total Liabilities & Equity	$84	$84

Note: Due to the Covid – 19 Shutdown, the Company did not get the review by the independent audit firm.

Carnegie Development, INC.

Statement of Operations – Unaudited

	For 3 months ended
	31-Mar-20	31-Mar-19
	Unaudited	Unaudited

Net Revenues	$-	$-

Operating expenses:
Office/General Administrative Expenses	$-	$166
Dues and Subscriptions	$507	$-
Legal & Professional Services	$3,944	$-
Office Supplies & Software	$163	$-
Taxes & Licenses	$-	$-
Total operating expenses	$4,614	$166

Operating loss	$(4,614)	$(166)

Net Gain (loss)	$(4,614)	$(166)

Net gain (loss) attributable to common stock	$(4,614)	$(166)

Earnings per share:
Basic and diluted	$(0.0000)	$(0.0000)

Basic and diluted weighted average common shares outstanding	46,203,716	41,153,156

Carnegie Development, INC.

Statement of Cash Flows - Unaudited

	For 3 months ended
	31-Mar-20	31-Mar-19
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	$(4,614)	$(166)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	$4,614	$250
Accrued Expenses	$-	$(120,000)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	$-	$(119,750)
Net cash provided by operating activities	$-	$(119,916)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital	$-	$120,000
NET CASH used by Financing Activities	$-	$120,000

NET CASH INCREASE (DECREASE) For PERIOD	$0	$84
Cash, Beginning	$84	$0
Cash, Ending	$84	$84

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$0	$0
Income taxes	$0	$0

5

Carnegie Development, INC.
Statement of Changes in Equity (Unaudited)

	Series A Preferred Stock		Common Stock		Surplus
	Shares	$	Shares	$	(Deficit)
Balance, December 31, 2018	1,000	4,000	41,153,156	2,270,117	$(3,536,757)
Common Stock issued			5,050,560	1,262,640
Net Income (Loss)	-	-	-	-	$(299,497)
Balance, December 31, 2019	1,000	4,000	46,203,716	3,532,757	$(3,836,254)
Net Income (Loss)	-	-	-	-	$(4,614)
Balance, March 31, 2020	1,000	4,000	46,203,716	3,532,757	$(3,840,868)

Carnegie Development, Inc.

Notes to Financial Statements as of March 31, 2020

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

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $ 3,840,868 as on the reporting date and there was no revenue since inception.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

a)	Officer’s compensation is a related party transaction for the reporting period:

	Q1 2020	Q4 2019	Q3 2019	Q2 2019
Compensation.	$0	$0	$0	$0

b)	In July 2019, the Company signed a contract with JMJ development Inc. for all the administrative support. The owner of JMJ Development Inc.is a major shareholder in the Company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	Mar 31, 2020	Dec 31, 2019
Deferred tax assets:
Net operating loss carryovers	$3,840,868	$3,836,254
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,840,868	$3,836,254
Valuation allowance	$(3,840,868)	$(3,836,254)
Net deferred tax asset	$-	$-

As on the reporting date, the Company had net operating loss carryovers of approximately $3.84 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

Results of Operations during the 3 months ended March 31, 2020 as compared to the same period of 3 months in the previous year 2019

There was no revenue during this period

Expenses during the current quarter are $4,614, which is a considerable increase from $166 as expenses of the same three months period in the previous year.

The net loss for the current quarter is $4,614, which is also a considerable increase from $166 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

During the previous year, the new management completed the formalities of opening the bank account.

Also, at the end of last year, the Company identified three special purpose entities engaged in the land development and construction of multi-family homes and signed up the MOU

Until December 2019, the contracts are not yet signed, while the special purpose entities are preparing the audited financial for negotiation

Cash Flow from Operating Activities

Net cash from operations for the current quarter is $0 as compared to $84 for the same period of the three months in the previous year.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Mine Safety Disclosures:

None

Item 5. Other Information:

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002*
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.*

________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: May 14, 2020	By:	/s/ Saskya Bedoya
Saskya Bedoya Treasurer

