Form 10-Q
period 2020-06-30
Carnegie Development, Inc
filed 2020-08-17
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 46,203,716 shares of common stock issued and outstanding.

Carnegie Development, INC
Balance Sheet

	6 months	12 months
	ended	ended
	06/30/20	12/31/19
Assets
Current Assets:
Bank Account	$84	$84
Total current assets	$84	$84
Total assets	$84	$84

Liabilities
Current Liabilities:
Accounts payable - Related Party	87,103	79,442
Accounts payable - Others	220,122	220,122
Accrued expenses	-	-
Total Current Liabilities	307,225	299,564
Total liabilities	307,225	299,564
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on June 30, 2020 and 1,000 shares issued and outstanding on December 31, 2019	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 46,203,716 shares issued and outstanding on June 30, 2020 and 46,203,716 shares issued and outstanding on December 31, 2019	3,532,757	3,532,757
Additional Paid-in Capital	0	0
Retained Earnings	-3,843,898	-3,836,237
Total Stockholders' Equity	-307,141	-299,480
Total Liabilities & Equity	$84	$84

Carnegie Development, INC
Income Statement

	3 months ended		6 months ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19

Net Revenues	0	0	0	0

Operating expenses:
Selling, general and administrative	3,064	4,699	7,661	4,865
Total operating expenses	3,064	4,699	7,661	4,865

Operating loss	(3,064)	(4,699)	(7,661)	(4,865)

Net Gain (loss)	(3,064)	(4,699)	(7,661)	(4,865)

Net gain (loss) attributable to common stock	(3,064)	(4,699)	(7,661)	(4,865)

Earnings per share:
Basic and diluted	(0.00007)	(0.00011)	(0.00017)	(0.00012)

Basic and diluted weighted average common shares outstanding	46,203,716	41,153,156	46,203,716	41,153,156

Carnegie Development, INC
Cash Flow Statement

	3 months ended		6 months ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	(3,064)	(4,699)	(7,661)	(4,865)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	3,064	4,699	7,661	4,949
Accrued Expenses	(0)	(0)	(0)	(120,000)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	3,064	4,699	7,661	(115,051)
Net cash provided by operating activities	(0)	(0)	(0)	(119,916)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	0	0	0	0

CASH FLOWS from Financing Activities
Additional Paid-in Capital	0	0	0	120,000
NET CASH used by Financing Activities	0	0	0	120,000

NET CASH INCREASE (DECREASE) For PERIOD	(0)	(0)	(0)	84
Cash, Beginning	84	84	84	0
Cash, Ending	84	84	84	84

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0	0	0
Income taxes	0	0	0	0

Carnegie Development, INC
Statement of shareholders' equity

	Preferred Stock		Common Stock		Surplus
	Shares	Value	Shares	Value	(Deficit)	Networth
Balance, December 31, 2017	1000	$4,000	41,153,156	$2,270,117	$(3,484,418)	$(1,210,301)
Net Income (Loss)	0	$0	0	$0	$(60,000)	$(60,000)
Balance, December 31, 2018	1,000	$4,000	41,153,156	$2,270,117	$(3,544,418)	$(1,270,301)
Share Issuance	0	$0	5,050,560	$1,262,640	$0	$1,262,640
Net Income (Loss)	0	$0	0	$0	$(291,819)	$(291,819)
Balance, December 31, 2019	1,000	$4,000	46,203,716	$3,532,757	$(3,836,237)	$(299,480)
Net Income (Loss)	0	$0	0	$0	$(7,661)	$(7,661)
Balance, June 30, 2020	1,000	$4,000	46,203,716	$3,532,757	$(3,843,898)	$(307,141)

Carnegie Development, Inc.

Notes to Financial Statements as of June 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Carnegie Development Inc., is a publicly trading company under the symbol, “CDJM”

The Company Website is www.carnegie-development.com

This Company was previously known as:

•	Escue Energy Inc until July 1, 2019
•	State of incorporation changed from Delaware to Nevada in 2015
•	eDoorways Corporation, Inc. until 2015
•	M Power Entertainment, Inc. until 2007
•	GK Intelligent Systems, Inc. until 2005
•	Technicraft Financial, Ltd. until 1994
•	Incorporated in Delaware in February 1988

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $3,843,898 as on the reporting date and there was no revenue since inception.

The Company is currently in the process of acquiring various special purpose entities engaged in developing affordable homes in Texas and is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

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

Product Concentration

The Company is focusing on developing affordable homes in Texas

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

NOTE 5 - RELATED PARTY TRANSACTIONS

a)	Officer’s compensation is a related party transaction for the reporting period:

	Q2 2020	Q1 2020	Q4 2019	Q3 2019
Compensation.	$0	$0	$0	$0

b)	In July 2019, the Company signed a contract with JMJ development Inc. for all the administrative support. The owner of JMJ Development Inc. is a major shareholder in the Company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

The components of the deferred tax assets and liabilities are as follows:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryovers	$3,843,898	$3,836,254
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	$3,843,898	$3,836,254
Valuation allowance	$(3,843,898)	$(3,836,254)
Net deferred tax asset	$-	$-

As on the reporting date, the Company had net operating loss carryovers of approximately $3.8 million that may be applied against future taxable income and expires at various dates between 2027 and 2033, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

Results of Operations during the 3 months ended 30th June 2020 are compared to the same period of 3 months in the previous year 2019

There was no revenue during this period

Expenses during the current quarter are $3,064, which is a considerable decrease from $4,699 as expenses of the same three months period in the previous year.

The net loss for the current quarter is $3,064, which is also a considerable increase from $4,699 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

This company is negotiating the acquisition of quiet a few special purpose entities engaged in the development of affordable homes in Texas.  As part of the negotiations, the company is waiting for the audited financials of the special purpose entities

Cash Flow from Operating Activities

Net cash from operations for the current quarter is $0 which is the same as in the same period of three months in the previous year.

Cash Flow from Investing Activities

Net cash provided by investing activities for the current quarter is $0 which is the same as in the same period of three months in the previous year.

Cash Flow from Financing Activities

Net cash provided by financing activities for the current quarter is $0 which is the same as in the same period of three months in the previous year.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a law suit on (i) Wall007, LLC, (ii) Wall009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November, 2019, this company was served with the notice of the court case. On December 30, 2019 this company filed its (i) Plea in Abatement; (ii) Rule 91A Motion to Dismiss Plaintiff’s Original Petition (“Motion to Dismiss”); (iii) Special Exceptions and Original Answer denying the causes of action asserted against CDI, and (iv) Motion for Protective Order and Motion to Stay Discovery Pre-Trial Proceedings. Plaintiffs filed an Amended Petition on 31st January 2020.On 10th April 2020, plaintiffs filed a suggestion of bankruptcy [not for CDI]. No other material events occurred in this case as on 21st March 2020.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002*
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.*

________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: August 14, 2020	By:	/s/ Timothy Barton
Timothy Barton Chief Executive Officer

