Form 10-K/A
period 2019-12-31
Carnegie Development, Inc
filed 2020-08-28
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CARNEGIE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0712976
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, #1087 Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 800-345-8561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Held by Non-affiliates at Market Price as on December 31, 2019

Voting	Common Stock	6,203,716 Shares	$2.02 per Share	$12,527,466

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019, is to remove an incorrect statement from Footnote 5 – Related Party Transactions to the Financial Statements under Item 8 of the Form 10-K. The last sentence in such footnote regarding the ownership of JMJ Development, Inc. should be removed from the document.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not reflect all events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

The undersigned Registrant hereby further amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as set forth below and as reflected in the substituted page attached hereto, which replaces the same numbered page in the original filing:

• Page 20 – Footnote 5 to the Financial Statements is hereby amended by deleting the last sentence thereof, regarding ownership of JMJ Development, Inc. This change is made to correct an inadvertently incorrect statement but has no effect upon any of the financial information contained in the Financial Statements, which remains unchanged.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CARNEGIE DEVELOPMENT, INC. (Formerly, Escue Energy, Inc.)

Dated: August 26, 2020	By:	/s/ Saskaya Bedoya
Saskaya Bedoya
Treasurer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy Barton	Date: August 26, 2020
Timothy Barton
President and Director

3

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

Preferred Stock

Series A – [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. **[2] Liquidation Preference**: The holders of the Series A Preferred Stock has no liquidation preference. **[3] Dividends**: The holders of the Series A Preferred Stock shall not receive dividend. **[4] Number**: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. **[5] Conversion**: The Series A Preferred Stock is not convertible into shares of common stock. **[7] Voting Rights**: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company's common stock. These shares are accounted at FMV so as to comply with FASB ASC Topic 718 column (e)

NOTE 5 - RELATED PARTY TRANSACTIONS

	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Compensation.	$ 0	$ 0	$ 0	$ 0

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

20

Table of Contents

4