Form 10-K/A
period 2019-12-31
Carnegie Development, Inc
filed 2020-11-17
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019, is to add the Report of Independent Registered Public Accounting Firm dated 14th November 2020 along with the audited financial statements of Carnegie Development INC, as of December 31, 2019 and 2018.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not reflect all events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Carnegie Development Inc.

Opinion: We have audited the accompanying balance sheets of Carnegie Development Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, stockholders’ equity and cash flows for each of these years in the period then ended, and the related notes (collectively referred as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of the years then ended, and the results of its operations and its cash flows for these years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters: The management listed the critical audit matters as note 11 in the notes on accounts.  They are the matters arising from the current period audit of the financial statements and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC

PCAOB registration # 3313

14th November 2020

BALANCE SHEET
As of December 31, 2019

		2019	2018
	Notes	USD	USD
ASSET

Current asset
Cash and cash equivalents		84	-

TOTAL ASSET		84	-

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		230,375	120,000
Loan from related party	3	90,411	-
Credit card payable		1,724	-

Total liabilities		322,510	120,000

Shareholders’ equity

Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on December 31, 2019 and 1,000 shares issued and outstanding on December 31, 2018	4	1	1

Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on December 31, 2019 and 41,153,156 shares issued and outstanding on December 31, 2018	4	3,532,757	2,270,117

Additional paid in capital	4	3,999	1,146,639

Accumulated loss		(3,859,183)	(3,536,757)
Total shareholders’ equity		(322,426)	(120,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		84	-

See accompanying notes to financial statements.

STATEMENT OF OPERATIONS
Year ended December 31, 2019

		2019	2018
	Notes	USD	USD

Revenues		-	-
Cost of revenues		-	-
GROSS LOSS		-	-

General and Administrative expense	5	(322,426)	(60,000)

LOSS FOR THE YEAR		(322,426)	(60,000)

Net loss per share of common stock attributable to common stockholder
Basic		(0.0076)	(0.0015)
Diluted		(0.0076)	(0.0015)

Weighted average shares used in computing net loss per share of common stock
Basic		42,626,236	41,153,156
Diluted		42,626,236	41,153,156

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Year ended December 31, 2019

		2019	2018
	Notes	USD	USD

OPERATING ACTIVITIES
Loss for the year		(322,426)	(60,000)
Adjustments for :
Working capital change :
Change in accounts payables and accruals		230,375	60,000
Change in Credit card payable		1,724	-

Net cash used in operating activities		(90,327)	-

FINANCING ACTIVITY
Loan from related party		90,411	-

Net cash from financing activity		90,411	-

Net increase in cash and cash equivalents		84	-
Cash and cash equivalents at beginning of period		-	-
Cash and cash equivalents at end of period		84	-

SUPPLEMENTAL DISCLOSURE:

Non cash financing activity
Conversion of Additional paid in capital into equity share capital		1,146,639	-

Conversion of Accounts payableinto equity share capital		120,000	-

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
As of December 31, 2019

	Series A Preferred Stock		Common Stock		Accumulated	Additional paid in	Total Shareholders'
	Shares	Amount	Shares	Amount	loss	capital	Equity

Balance as on January 1, 2018	1,000	1	41,153,156	2,270,117	(3,476,757)	1,146,639	(60,000)
						-
Net loss during the year	-	-	-	-	(60,000)	-	(60,000)

Balance as on December 31, 2018	1,000	1	41,153,156	2,270,117	(3,536,757)	1,146,639	(120,000)

Shares issued	-	-	5,050,560	1,262,640	-	-	1,262,640
Converted to equity shares	-	-	-	-	-	(1,142,640)	(1,142,640)
Net loss during the year	-	-	-	-	(322,426)	-	(322,426)
Balance as on December 31, 2019	1,000	1	46,203,716	3,532,757	(3,859,183)	3,999	(322,426)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS December 31, 2019

1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Carnegie Development Inc., is a publicly trading company under the symbol, “CDJM”

The Company Website is http://carnegie-development.com/

This Company was previously known as:

•	Escue Energy Inc until July 1, 2019
○ State of incorporation changed from Delaware to Nevada in 2015
•	eDoorways Corporation, Inc. until 2015
•	M Power Entertainment, Inc. until 2007
•	GK Intelligent Systems, Inc. until 2005
•	Technicraft Financial, Ltd. until 1994
•	Incorporated in Delaware in February 1988

Effective July 1st, 2019 the Articles of Incorporation has been amended and the new name is Carnegie Development, Inc.

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $ 3,859,183 as on the reporting date and there was no revenue since inception.

The Company acquired six special purpose entities in Texas. As of 14th November 2020, this Company awaits to receive the audited financial statements for these six special purpose entities to formalize the acquisition in compliance with the regulations. These six special purpose entities are engaged in land development and construction of multi-family homes.

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

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances in excess of federally insured limits.

Product Concentration

Since September 2020, the Company is focusing on real estate development activities.

Fair Value of Financial Instruments

The Company accounts, for the assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1 : Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2 : Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 : Unobservable inputs for which there is little or no market data, which require the use of the reporting entities own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities on the reporting date.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, credit card payable, accounts payable and loan from related party approximate their fair value due to the short maturity of these items.

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

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Fair Value Measurements

For certain financial instruments, including cash and cash equivalents, credit card payable, accounts payable and loan from related party, the carrying amounts approximate fair value due to their relatively short maturities.

The Company follows ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheet for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Special Purpose Entities

Effective 30th September 2020, this company shall report the consolidated financial statements to include the financial statements of the newly acquired six special purpose entities

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

3 LOAN FROM RELATED PARTY

A short term loan was extended by a related party to finance working capital requirements of the Company. The loan is unsecured, and non- interest bearing, with no set terms of repayment.

4 COMMON STOCK AND PREFERRED STOCK

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

Preferred Stock

Series A - [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock has no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company’s common stock.

Additional paid in capital

Additional paid in capital as on the current balance sheet date is attributable to Series A preferred stock.

5 GENERAL AND ADMINISTRATIVE EXPENSE

	2019	2018
	USD	USD

Taxes and licenses	223,356	-
Legal and professional expense	88,526	-
Administrative expenses	6,922	-
Dues and subscription	3,271	-
Bank charges	182	-
Office expenses	169	-
Managerial remuneration	-	60,000
	322,426	60,000

 6 RELATED PARTY TRANSACTIONS

Related parties include the shareholders, directors, key management personnel of the Company, and entities which are controlled or significantly influenced by any or all such parties.

The company has transactions with the related parties which arise in the normal course of business from the commercial transactions and same are reviewed and approved by the board.

Since 2019, this company is in receipt of short-term loans every now and then from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing that private business entity which is providing the short-term loans every now and then to this company.

None of the directors or officers received any remuneration from the Company during 2019 (2018: $60,000)

7 INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2019	2018
	USD	USD

Deferred tax assets :
Net operating loss carryovers	3,859,183	3,536,757
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,859,183	3,536,757
Valuation allowance	(3,859,183)	(3,536,757)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,859,183 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized

8 CONTINGENCIES AND COMMITMENTS

Contingencies

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a law suit on (i) Wal1007, LLC, (ü) Wal1009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November, 2019, this company was served with the notice of the court case. On December 30, 2019 thiscompany filed its (i) Plea in Abatement; (ii) Rule 91A Motion to Dismiss Plaintiff’s Original Petition (“Motion to Dismiss”); (iii) Special Exceptions and Original Answer denying the causes of action asserted against CDI, and (iv) Motion for Protective Order and Motion to Stay Discovery Pre-Trial Proceedings. Upon Plaintiffs filing an Amended Petition thereafter, this company withdrew the Motion to Dismiss on February 5, 2020. No other material events occurred in this case as on 21st march 2020.

The Management expects probable outflow as a result of this litigation to be remote and hence no provision provided.

Capital commitments

At 31 December 2019, the Company had capital commitments amounting to USD Nil (2018: USD Nil).

9 SUBSEQUENT EVENTS

On 11 March 2020, the World Health Organization made an assessment that the outbreak of a coronavirus (COVID-19) can be characterized as a pandemic. As a result, the economic and risk environment in which the company operates has been impacted. This situation arising and any possible impact to these financial statements is considered a subsequent, non-adjusting event

The situation, including the government and public response to the challenges, continue to progress and rapidly evolve. Therefore, the extent and duration of the impact of these conditions remain uncertain and depend on future developments that cannot be accurately predicted at this stage, and a reliable estimate of such an impact cannot be made at the date of authorization of these financial statements.

10 RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year’s presentation. However, such reclassifications do not have any impact on the Company’s previously reported financial results.

11 MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

CARNEGIE DEVELOPMENT, INC.

Dated: November 14, 2020	By:	/s/ Saskya Bedoya
Saskya Bedoya
Treasurer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy Barton	Date: November 14, 2020
Timothy Barton
President and Director

