Form 10-Q
period 2020-09-30
Carnegie Development, Inc
filed 2020-11-17
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 14, 2020, there were 46,203,716 shares of common stock issued and outstanding.

Carnegie Development, INC.

Unaudited Condensed Consolidated Balance Sheet

		Sep 30, 2020	Dec 31, 2019
	Notes	USD	USD
ASSETS

Current assets
Cash and cash equivalents		1,039	84
Construction in progress		10,568,691	-
		10,569,730	84

Non- Current assets
Land		15,755,181	-
Goodwill	3	22,006,328	-

		37,761,509	-
TOTAL ASSETS		48,331,239	84

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payables and accruals		3,922,543	230,375
Loan from related party	4	155,854	90,411
Credit card payable		177	1,724
		4,078,574	322,510

Non-Current liabilities
Promissory Notes	5	9,755,888	-
Loan from bank		11,603,564	-
Other non-current liabilities		723,237	-
EIDL from SBA		569,300	-
		22,651,989	-
Total liabilities		26,730,563	322,510

Shareholders’ equity

Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on September 30, 2020 and 1,000 shares issued and outstanding on December 31, 2019	6	1	1
Series I Cumulative Convertible Preferred Stock: 100,000 shares authorized, par value $0.001 per share; 21,786 shares issued and outstanding on September 30, 2020 and Nil shares issued and outstanding on December 31, 2019,	6	22	-

Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on September 30, 2020 and 41,153,156 shares issued and outstanding on December 31, 2019	6	3,532,757	3,532,757

Non-controlling interests		220,063	-

Additional paid in capital	6	21,790,242	3,999

Accumulated loss		(3,942,409)	(3,859,183)
Total shareholders’ equity		21,600,676	(322,426)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		48,331,239	84

See accompanying notes to financial statements.

3

Unaudited Condensed Consolidated Statement of Operations

	Three months ended		Nine months ended
	Sept 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019

Revenues	-	-	-	-
Cost of revenues	-	-	-	-
GROSS LOSS	-	-	-	-

General and Administrative expense	(51,008)	(45,779)	(83,226)	(57,062)

LOSS FOR THE PERIOD	(51,008)	(45,779)	(83,226)	(57,062)

See accompanying notes to financial statements.

Unaudited Condensed Consolidated Statement of Cash Flows

		Nine months ended
		September 30	September 30
		2020	2019
	Notes	USD	USD

OPERATING ACTIVITIES
Loss for the period		(83,226)	(57,062)
Adjustments for :
Working capital change :
Transfer of construction in progress		(10,568,691)	-
Change in accounts payables and accruals		3,692,167	627
Change in credit card payable		(1,546)	-

Net cash used in operating activity		(6,961,296)	(56,435)

INVESTING ACTIVITY
Transfer of Land		(15,755,181)	-

Net cash used in investing activity		(15,755,181)	-

FINANCING ACTIVITIES
Loan from related party		65,443	56,519
Transfer of Promissory Notes		9,755,888	-
Transfer of Loan from bank		11,603,564	-
Transfer of other non-current liabilities		723,237	-
Transfer of EIDL from SBA		569,300	-

Net cash from financing activities		22,717,432	56,519

Net increase in cash and cash equivalents		955	84

Cash and cash equivalents at beginning of period		84	-
Cash and cash equivalents at end of period		1,039	84

SUPPLEMENTAL DISCLOSURE:

Non-cash financing activity
Conversion of Additional paid in capital into equity share capital		-	1,142,640

Conversion of Accounts payable into equity share capital		-	120,000

See accompanying notes to financial statements.

Unaudited Statement of shareholders’ equity

						Additional	Non-
	Preferred Stock		Common Stock		Accumulated	paid in	controlling
	Shares	Amount	Shares	Amount	loss	capital	interests	Total

Balance as on January 1, 2019	1,000	1	41,153,156	2,270,117	(3,536,757)	1,146,639	-	(120,000)

Shares issued	-	-	5,050,560	1,262,640	-	-	-	1,262,640
Converted to equity shares	-	-	-	-	-	(,142,640)	-	(1,142,640)
Net loss during the year	-	-	-	-	(322,426)	-	-	(322,426)

Balance as on December 31, 2019	1,000	1	46,203,716	3,532,757	(3,859,183)	3,999	-	(322,426)

Issued for acquisition of SPEs	21,786	22	-	-	-	21,786,243	-	21,786,265
Transfer on acquisition of SPEs	-	-	-	-	-	-	220,063	220,063
Net loss during the year	-	-	-	-	(83,226)	-	-	(83,226)
Balance as on September 30, 2020	22,786	23	46,203,716	3,532,757	(3,942,409)	21,790,242	220,063	21,600,676

See accompanying notes to financial statements.

Notes on Accounts for the 3rd quarter ended September 30, 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Carnegie Development Inc (the “Company” or the “Parent Company”), is a publicly trading company under the symbol, “CDJM”

The company website is https://www.carnegie-development.com/

This Company was previously known as:

•	Escue Energy Inc until July 1, 2019
o	State of incorporation changed from Delaware to Nevada in 2015
•	eDoorways Corporation,Inc. until 2015
•	M Power Entertainment, Inc. until 2007
•	GK Intelligent Systems, Inc. until 2005
•	Technicraft Financial, Ltd. until 1994
•	Incorporated in Delaware in February 1988

Effective July 1st, 2019 the Articles of Incorporation has been amended and the new name is Carnegie Development, Inc.

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

The Company, and its Special Purpose Entities are engaged principally in the ownership, management, development, and operation of real estate development activities

On September 30, 2020, the Company acquired 99% of the Membership Interest ownership of six Special Purpose Entities (the “SPE”) in exchange of (a) Promissory Notes carrying an interest at the rate of 6% payable on or before September 30, 2025 and (b) 21,786 Shares of Series I Cumulative Convertible Preferred Stock.

The Group comprises of the Company and the following Special Purpose Entities:

	Effective Beneficial Ownership	Principal Activity
126 Villita LLC	99%	Real Estate Development
D4AVEG, LLC,	99%	Real Estate Development
D4KL LLC	99%	Real Estate Development
Mansion Apartment Homes at Maine Creek LLC	99%	Real Estate Development
Ridgeview Addition LLC	99%	Real Estate Development
Villita Towers LLC	99%	Real Estate Development

Going concern

The Group has an accumulated deficit of $ 3,942,409 as on the reporting date and there was no revenue since inception.

The Group is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Group can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Group to continue as a going concern.

Basis of Presentation

These condensed financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. The Company considered impacts to its estimates related to COVID-19, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that its accounting estimates are appropriate after considering the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, the Company’s SPEs with the calculations of the controlling interest in the SPEs by the Company, in which calculations the Company determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2019 (the “10-K”), as certain disclosures in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, that would duplicate those included in the 10-K are not included in these Condensed Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Group considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Construction in progress

Construction in progress is stated at cost. Cost comprises the cost incurred during the development of the project, including:

i.	the costs incurred on development works, construction, etc., together with the costs of ancillary activities; and

ii.	the cost of various design and other technical studies, infrastructure design and master planning conducted in connection with the project, together with all other expenses incurred in connection therewith.

Borrowing costs directly attributable to the acquisition, construction or production of an asset that necessarily takes a substantial period of time to get ready for its intended use or sale are capitalized as part of the cost of the respective assets until such time as the assets are substantially ready for their intended use. All other borrowing costs are expensed in the period they occur. Borrowing costs consist of interest and other costs that an entity incurs in connection with the borrowing of funds.

Accounts payables

Accounts payables are obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers. Accounts payable are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non- current liabilities.

Accounts payables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method.

Borrowings

Long term loans are recognized initially at fair value, net of transaction costs incurred. Borrowings are classified as current liabilities unless the company has an unconditional right to defer settlement of the liability for at least twelve months after the reporting date.

Concentration of Credit Risks

The Group is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Group’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances in excess of federally insured limits

Fair Value of Financial Instruments

The Group accounts, for the assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entities own assumptions.

The Group did not have any Level 2 or Level 3 assets or liabilities on the reporting date.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents and loan from related party approximate their fair value due to the short maturity of these items.

Revenue Recognition

The Group recognizes revenue on arrangements in accordance with ASC 606 — Revenue from Contracts with Customers. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured. Since inception and until now, this Group has not earned any revenue.

Advertising

The Group expenses advertising costs as incurred. The Group did not spend any money for the advertising, during the reporting period.

Share-Based Payment

The Group accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing the income available to stockholders by the weighted- average number of shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period

Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). Earnings per share calculations are provided as part of the income statement.

Fair Value Measurements

For certain financial instruments, including cash and cash equivalents, credit card payable, accounts payable and loan from related party, the carrying amounts approximate fair value due to their relatively short maturities.

The Group follows ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheet for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

The Group did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815

ASC 825-10 “Financial Instruments.” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Group chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Provisions

Provisions are recognized when the Group has a present legal or constructive obligation as a result of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made.

Net Income per Share

The Group computes net income (loss) per share in accordance with ASC 260-10, “Earnings per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

3. GOODWILL

Group acquired a goodwill in the current year on acquisition of six Special Purpose Entities by acquiring 99% shares in exchange for the consideration.

Goodwill was derived by deducting total value of liabilities of SPEs taken over by the Company, from total value of SPEs at which they are acquired.

The Company issued 21,786 Series I Cumulative Convertible Preferred Stock, at issue price of $1 having liquidation value of $ 1000 per share.

4. LOAN FROM RELATED PARTY

A short-term loan was extended by a related party to finance working capital requirements of the Company. The loan is unsecured, and non- interest bearing, with no set terms of repayment.

5. NOTE PAYABLE

The Company issued Promissory Note as part of acquisition of six Special Purpose Entities, in exchange of the existing Promissory Notes signed by these six Special Purpose Entities. The note payable is payable on demand, maturing on September 30, 2025, bearing interest rates of 6% per annum, payable quarterly. The Note is to be secured by a Collateral Pledge of the Interest to and in favor of Transferor of all six SPEs.

6. COMMON STOCK AND PREFERRED STOCK

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

Preferred Stock

Series A - [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock has no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company’s common stock

Series I - [1] Designation: A series of preferred stock is hereby designated as Series I Cumulative Convertible Preferred Stock. [2] Par value is $0.001 per share; [3] Authorized to issue 100,000 shares; [3] Liquidation Preference: The holders of the Series I Cumulative Convertible Preferred Stock has the liquidation preference over the Junior Securities. [4] Dividends: The holders of the Series I Cumulative Convertible Preferred Stock shall be entitled to receive @ 7% per annum on the “Liquidation Value” as quarterly cumulative dividends in preference to and with priority over dividends upon all “Junior Securities” [5] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [6] Conversion: The Series I Cumulative Convertible Preferred Stock is convertible into shares of common stock at the conversion price and at the option of the holders, either in whole or in part commencing the first business day after 30th June 2021. [7] Conversion Price:  The amount obtained by multiplying (i) 0.9 by (ii) the simple average of the daily closing price of the common stock for the 20 business days ending on the last business day of the calendar week immediately preceding the date of conversion, provided however the conversion price shall not be less than $4 (i.e. 250 common shared per $1,000 Liquidation Value) [8] Voting Rights: The Series I Cumulative Convertible Preferred Stock, collectively, are entitled to limited voting rights on select issues. [9] Liquidation value of the Series I Cumulative Convertible Preferred Stock is $1,000 per share. [10] There is currently 5 shareholders of record of the company’s Series I Cumulative Convertible Preferred Stock [11] The Series I Cumulative Convertible Preferred Stock can be redeemed at the option of the Issuer [12] On September 30, 2020 the Company issued 21,786 shares.

Additional paid in capital

Additional paid in capital attributable to Series A preferred stock is $ 3,999 and additional paid in capital is attributable to Series I Cumulative Convertible preferred stock is $21,786,243.

7. RELATED PARTY TRANSACTIONS

Related parties comprise the shareholders, directors, key management personnel of the Company, and entities controlled, jointly controlled, or significantly influenced by such parties.

The company enters transaction with related parties which arise in the normal course of business from the commercial transactions and same are approved the board.

Since 2019, this company is receiving short loan from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing the private business entity which is providing the short-term loan to this company.

No remuneration was paid to any directors or members of key management during the period ended September 30, 2020 (2019: Nil).

8. INCOME TAXES

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.

The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions

Tax positions that meet the more likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the grouping balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Group’s effective tax rate to the statutory federal rate is as follows:

	Sep 30, 2020	Dec 31, 2019
Deferred tax assets:
Net operating loss carryovers	3,942,409	3,859,183
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,942,409	3,859,183
Valuation allowance	(3,942,409)	(3,859,183)
Net deferred tax asset	-	-

9. CONTINGENCIES AND COMMITMENTS

Contingencies

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a law suit on (i) Wal1007, LLC, (ü) Wal1009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November, 2019, this Group was served with the notice of the court case. On December 30, 2019 this Group filed its (i) Plea in Abatement; (ii) Rule 91A Motion to Dismiss Plaintiff’s Original Petition (“Motion to Dismiss”); (iii) Special Exceptions and Original Answer denying the causes of action asserted against CDI, and (iv) Motion for Protective Order and Motion to Stay Discovery Pre-Trial Proceedings. Upon Plaintiffs filing an Amended Petition thereafter, this Group withdrew the Motion to Dismiss on February 5, 2020. No other material events occurred in this case since 21st March 2020.

The Management did not provide any provision for this litigation.

Capital commitments

On September 30, 2020, the Group has no capital commitments (2019: Nil).

10. SUBSEQUENT EVENTS

On 11 March 2020, the World Health Organization made an assessment that the outbreak of a coronavirus (COVID-19) can be characterized as a pandemic. As a result, the economic and risk environment in which the Group operates has been impacted. This situation arising and any possible impact to these financial statements is considered a subsequent, non-adjusting event

The situation, including the government and public response to the challenges, continue to progress and rapidly evolve. Therefore, the extent and duration of the impact of these conditions remain uncertain and depend on future developments that cannot be accurately predicted at this stage, and a reliable estimate of such an impact cannot be made at the date of authorization of these financial statements.

11. RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year’s presentation. However, such reclassifications do not have any impact on the Group’s previously reported financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This MD&A (“Management’s Discussion and Analysis of Financial Condition and Plan of Operations”) is intended for understanding the historical results of operations during the accounting periods presented in this report and the financial condition. This MD&A should be read in conjunction with the related consolidated financial statements presented in this report and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. The actual results could differ materially from what is anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Results of Operations during the 9 months ended September 30, 2020 as compared to the same period of 9 months in the previous year 2019

There was no revenue during this period

Expenses during the current quarter are $83,226, which is a considerable increase from $57,062 as expenses of the same three months period in the previous year.

The net loss for the current quarter is $83,226, which is also a considerable increase from $57,062 as the net loss for the same three months period in the previous year.

Liquidity and Capital Resources

During the previous year, the new management completed the formalities and started with a new bank account. At the end of the previous year, the Company identified three special purpose entities engaged in the land development and construction of multi-family homes and signed up the MOU. In September 2020, the contracts were signed, and the special purpose entities are now preparing the audited financials, as required under the regulations. With the acquisition of these 6 special purpose entities, the Company may improve the liquidity in the coming years

Cash Flow from Operating Activities

Net cash used in operations for the current quarter is $ 6,961,296 as compared to $56,435 for the same period of the three months in the previous year.

Cash Flow from Investing Activities

Net cash used by investing activities for the current quarter is $15,755,181 as compared to $ 0 for the same as in the same period of the three months in the previous year.

Cash Flow from Financing Activities

Net cash provided by financing activities for the current quarter is $ 22,717,432 as compared to $ 56,519 for the same as in the same period of the three months in the previous year.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b(2) of the Exchange Act and are not required to provide information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

With the change in the management, this Company is contracting to receive the administrative support and is planning to provide adequate controls and procedures in place in due course.

For the current quarter, the Company had few transactions. The book-keeping and the financial statement preparations were handled by qualified professionals and hence this management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms and (ii) accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding disclosure. It has been determined by the Company’s management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2020, Carnegie Development, Inc. (the “Issuer” or the “Company”) issued an aggregate of 21,786 Shares of its Series I Cumulative Convertible Preferred Stock to five different entities as part of the acquisition of 99% of six different limited liability companies, which are all Special Purpose Entities (“SPE”) engaged in real estate development activities in Texas or Florida, including multifamily, individual lot development and home building. Each entity receiving Shares of Series I Cumulative Convertible Preferred Stock executed and delivered a Subscription Agreement and Letter of Investment Intent, and the Shares were issued in reliance upon the exemption under Section 4(2) of the Securities Act of 1933.

Item 5. Other Information:

On September 30, 2020, the Company acquired 99% of the membership interest in each of the following entities from five other entities in exchange for 21,786 Shares of Series I Cumulative Convertible Preferred Stock and Promissory Notes in the original Stated Principal Amount of $9,755,888:

●    126 Villita, LLC, which is developing St. Mary’s Tower in San Antonio, Bexar County, Texas, a 24-story building with steel frame, stucco and glass exterior, with a flat roof; the building, when completed, will have 186,500 net rentable square feet with level 1 for office space, levels 2-6 for parking, level 7 for a pool and social deck, and levels 8-24 including 250 residential units. The building is located on a 0.492-acre tract of land in the city of San Antonio. The budget for the development is $62,100,000.

●    D4AVEG, LLC is developing 280 housing units consisting of 238,968 square feet on 21.68 acres located in Winter Haven, Polk County, Florida. The development budget is $40,770,000 as a non-HUD, multifamily project.

●    D4KL, LLC is developing 226 housing units on 16.17 acres of land located in Killeen, Texas. The development budget is $46,900,000.

●    Mansions Apartments at Marine Creek LLC is developing 638 housing units on a 54.166-acre tract of land located in Tarrant County, Texas. Construction is in three separate phases, and in each phase, the development budget is approximately $42,000,000.

●    Ridgeview Additions LLC is a land development project on a 15.004-acre tract of land located in Venus, Johnson County, Texas, which ultimately will create 54 lots, with an average lot size of 56 feet by 108 feet, for an expected sale price of $955 per front foot ($53,480 per lot).

●    Villita Towers LLC is developing 226 multifamily housing units on a 0.35-acre tract of land in San Antonio, Bexar County, Texas, with an estimated loan component of $66,000,000.

All of the foregoing items are in varying stages of development from initial plans to near completion.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002*

________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

Date: November 14, 2020	By:	/s/ Timothy Barton
Timothy Barton President

