Form 10-K
period 2020-12-31
Carnegie Development, Inc
filed 2021-04-06
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CARNEGIE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0712976
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, #1087 Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-345-8561

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

Held by Non-affiliates at Market Price as on March 31, 2021

Voting	Common Stock	6,203,716 Shares	$2.80 per Share	$17,370,405

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

These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required under applicable law. We cannot guarantee future results, levels of activity, performance, or achievements.

ITEM 1. BUSINESS

OVERVIEW

This Company was originally incorporated in the State of Delaware in February 1988 under the name Technicraft Financial, Ltd. In October 1991, the Company changed its name to LBM-US, Inc. (“LBM”). Pursuant to an agreement effective August 1994, LBM acquired all the assets and liabilities of GK Intelligent Systems, Inc., a Texas corporation, in exchange for 6,758,920 shares of LBM common stock which were issued to Gary F. Kimmons and his family partnership. The remaining 963,275 shares of LBM common stock then outstanding were retained by the former shareholders of LBM in transaction treated for accounting purposes as a reverse merger. On April 3, 2002, the Company effectuated a 1-for-10 reverse split of its common stock. On May 18, 2005, the Company changed its name to M Power Entertainment, Inc. and effectuated a 1-for-200 reverse split of its common stock and changed the names as GK Intelligent Systems, Inc. On September 4, 2007, the Company changed its name to eDoorways Corporation and effectuated a 1-for-2,000 reverse split of its common stock. In May 2010, the Company changed its name to eDoorways International Corporation. On October 27, 2011, the Company effectuated a 1-for-1,000 reverse split of its common stock. On May 6, 2013, the Company converted from a Delaware corporation to a Nevada corporation. In April 2015, Sohail Quraeshi, the then CEO, was issued 1,000 shares of the Company’s Series A Preferred Stock which had previously been issued to our former Acting CEO, Arne Ray, who served from August 13, 2013 until April 1, 2015. Those shares were returned as Treasury stock by Mr. Ray, without consideration, and then issued to Sohail Quraeshi as compensation valued at fair market value, or $4.00 per share so as comply with FASB ASC Topic 718 column (e). This transaction constituted a change of control of the Company as the Series A Preferred Shares, collectively, votes an equivalent of 75% of all eligible voting shares. The owner of such shares prior to being held by Mr. Ray was our former CEO, Gary Kimmons, who held such shares from issuance until August 15, 2013. The issuances of the shares of Series A Preferred Stock were also treated as compensation to Messrs. Kimmons and Ray, respectively, and valued a fair market value of $0.01 per share pursuant to FASB ASC Topic 718 (e). On June 23, 2015, a Certificate of Amendment to Articles of Incorporation of the Company, which was filed with the Nevada Secretary of State on June 1, 2015, was declared effective by FINRA – Corporate Actions, whereby the Company effectuated (i) A reduction in the number of authorized shares of common stock from 2,500,370,900 to 250,000,000; (ii) a Change of name from eDoorways International Corporation to Escue Energy, Inc.; and (iii) a 1-for-2,000 reverse split of the Company’s common stock, $0.00001 par value per share. Effective July 1st, 2019 the Articles of Incorporation has been amended and the new name is Carnegie Development, Inc. On Tuesday 3rd September 2019, this company completed the online application (Filing ID: 4128722) for name change and symbol change. On Friday 3rd April 2020 FINRA required the company to resubmit the application (OTC Corporate Actions CAS – 68178).

Since 2021, the company is engaged in land acquisitions for Real Estate Development.

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

PRODUCTS AND SERVICES

Real Estate Development: Since 2021, the company is engaged in land acquisitions for Real Estate Development.

COMPETITION

There exist five basic competitive forces, which are the threat of new market entrants, the threat of substitute products, the bargaining power of buyers, the bargaining power of suppliers, the competition within existing rivals

National Multi-family Housing Council1 ranked Alliance Residential in Phoenix, AZ as the top-ranking developer2 in 2020

The company’s name is an acronym of “Innovation, and Excellence”.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any customers for our services as we are collaborating with various the Single Purpose Entities.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

The company had no PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.

_________

1 NMHC | 2020 Top Developers List

2 A Developer is the firm responsible for the entire process related to the development of a new multifamily (defined as five or more units) rental community (including independent living and age-restricted housing). The developer controls everything from preliminary planning to obtaining financing to preparing the community for delivery to the market, and typically is responsible for selection of the builder. Units are started for the developer's own account, and upon completion of units, the developer will be the owner of the units. This includes developers who may sell their property after the units have been leased.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Not applicable.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

All our research and development activities are presently borne by the Company. As on the reporting date, we have spent $0 on research and development activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own1 any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a lawsuit on (i) Wall007, LLC, (ii) Wall009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November 2019, this company was served with the notice of the court case. As on 31st December 2020, this case was dismissed.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

_________

1 https://www.sec.gov/ixdoc=/Archives/edgar/data/1024095/000147793220006701/cdi_10q.htm In page 18 of the 10Q-3 report, acquisition of 99% membership interest was mentioned. However, the same are rescinded ab initio. More details in ITEM 9B. OTHER Information, in Part II of this report.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTC Bulletin Board System under the ticker symbol “CDJM.PK.”

Because we are quoted on the OTC Pink market, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table describes, for the respective periods indicated, the price of our common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions. The figures below may not necessarily represent actual transactions. The share price is from CDJM - CARNEGIE DEVELOPMENT INC. | Overview | OTC Markets

Fiscal 2020	High	Low
First Quarter	$2.05	$1.00
Second Quarter	$3.04	$0.55
Third Quarter	$3.81	$1.12
Fourth Quarter	$2.30	$1.37

Fiscal 2019	High	Low
First Quarter	$0.15	$0.15
Second Quarter	$1.27	$0.15
Third Quarter	$5.50	$0.52
Fourth Quarter	$5.30	$2.02

Holders

There were 226 holders of record of our Common Stock as of 31st March 2021.

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

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements because of many factors.

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

Going Concern

While the auditor has been questioning our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations, the company re-aligned itself to engage in land acquisition for Real Estate Development. A “going concern” opinion could impair our ability to raise the required finance for our proposed operations through the sale of debt or equity securities. However, the financial statements have been prepared assuming that the Company continues as a going concern

Results of Operations for the current reporting period, as compared to previous reporting period

There was no revenue during this period

Expenses during the current reporting period are $73,609 which is lower than $322,426 for the previous year.

The net loss for the current year is $73,609 which is also lower than $322,426 for the previous year.

Liquidity and Capital Resources

During the current reporting period, the company’s liquidity was very impacted by the Pandemic caused by the Covid-19. Consequently, this company was not able to access any capital resources during the current reporting period.

Cash Flow from Operating Activities

The Company used $65,687 in cash for the current reporting period as against $90,327 in the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in the previous year.

Cash Flow from Financing Activities

The Company received $66,510 as a repayable loan from as a related party transaction, in the current reporting period whereas it was $90,411 in the previous year

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument, or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

Critical Accounting Policies

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Stock Based Compensation—The Company follows the fair value recognition provisions of FAS 123(R). Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS

The Audit for the current year is not yet completed and the delay in audit is attributable to the “Stay Home” order in force due to COVID–19 pandemic impact.

CARNEGIE DEVELOPMENT INC

FINANCIAL STATEMENTS

BALANCE SHEET
As of December 31, 2020 (Un-audited)

		2020	2019
ASSET	Notes	USD	USD

Current asset
Cash and cash equivalents		907	84

TOTAL ASSET		907	84

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		239,352	230,375
Loan from related party	3	156,921	90,411
Credit card payable		669	1,724

Total liabilities		396,942	322,510

Shareholders’ equity

Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on December 31, 2020 and 1,000 shares issued and outstanding on December 31, 2019	4	1	1

Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on December 31, 2020 and 46,2053,716 shares issued and outstanding on December 31, 2019	4	3,532,757	3,532,757

Additional paid in capital	4	3,999	3,999

Accumulated loss		(3,932,792)	(3,859,183)
Total shareholders’ equity		(396,035)	(322,426)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		907	84

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC

FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS
Year ended December 31, 2020 (Un-audited)
	2020	2019
	USD	USD

Revenues	-	-

Cost of revenues	-	-
GROSS LOSS	-	-

General and Administrative expense
Taxes and licenses	1,275	223,356
Legal and professional expense	63,554	88,526
Administrative expenses	4,433	6,922
Dues and subscription	3,872	3,271
Bank charges	172	182
Office expenses	303	169
Managerial remuneration	-	-
Total General and Administrative Expense	73,609	322,426

LOSS FOR THE YEAR	(73,609)	(322,426)

Net loss per share of common stock attributable to common stockholder
Basic	(0.0017)	(0.0076)
Diluted	(0.0017)	(0.0076)

Weighted average shares used in computing net loss per share of common stock
Basic	42,626,236	42,626,236
Diluted	42,626,236	42,626,236

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC

FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS
Year ended December 31, 2020 (Un-audited)

		2020	2019
	Notes	USD	USD

OPERATING ACTIVITIES
Loss for the year		(73,609)	(322,426)
Adjustments for:
Working capital change:
Change in accounts payables and accruals		8,977	230,375
Change in Credit card payable		(1,055)	1,724

Net cash used in operating activities		(65,687)	(90,327)

FINANCING ACTIVITY
Loan from related party		66,510	90,411

Net cash from financing activity		66,510	90,411

Net increase in cash and cash equivalents		823	84
Cash and cash equivalents at beginning of period		84	-
Cash and cash equivalents at end of period		907	84

SUPPLEMENTAL DISCLOSURE:

Non cash financing activity
Conversion of Additional paid in capital into equity share capital		-	1,146,639

Conversion of Accounts payable into equity share capital		-	120,000

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC

FINANCIAL STATEMENTS

STATEMENT OF SHAREHOLDER'S EQUITY
As of December 31, 2020 (Un-audited)

	Series A Preferred Stock		Common Stock		Accumulated	Additional paid	Total Shareholders'
	Shares	Amount	Shares	Amount	loss	in capital	Equity

Balance as on January 1, 2019	1,000	1	41,153,156	2,270,117	(3,536,757)	1,146,639	(120,000)

Shares issued	-	-	5,050,560	1,262,640	-	-	1,262,640
Converted to equity shares	-	-	-	-	-	(1,142,640)	(1,142,640)
Net loss during the year	-	-	-	-	(322,426)	-	(322,426)
Balance as on December 31, 2019	1,000	1	46,203,716	3,532,757	(3,859,183)	3,999	(322,426)

Net loss during the year	-	-	-	-	(73,609)	-	(73,609)
Balance as on December 31, 2020	1,000	1	46,203,716	3,532,757	(3,932,792)	3,999	(396,035)

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

1. NATURE OF OPERATIONS AND BASIS OFPRESENTATION

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

On 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $3,932,792 as on the reporting date and there was no revenue since inception. Since this company is not a fully reporting company and is filing the reports voluntarily, the Company is currently filing the unaudited financial statements and wait for the audited financial statements

The Company is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

Basis of Presentation

This Company uses the enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS”) no. 7. The accompanying financial statements are prepared in accordance with Generally accepted accounting principles (“US GAAP”) in the United States of America.

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

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is engaged in land acquisitions for real estate development.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances in excess of federally insured limits.

Product Concentration

As part of real estate development, this company can sell the well laid-out paper lots (a parcel with ann approved tract map which is essentially a level of entitlements) as approved by the city and/or use the paper lots for building (a) single family homes; (b) multi-family homes; and/or (c) Rent-To-Build Homes.

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

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

Advertising

The Company expenses advertising costs as incurred. The Company did not spend any money for the advertising, during the reporting period.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation- Stock Compensation, Under the fair value recognition provisions of this topic, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted” basis.

LOAN FROM RELATED PARTY

A short-term loan was extended by a related party to finance working capital requirements of the Company. The loan is unsecured, and non- interest bearing, with no set terms of repayment.

3. COMMON STOCK AND PREFERRED

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

Preferred Stock

Series A - [1] Designation: A series of preferred stock is hereby designated as Series A Preferred Stock. [2] Liquidation Preference: The holders of the Series A Preferred Stock has no liquidation preference. [3] Dividends: The holders of the Series A Preferred Stock shall not receive dividend. [4] Number: The number of shares is fixed at 1,000. As on the reporting date, 1,000 shares are authorized, issued and outstanding. [5] Conversion: The Series A Preferred Stock is not convertible into shares of common stock. [7] Voting Rights: The Series A Preferred Stock, collectively, are entitled to that number of votes which shall equal Seventy-five percent (75%) of all eligible votes. There is currently 1 shareholder of record of the company's Series A Preferred Stock.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

Additional paid in capital

Additional paid in capital is attributable to Series A preferred stock.

4. RELATED PARTY TRANSACTIONS

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

No remuneration was paid to any directors or members of key management during the current reporting year

	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Compensation.	$0	$0	$0	$0

5. INCOME TAXES

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

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2020

	2020	2019
Deferred tax assets	USD	USD
Net operating loss carryovers	3,932,792	3,859,183
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,932,792	3,859,183
Valuation allowance	(3,932,792)	(3,859,183)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,932,792 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

6. CONTINGENCIES AND COMMITMENTS

Contingencies

Silverland Finance Ltd, Platinum Investment Corporation, Lin Zhou, Jin Wang, and Li Jun (collectively known as plaintiffs) have filed a lawsuit on (i) Wal1007, LLC, (ü) Wal1009, LLC, (iii) Timothy Barton, (iv) Sada Cumber, and (v) Carnegie Development, Inc. (collectively known as defendants) on November 15, 2019 in the 44th Judicial District of Texas in Dallas County, Texas, Case No DC-19-18361 and on 25th November 2019, this company was served with the notice of the court case. As on the date of the current reporting period, the court dismissed the case.

Capital commitments

For the current reporting year, the Company had no capital commitments which is the same for the previous reporting year.

The management reviewed with the legal team and concluded that there are no disputes remaining unresolved and hence there are no contingent liabilities as on the reporting date. The company is trying to settle the claims by share issuance as and when received and processed.

7. SUBSEQUENT EVENTS

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

8. RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year's presentation. However, such reclassifications do not have any impact on the Company's previously reported financial results.

9. MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

Manuals and handbooks: Absence of written manuals and handbooks is the concern for the audit. Since the Company is involving experienced professionals for the day-to-day operations, the need for specialized training was not felt. So also, the need for the written manuals and handbooks. However, the Management is aware of the need for standard operating procedures to educate and train its growing general staff. Preparation of manuals and handbooks has begun.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

With the change in the management, this Company is contracting to receive the administrative support and is planning to provide adequate controls and procedures in place in due course.

For the current year, the Company has few transactions. The book-keeping and the financial statement preparations were handled by qualified professionals and hence this management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. It has been determined by our management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

The management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. The system of internal control over financial reporting prevents or detect misstatements. All projections such as evaluation of effectiveness to future periods, are provided by well experienced professionals, while the same can be subject to inherent risks such as changing conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management conducts quarterly evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, the Company is constantly requiring the experts to improve the system to remove any material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

On September 30, 2020, the Company acquired 99% of the membership interest in each of the following entities from five other entities in exchange for 21,786 Shares of Series I Cumulative Convertible Preferred Stock and Promissory Notes in the original Stated Principal Amount of $9,755,888:

•

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

•

D4AVEG, LLC is developing 280 housing units consisting of 238,968 square feet on 21.68 acres located in Winter Haven, Polk County, Florida. The development budget is $40,770,000 as a non-HUD, multifamily project.

•	D4KL, LLC is developing 226 housing units on 16.17 acres of land located in Killeen, Texas. The development budget is $46,900,000.

•

Mansions Apartments at Marine Creek LLC is developing 638 housing units on a 54.166-acre tract of land located in Tarrant County, Texas. Construction is in three separate phases, and in each phase, the development budget is approximately $42,000,000.

•

Ridgeview Additions LLC is a land development project on a 15.004-acre tract of land located in Venus, Johnson County, Texas, which ultimately will create 54 lots, with an average lot size of 56 feet by 108 feet, for an expected sale price of $955 per front foot ($53,480 per lot).

•	Villita Towers LLC is developing 226 multifamily housing units on a 0.35-acre tract of land in San Antonio, Bexar County, Texas, with an estimated loan component of $66,000,000.

All of the foregoing items are in varying stages of development from initial plans to near completion.  Subsequently, as other considerations occurred, the Company and the different transferring entities entered into separate Rescission Agreements, effective December 30, 2020, which rescinded each transaction ab initio

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our current directors and executive officers. Also, the principal officers and positions with us held by each person and the date such person became our director, executive officer. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation, or removal by the Board of Directors.

Timothy Barton	President and CEO*	1st October, 2019
Robert W Bueker	CFO	1st October, 2019
Saskya Bedoya	Treasurer*	1st October, 2019
Murugan Venkat	Secretary*	22nd January 2019

__________

* Member of Board of Directors

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

Broadview Holdings LLC is the majority shareholder but does not involve in the day-to-day activities of the Company and hence is a passive ownership.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

As of the reporting date, the Company had 46,203,716 common shares outstanding.  The following table sets forth certain information regarding our shares of common stock beneficially owned as of the reporting date, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days from the reporting date. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the Closing Date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding
Timothy Barton	Director, President and CEO	Dallas, TX	0	Common	0
Robert W Bueker	Officer - CFO	Dallas, TX	0	Common	0
Saskya Bedoya	Director and Treasurer	Dallas, TX	0	Common	0
Murugan Venkat	Director and Secretary	Hollywood, FL	0	Common	0
Broadview Holdings, LLC	Owner of more than 5%	Dallas, TX	40000000	Common	86.57%
Broadview Holdings, LLC	Owner of more than 5%	Dallas, TX	1000	Series A Preferred Stock	100
Cynergy Development Advisers, LLC	Owner of more than 5%	Dallas, TX	4948854	Common	10.71%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the accounting year 2019, $66,281 is owed for the related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

Our independent accountants for the fiscal year ended December 31, 2020 is Yusufali & Associates LLC. Below is a summary of the fees billed to us by our independent accountants for professional services rendered for 2020 and 2019:

Fee Category	2019	2018
Audit Fees	10,000	17,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	10,000	17,500

ITEM 15. EXHIBITS.

Exhibit No.	Description
31.1	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
31.2	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________

Filed Herewith

ITEM 16. SUMMARY.

Optional and not included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Saksya Bedoya	Date: March 31, 2021
	Timothy Barton		Saskya Bedoya
	President & Director		Treasurer & Director

