Form 10-Q
period 2021-03-31
Carnegie Development, Inc
filed 2021-05-12
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Carnegie Development INC
BALANCE SHEET (unaudited)
As of March 31, 2021		Current	Prior
		As of	As of
		3/31/2021	12/31/2020
ASSET	Notes	USD	USD

Current asset
Cash and cash equivalents		863	907

TOTAL ASSET		863	907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		239,522	239,352
Credit card payable		1,423	669
Loan from related party	2	156,688	156,921

Total liabilities		397,633	396,942

Shareholders’ equity

Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on March 31, 2021 and 1,000 shares issued and outstanding on December 31, 2020	3	1	1

Common stock: 250,000,000 shares authorized, par value $0.00001 per share, 46,203,716 shares issued and outstanding on March 31, 2021 and 46,203,716 shares issued and outstanding on December 31, 2020	3	3,532,757	3,532,757

Additional paid in capital	3	3,999	3,999

Accumulated loss		(3,933,527)	(3,932,792)
Total shareholders’ equity		(396,770)	(396,035)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		863	907

See accompanying notes to financial statements.

Carnegie Development INC
STATEMENT OF OPERATIONS
	For 3 months	For 3 months
	ended	ended
	3/31/2021	3/31/2020
	unaudited	unaudited
	USD	USD

Revenues	-	-

Cost of revenues	-	-
GROSS LOSS	-	-

General and Administrative expense
Bank charges	73
Dues and subscription	305	507
Legal and professional expense	169	3,944
Office supplies & Software purchases	27	163
Office/General Admin expenses	35
State Filing Fees	125
Taxes and licenses	-
Managerial remuneration	-	-
Total General and Administratived Expense	735	4,614

LOSS FOR THE YEAR	(735)	(4,614)

Net loss per share of common stock attributable to common stockholder
Basic	(0.0000)	(0.0001)
Diluted	(0.0000)	(0.0001)

Weighted average shares used in computing net loss per share of common stock
Basic	46,203,716	46,203,716
Diluted	46,203,716	46,203,716

See accompanying notes to financial statements.

Carnegie Development INC
STATEMENT OF CASH FLOWS
	For 3 months	For 3 months
	ended	ended
	3/31/2021	3/31/2020
	unaudited	unaudited
	USD	USD

OPERATING ACTIVITIES
Net Gain (Loss)	(735)	(4,614)
Adjustments for:
Change in accounts payables and accruals	169	4,614
Change in credit card payable	173

Net cash used in operating activities	(392)	-

FINANCING ACTIVITY
Loan from related party	348

Net cash from financing activity	348	-

Net increase in cash and cash equivalents	(45)	-
Cash and cash equivalents at beginning of period	907	84
Cash and cash equivalents at end of period	863	84

SUPPLEMENTAL DISCLOSURE: None

See accompanying notes to financial statements.

Carnegie Development INC
STATEMENT OF SHAREHOLDER'S EQUITY
As of March 31, 2021

	Series A Preferred Stock		Common Stock		Accumulated	Additional paid in	Total Shareholders'
	Shares	Amount	Shares	Amount	loss	capital	Equity

Balance as on January 1, 2019	1,000	1	41,153,156	2,270,117	(3,536,757)	1,146,639	(120,000)
Shares issued	-	-	5,050,560	1,262,640	-	-	1,262,640
Converted to equity shares	-	-	-	-	-	(1,142,640)	(1,142,640)
Net loss during the year	-	-	-	-	(322,426)	-	(322,426)
Balance as on December 31, 2019	1,000	1	46,203,716	3,532,757	(3,859,183)	3,999	(322,426)
Net loss during the year	-	-	-	-	(73,609)	-	(73,609)
Balance as on December 31, 2020	1,000	1	46,203,716	3,532,757	(3,932,792)	3,999	(396,035)
Net loss during the year	-	-	-	-	(735)	-	(735)
Balance as on March 31, 2021	1,000	1	46,203,716	3,532,757	(3,933,527)	3,999	(396,770)

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
March 31, 2021

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $ 3,933,527 as on the reporting date and there was no revenue since inception. Since this company is not a fully reporting company and is filing the reports voluntarily, the Company is currently filing the unaudited financial statements and wait for the audited financial statements

The Company is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

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
March 31, 2021

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

Product Concentration

As part of real estate development, this company can sell the well laid-out paper lots (a parcel with an approved tract map which is essentially a level of entitlements) as approved by the city and/or use the paper lots for building (a) single family homes; (b) multi-family homes; and/or (c) Rent-To-Build Homes.

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
March 31, 2021

Advertising

The Company expenses advertising costs as incurred. The Company did not spend any money for the advertising, during the reporting period.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation- Stock Compensation, Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation because of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made.

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

3 LOAN FROM RELATED PARTY

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

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
March 31, 2021

Additional paid in capital

Additional paid in capital is attributable to Series A preferred stock.

5 RELATED PARTY TRANSACTIONS

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

No remuneration was paid to any directors or members of key management during the current reporting year

	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Compensation.	$0	$0	$0	$0

6 INCOME TAXES

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

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
March 31, 2021

	3/31/2021 USD	2020 USD
Deferred tax assets
Net operating loss carryovers	3,933,757	3,932,792
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,933,757	3,932,792
Valuation allowance	(3,933,757)	(3,932,79)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,933,757 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

7 CONTINGENCIES AND COMMITMENTS

Contingencies

NONE

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

8 SUBSEQUENT EVENTS

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

9 RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year's presentation. However, such reclassifications do not have any impact on the Company's previously reported financial results.

10 MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

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

There was no revenue during this period

Expenses during the current reporting period are $735 which is lower than $4,614 for the same reporting period of the previous year.

The net loss for the current reporting period is $735 which is also lower than $4,614 for the same reporting period of the previous year.

Liquidity and Capital Resources

During the current reporting period, the company’s liquidity was very impacted by the Pandemic caused by the Covid-19. Consequently, this company was not able to access any capital resources during the current reporting period.

Cash Flow from Operating Activities

The Company used $392 in cash for the current reporting period as against $0 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $348 as a repayable loan as a related party transaction, in the current reporting period whereas it was $0 for the same reporting period of the previous year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

This Company is receiving the administrative support and is planning to provide adequate controls and procedures in place in due course.

The book-keeping and the financial statement preparations were handled by qualified professionals and hence this management believes that there are adequate controls and procedures for the current period covered by this report which are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. It has been determined by the management that the Company has adequate segregation of duties consistent with control objectives and has also adapted various accounting policies in accounting and financial reporting with respect to the requirements and application of GAAP and SEC requirements. The Company has effective controls over the financial disclosure and reporting processes.

Management’s Report on Internal Control over Financial Reporting

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

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

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Saskya Bedoya	Date: May 10, 2021
	Timothy Barton		Saskya Bedoya
	President & Director		Treasurer & Director

