Form 10-Q
period 2021-06-30
Carnegie Development, Inc
filed 2021-07-27
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Held by Non-affiliates at Market Price as on June 30, 2021

Voting	Common Stock	6,203,716 Shares	$0.45 per Share	$2,791,672

DOCUMENTS INCORPORATED BY REFERENCE

None

Carnegie Development, INC
Balance Sheet

	6 months	12 months
	ended	ended
	06/30/21	12/31/20
	Unaudited	Unaudited
Assets
Current Assets:
Bank Account	$863	$907
Total current assets	$863	$907
Total assets	$863	$907

Liabilities
Current Liabilities:
Accounts payable	222,393	239,352
Credit Card payable	2,491	669
Loan from related party	197,828	156,921
Accrued expenses	-	-
Total Current Liabilities	422,712	396,942
Total liabilities	422,712	396,942
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on June 30, 2021 and 1,000 shares issued and outstanding on December 31, 2020	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 46,203,716 shares issued and outstanding on June 30, 2021 and 46,203,716 shares issued and outstanding on December 31, 2020	3,532,757	3,532,757
Retained Earnings	(3,958,607)	(3,932,792)
Total Stockholders' Equity	(421,850)	(396,035)
Total Liabilities & Equity	$863	$907

See accompanying notes to financial statements.

Carnegie Development, INC
Income Statement

	3 months ended		6 months ended
	30-Jun-21	30-Jun-20	30-Jun-21	30-Jun-20
	Unaudited	Unaudited	Unaudited	Unaudited
Net Revenues	0	0	0	0

Operating expenses:
Bank Charges	419	339	493
Legal & Professional	23,295	9,397	23,802	34,516
Office Supplies & Software		70	27	233
Office Expenses	349	202	689	243
State Filing Fees	800	800	800	925
Website Expenses	92		92
Total operating expenses	24,956	10,808	25,904	35,917

Operating loss	(24,956)	(10,808)	(25,904)	(35,917)

Net Gain (loss)	(24,956)	(10,808)	(25,904)	(35,917)

Net gain (loss) attributable to common stock	(24,956)	(10,808)	(25,904)	(35,917)

Earnings per share:
Basic and diluted	(0.00054)	(0.00023)	(0.00056)	(0.00078)

Basic and diluted weighted average common shares outstanding	46,203,716	46,203,716	46,203,716	46,203,716

See accompanying notes to financial statements.

Carnegie Development, INC
Cash Flow Statement
	3 months ended		6 months ended
	30-Jun-21	30-Jun-20	30-Jun-21	30-Jun-20
	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (loss)	(24,956)	(10,808)	(25,904)	(35,917)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	(12,824)	975	(11,921)	3,435
Credit Card Payable	1,113	(152)	1,113	(1,724)
Loan from related party	36,667	9,941	36,667	34,206
Accrued Expenses	(0)	(0)	(0)	0
Total Adjustments to reconcile Net Income to Net Cash provided by operations	24,956	10,764	25,859	35,917
Net cash provided by operating activities	0	(44)	(45)	(0)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	0	0	0	0

CASH FLOWS from Financing Activities

NET CASH used by Financing Activities	0	0	0	0

NET CASH INCREASE (DECREASE) For PERIOD	0	(44)	(45)	(0)
Cash, Beginning	863	84	907	84
Cash, Ending	863	84	863	84

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0	0	0
Income taxes	0	0	0	0

See accompanying notes to financial statements.

Carnegie Development, INC
Statement of sharehloders' equity

	Preferred Stock			Common Stock			Surplus
	Shares	Value	Addl.	Shares	Value	Addl	(Deficit)	Net worth
Balance, January 1, 2019	1000	$1	$3,999	41,153,156	$2,270,117	$1,142,640	$(3,536,757)	$(120,000)
Share Issuance				5,050,560	$1,262,640			$1,262,640
Converted into Shares						$(1,142,640)		$(1,142,640)
Net Income (Loss)							$(322,426)	$(322,426)
Balance, December 31, 2019	1,000	$1	$3,999	46,203,716	3,532,757		$(3,859,183)	$(322,426)
Net Income (Loss)							$(73,609)	$(73,609)
Balance, December 31, 2020	1,000	$1	$3,999	46,203,716	$3,532,757		$(3,932,703)	$(395,946)
Net Income (Loss)							$(25,904)	$(25,904)
Balance, June 30, 2021	1,000	$1	$3,999	46,203,716	$3,532,757		$(3,958,607)	$(421,850)

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
June 30, 2021

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $ 3,958,607 as on the reporting date and there was no revenue since inception. Since this company is not a fully reporting company and is filing the reports voluntarily, the Company is currently filing the unaudited financial statements and wait for the audited financial statements

The Company is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

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

Concentration of Credit Risks

The Company is attempting to acquire land for real estate development.

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

4 COMMON STOCK AND PREFERRED

STOCK Common Stock

The Company has one class of common stock. Each share common stock is entitled to one vote.

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

Since 2019, this company received short loans from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing the private business entity which is providing the short-term loan to this company.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

	6/30/2021 USD	2020 USD
Deferred tax assets
Net operating loss carryovers	3,958,607	3,932,792
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,958,607	3,932,792
Valuation allowance	(3,958,607)	(3,932,79)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,958,607 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

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

None

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

Going Concern

While the auditor has been questioning our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations, the company re-aligned itself to engage in land acquisition for Real Estate Development. During the current period of reporting, the Company continued to engage in its attempts to acquire land for Real Estate Development. A “going concern” opinion could impair our ability to raise the required finance for our proposed operations through the sale of debt or equity securities. However, the financial statements have been prepared assuming that the Company continues as a going concern

Results of Operations for the current reporting period, as compared to previous reporting period

There was no revenue during this period

Expenses during the current reporting period are $24,956 while it was $10,808 for the same reporting period of the previous year.

The net loss for the current reporting period is $24,956 while it was $10,808 for the same reporting period of the previous year.

Liquidity and Capital Resources

During the current reporting period, the company’s liquidity was very impacted by the Pandemic caused by the Covid-19. Consequently, this company was not able to access any capital resources during the current reporting period.

Cash Flow from Operating Activities

The Company used $0 in cash for the current reporting period as against $44 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $36,667 as a repayable loan as a related party transaction, in the current reporting period whereas it was $9,941 for the same reporting period of the previous year.

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

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Saskya Bedoya	Date: July 20, 2021
	Timothy Barton		Saskya Bedoya
	President & Director		Treasurer & Director

