Form 10-Q
period 2021-09-30
Carnegie Development, Inc
filed 2021-11-12
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number ________________

CARNEGIE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	90-0712976
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3495 Lakeside Drive, #1087 Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-345-8561

No changes / Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CDJM	None

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the lastest practicable date.

Voting	Common Stock	6,203,716 Shares

Carnegie Development, INC
Balance Sheet

	9 months	12 months
	ended	ended
	09/30/21	12/31/20
Assets	Unaudited	Unaudited
Current Assets:
Bank Account	$804	$907
Total current assets	$804	$907
Total assets	$804	$907

Liabilities
Current Liabilities:
Accounts payable	221,992	239,352
Credit Card payable	2,546	669
Loan from related party	200,372	156,921
Accrued expenses	-	-
Total Current Liabilities	424,910	396,942
Total liabilities	424,910	396,942
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on September 30, 2021 and 1,000 shares issued and outstanding on December 31, 2020	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 46,203,716 shares issued and outstanding on September 30, 2021 and 46,203,716 shares issued and outstanding on December 31, 2020	3,532,757	3,532,757
Retained Earnings	-3,960,863	-3,932,792
Total Stockholders' Equity	-424,106	-396,035
Total Liabilities & Equity	$804	$907

See accompanying notes to financial statements.

Carnegie Development, INC
Income Statement

	3 months ended		9 months ended
	30-Sep-21	30-Sep-20	30-Sep-21	30-Sep-20
	Unaudited	Unaudited	Unaudited	Unaudited
Net Revenues	0	0	0	0

Operating expenses:
Bank Charges	195	69	688	452
Legal & Professional	1,846	22,719	25,648	57,236
Office Supplies & Software		70	27	303
Office Expenses	91	763	780	1,931
State Filing Fees			925
Website Expenses			92
Total operating expenses	2,132	23,621	28,160	59,921

Operating loss	(2,132)	(23,621)	(28,160)	(59,921)

Net Gain (loss)	(2,132)	(23,621)	(28,160)	(59,921)

Net gain (loss) attributable to common stock	(2,132)	(23,621)	(28,160)	(59,921)

Earnings per share:
Basic and diluted	(0.00005)	(0.00051)	(0.00061)	(0.00130)

Basic and diluted weighted average common shares outstanding	46,203,716	46,203,716	46,203,716	46,203,716

See accompanying notes to financial statements.

Carnegie Development, INC
Cash Flow Statement

	3 months ended		9 months ended
	30-Sep-21	30-Sep-20	30-Sep-21	30-Sep-20
CASH FLOWS FROM OPERATING ACTIVITIES	Unaudited	Unaudited	Unaudited	Unaudited
Net Gain (loss)	(2,132)	(23,621)	(28,160)	(59,921)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	(400)	(325)	(14,110)	3,700
Credit Card Payable	(70)	1,007	1,216	(717)
Loan from related party	2,543	22,909	40,951	57,115
Accrued Expenses	(0)	(0)	(0)	0
Total Adjustments to reconcile Net Income to Net Cash provided by operations	2,073	23,591	28,057	60,098
Net cash provided by operating activities	(59)	(30)	(103)	177

CASH FLOW from Investing Activities

NET CASH used by Investing Activities	0	0	0	0

CASH FLOWS from Financing Activities

NET CASH used by Financing Activities	0	0	0	0

NET CASH INCREASE (DECREASE) For PERIOD	(59)	(30)	(103)	177
Cash, Beginning	863	290	907	84
Cash, Ending	804	261	804	261

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0	0	0
Income taxes	0	0	0	0

See accompanying notes to financial statements.

Carnegie Development, INC
Statement of sharehloders' equity

	Preferred Stock			Common Stock			Surplus
	Shares	Value	Addl.	Shares	Value	Addl	(Deficit)	Networth
Balance, January 1, 2019	1000	$1	$3,999	41,153,156	$2,270,117	$1,142,640	$(3,536,757)	$(120,000)
Share Issuance				5,050,560	$1,262,640			$1,262,640
Converted into Shares						$(1,142,640)		$(1,142,640)
Net Income (Loss)							$(322,426)	$(322,426)
Balance, December 31, 2019	1,000	$1	$3,999	46,203,716	3,532,757		$(3,859,183)	$(322,426)
Net Income (Loss)							$(73,609)	$(73,609)
Balance, December 31, 2020	1,000	$1	$3,999	46,203,716	$3,532,757		$(3,932,703)	$(395,946)
Net Income (Loss)							$(28,160)	$(28,160)
Balance, September 30, 2021	1,000	$1	$3,999	46,203,716	$3,532,757		$(3,960,863)	$(424,106)

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
September 30, 2021

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. As on the reporting date, there were no cash balances more than the federally insured limits.

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	9/30/2021 USD	2020 USD
Deferred tax assets
Net operating loss carryovers	3,960,863	3,932,792
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,960,863	3,932,792
Valuation allowance	(3,960,863)	(3,932,79)
Net deferred tax asset	-	-

As on the reporting date, the Company may be apply the net operating loss carryovers against the future taxable income and expires at various dates between 2029 and 2034, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

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

There was no revenue during this period

Expenses during the current reporting period are $23,621 while it was $59,921 for the same reporting period of the previous year.

The net loss for the current reporting period is $23,621 while it was $59,921 for the same reporting period of the previous year.

Liquidity and Capital Resources

While the company was very much impacted by the Pandemic caused by the Covid-19. Consequently, this company is hopeful of accessing the capital resources during the forthcoming reporting period.

Cash Flow from Operating Activities

The Company used $59 in cash for the current reporting period as against $103 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $40,951 as a repayable loan as a related party transaction, in the current reporting period whereas it was $57,115 for the same reporting period of the previous year.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guaranteed contract, derivative instrument, or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

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

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Saskya Bedoya	Date: Nov 10, 2021
	Timothy Barton		Saskya Bedoya
	President & Director		Treasurer & Director

