Form 10-K
period 2021-12-31
Carnegie Development, Inc
filed 2022-03-31
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Held by Non-affiliates at Market Price as on June 30, 2021
Voting	Common Stock	6,203,716 Shares	$1.00 per Share	$6,203,716

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

Since 2021, the company is engaged in land acquisitions for Real Estate Development and its new subsidiary engaged in – managing of construction projects for a fee.  On 22nd November 2021, the Company entered into a subscription agreement and issued 4,761,905 shares of common stock at an aggregate consideration value of $1,000,000 ($0.21 per share) to Lynn Investments LLC in consideration for acquiring 100% membership interest in Lajolla Construction Management LLC.  This acquisition was reported in Form 8-K on 7th December 2021

INDUSTRY AND MARKET DATA

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

COMPETITION

There exist five basic competitive forces, which are the threat of new market entrants, the threat of substitute products, the bargaining power of buyers, the bargaining power of suppliers, the competition within existing rivals

National Multi-family Housing Council1 ranked Alliance Residential in Phoenix, AZ as the top-ranking developer2 in 2020.

The company’s name is an acronym of “Innovation, and Excellence”.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any customers for our services as we are collaborating with various the Single Purpose Entities.

_________

1 NMHC | 2020 Top Developers List

2 A Developer is the firm responsible for the entire process related to the development of a new multifamily (defined as five or more units) rental community (including independent living and age-restricted housing). The developer controls everything from preliminary planning to obtaining financing to preparing the community for delivery to the market, and typically is responsible for selection of the builder. Units are started for the developer’s own account, and upon completion of units, the developer will be the owner of the units. This includes developers who may sell their property after the units have been leased.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party.

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

The following table describes, for the respective periods indicated, the price of our common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions. The figures below may not necessarily represent actual transactions. The share price is extracted from https://www.otcmarkets.com/stock/CDJM/overview

Fiscal 2021	High	Low
First Quarter	$3.04	$1.62
Second Quarter	$2.79	$0.41
Third Quarter	$1.99	$0.51
Fourth Quarter	$1.01	$0.05

Fiscal 2020	High	Low
First Quarter	$2.05	$1.00
Second Quarter	$3.04	$0.55
Third Quarter	$3.81	$1.12
Fourth Quarter	$2.30	$1.37

Number of shareholders

On record, there are 227 shareholders of our Common Stock as of 25st March 2022.

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

Going Concern

By the acquisition on 22nd November 2021, this Company entered into a regular business and for the first time, this Company reported revenue from its wholly owned subsidiary. This Company asserts its ability as a Going Concern.

Results of Operations for the current reporting period, as compared to previous reporting period

Revenue during the current reporting period is $22,400, as compared to $0 for the previous year

Expenses during the current reporting period are $36,112 which is lower than $73,609 for the previous year.

The net loss for the current year is $13,712 lower than $73,609 for the previous year.

Liquidity and Capital Resources

During the two months of November and December 2021, the wholly owned subsidiary reported $22,400 revenue, which is a positive sign for liquidity. However, this Company may need at least a year or two to achieve stronger liquidity

With the deposit of $1 million by the wholly owned subsidiary, the Company’s resources can yield higher return on investments. However, the Company’s activities are in the real estate development and hence, the industry trends may impact the capital resources

Cash Flow from Operating Activities

The Company used $109,279 in cash for the current reporting period as against $65,687 in the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in the previous year.

Cash Flow from Financing Activities

The Company received $80,159 as a repayable loan from as a related party transaction, in the current reporting period whereas it was $66,510 in the previous year

Off-Balance Sheet Arrangements

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

Stock Based Compensation—The Company follows the fair value recognition provisions of FAS 123®. Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS

The Company chose to publish the unaudited financial statements for the current reporting period while the audit can be completed in due course when the Company has sufficient inflow of cash

CARNEGIE DEVELOPMENT INC

FINANCIAL STATEMENTS

Carnegie Development, INC
Consolidated Balance Sheet (Unaudited)

	As of 31st December
	2021	2020
Assets
Current Assets:
Bank Account	1,036	907
Deposit	1,200,000
Account Receivable	20,000
Prepaid Exp	4,125
Total current assets	1,225,161	907
Total assets	1,225,161	907

Liabilities
Current Liabilities:
Accounts payable	269,580	239,352
Credit Card payable	3,024	669
Loan from related party	206,679	156,921
Total Current Liabilities	479,283	396,942
Long Term Liabilities:
EDIL Loan from SBA	150,000
Interest accrued on loan	5625
Total Long Term Liabilities	155,625	0
Total liabilities	634,908	396,942
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on December 31, 2021 and 1,000 shares issued and outstanding on December 31, 2020	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 50,965,621 shares issued and outstanding on December 31, 2021 and 46,203,716 shares issued and outstanding on December 31, 2020	4,532,757	3,532,757
Retained Earnings	-3,946,504	-3,932,792
Total Stockholders' Equity	590,253	-396,035
Total Liabilities & Equity	1,225,161	907

Carnegie Development, INC

Consolidated Income Statement (Unaudited)

	For the Year Ended
	31st December
	2021	2020

Net Revenues	22,400	0

Operating expenses:
Bank Charges	532	172
Dues & Subscription	1,375	3,872
Interest Exp	938
Legal & Professional	28,698	63,554
Office Exp	2,552	303
Taxes & Licenses	952	1,275
Website Exp	1,065	4,433
Total operating expenses	36,112	73,609

Net Gain (loss)	(13,712)	(73,609)

Net gain (loss) attributable to common stock	(13,712)	(73,609)

Earnings per share:
Basic and diluted	(0.00027)	(0.00159)

Basic and diluted weighted average common shares outstanding	50,965,621	46,203,716

Carnegie Development, INC
Consolidated Cash Flow Statement (Unaudited)

	For the Year Ended
	31st December
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020

Net Gain (loss)	(13,712)	(73,609)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	(73,797)	8,977
Accounts Receivable	(20,000)
Credit Card Payable	2,355	(1,055)
Prepaid Exp	(4,125)

Total Adjustments to reconcile Net Income to Net Cash provided by operations	(95,567)	7,922
Net cash provided by operating activities	(109,279)	(65,687)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities

CASH FLOWS from Financing Activities	80,159	66,510

NET CASH used by Financing Activities	80,159	66,510

NET CASH INCREASE (DECREASE) For PERIOD	(29,120)	823
Cash, Beginning	30,156	84
Cash, Ending	1,036	907

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0
Income taxes	0	0

Carnegie Development, INC
Consolidated Statement of shareholders' equity

	Preferred Stock			Common Stock			Surplus
	Shares	Value	Addl.	Shares	Value	Addl.	(Deficit)	Net-worth

Balance, January 1, 2019	1000	$1	$3,999	41,153,156	$2,270,117	$1,142,640	$(3,536,757)	$(120,000)
Share Issuance	-	-	-	5,050,560	$1,262,640	-	-	$1,262,640
Converted into Shares	-	-	-	-	-	$(1,142,640)	-	$(1,142,640)
Net Income (Loss)	-	-	-	-	-	-	$(322,426)	$(322,426)
Balance, December 31, 2019	1,000	$1	$3,999	46,203,716	3,532,757	-	$(3,859,183)	$(322,426)
Net Income (Loss)	-	-	-	-	-	-	$(73,609)	$(73,609)
Balance, December 31, 2020	1,000	$1	$3,999	46,203,716	$3,532,757	-	$(3,932,792)	$(396,035)
Share Issuance	-	-	-	4,761,905	$1,000,000	-	-	$1,000,000
Net Income (Loss)	-	-	-	-	-	-	$(13,712)	$(13,712)
Balance, December 31, 2021	1,000	$1	$3,999	50,965,621	$4,532,757	-	$(3,946,504)	$590,253

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $3,946,504 as on the reporting date and there was no revenue since inception. Since this company is not a fully reporting company and is filing the reports voluntarily, the Company is currently filing the unaudited financial statements and wait for the audited financial statements

The Company is also seeking debt or equity financing to fund its development plan although no financing arrangements are currently in place and the Company can provide no assurance that financing will be available on acceptable terms. However, the management believes that the actions for (a) obtaining the additional funds and (b) implementing its strategic plans, provide the opportunity for the Company to continue as a going concern.

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

The authorized number of shares of common stock of the Company on the reporting date was 250,000,000 shares with a par value per share of $0.00001. Authorized shares that have been issued and outstanding are 50,965,621 as on the reporting date. Past dues were settled by share issuance as reflected in Statement of Shareholders equity.

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

No remuneration was paid to any directors or members of key management during the current reporting year

	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Compensation.	$0	$0	$0	$0

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follow

	2021	2020
Deferred tax assets	USD	USD
Net operating loss carryovers	3,946,504	3,932,792
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,946,504	3,932,792
Valuation allowance	(3,946,504)	(3,932,792)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,946,504 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

6. Acquisition

On November 22, 2021, the Company entered into a Subscription Agreement and issued 4,761,905 shares of Common Stock at an aggregate consideration value of $1,000,000 ($0.21 per share) to Lynn Investments, LLC, a Texas limited liability company, in consideration for acquiring 100% of the membership interest in Lajolla Construction Management, LLC (“Lajolla”), a Texas limited liability company.  Lajolla is engaged in the business of management of construction projects for a fee.  This acquisition was reported in Form 8-K on December 07, 2021.

The Operating Income of the wholly owned subsidiary is consolidated from the date of acquisition to the balance sheet date, as below

Income Statement	From 1st January 2021 to 23rd November 2021			From 23rd November 2021 to 31st December 2021			From 1st January 2021 to 31st December 2021
	CDJM	LCM	Combined	CDJM	LCM	Combined	CDJM	LCM	Combined

Net Revenues			-		22,400	22,400		22,400	22,400

Operating expenses:
Bank Charges	421		421	111		111	532		532
Dues & Subscription	1,375		1,375			-	1,375		1,375
Interest Exp			-		937	938		938	938
Legal & Professional	25,516		25,516	3,183		3,183	28,699		28,699
Office Exp	1,157		1,157	275	1,119	1,394	1,433	1,119	2,552
Taxes & Licenses	952		952	-		-	952		952
Website Exp	888		888	177		177	1,065		1,065

Total operating expenses	30,309	-	30,309	3,747	2,056	5,803	34,056	2,056	36,112

Operating Income/Loss	(30,309)	-	(30,309)	(3,747)	20,344	16,597	(34,056)	20,344	(13,712)

Net Gain (loss)	(30,309)	-	(30,309)	(3,747)	20,344	16,597	(34,056)	20,344	(13,712)

The Details of Balance sheet consolidation as on date of acquisition, but before the share issuance, are as below:

Balance Sheet	CDJM	LCM	Combined
Assets	22-Nov-21	22-Nov-21	22-Nov-21
Current Assets:
Bank Account	804	1,351	2,155
Deposit	-	1,200,000	1,200,000
Prepaid Exp	4,125	-	4,125
Total current assets	4,929	1,201,351	1,206,280
Total assets	4,929	1,201,351	1,206,280

Liabilities
Current Liabilities:
Accounts payable	222,458	46,664	269,122
Credit Card payable	2,731		2731
Loan from related party	206,083		206,083
Total Current Liabilities	431,272	46,664	477,936
Long Term Liabilities:
EDIL Loan from SBA		150,000	150,000
Interest accured on SBA Loan		4687	4687
Total Long Term Liabilities	0	150000	150000
Total liabilities	431,272	201,351	632,624
Stockholders' Equity
Series A preferred stock	4,000		4,000
Common stock	3,532,757	1,000,000	4,532,757
Retained Earnings	-3,963,101		-3,963,101
Total Stockholders' Equity	-426,344	1,000,000	573,656
Total Liabilities & Equity	4,929	1,201,351	1,206,280

The Details of Balance sheet consolidation as on the balance sheet date are as below

Balance Sheet	CDJM	LCM	Combined
Assets	31-Dec-21	31-Dec-21	31-Dec-21
Current Assets:
Bank Account	804	233	1,036
Deposit	-	1,200,000	1,200,000
Prepaid Exp	4,125	-	4,125
Accounts Receivable		20,000	20,000
Total current assets	4,929	1,220,233	1,225,161
Investment In Subsidiary	1,000,000		1,000,000
Total assets	1,004,929	1,220,233	2,225,161

Liabilities
Current Liabilities:
Accounts payable	225,316	44,264	274,268
Credit Card payable	3,024		3024
Loan from related party	206,679		206,679
Total Current Liabilities	435,019	44,264	479,283
Long Term Liabilities:
EDIL Loan from SBA		150,000	150,000
Interest accured on SBA Loan		5625	5625
Total Long Term Liabilities	0	155625	155625
Total liabilities	435,019	199,889	634,908
Stockholders' Equity
Series A preferred stock	4,000		4,000
Common stock	4,532,757	1,000,000	5,532,757
Retained Earnings	-3,966,848	20,344	-3,946,504
Total Stockholders' Equity	569,909	1,020,344	1,590,253
Total Liabilities & Equity	1,004,928	1,220,233	2,225,161

7. CONTINGENCIES AND COMMITMENTS

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

8. SUBSEQUENT EVENTS

None

9. RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year's presentation. However, such reclassifications do not have any impact on the Company's previously reported financial results.

10. MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

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

Timothy Barton	CEO	1st October, 2019
Robert W Bueker	CFO	1st October, 2019
Murugan Venkat	Secretary	22nd January 2019
Murugan Venkat	Treasurer	22nd November 2021

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

Based solely on our review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended 31st December 2021, none of the officers, directors and more than 10% beneficial owners have filed Form 5 with the SEC.

Broadview Holdings LLC is the majority shareholder but does not involve in the day-to-day activities of the Company and hence is a passive ownership.

Code of Ethics

We have adopted a code of ethics for our principal executive officers.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of 31st December 2021 were “independent” within the meaning of such rules.

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

Name of Officer/Director or Control Person	Affiliation with Company (e.g., Officer Title /Director/ Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Timothy Barton	Director	Dallas, TX	0	Common	0
Robert W Bueker	Officer	Dallas, TX	0	Common	0

Murugan Venkat	Director	Hollywood, FL	0	Common	0
Broadview Holdings	Owner of more than 5%	Dallas, TX	40000000	Common	78.48%
Broadview Holdings	Owner of more than 5%	Dallas, TX	1000	Series A Preferred Stock	100%
Cynergy Development Advisers LLC	Owner of more than 5%	Dallas, TX	4948854	Common
Lynn Investments LLC	Owner of more than 5%	Dallas, TX	4761905	Common	9.34%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the current reporting period, $206,679 is owed for the related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

2019 Financial Statements were audited by Yusufali & Associates LLC and this Company paid $10,000 as the audit fees for the 2019 audit, in 2020. Both 2020 and 2021 Financial Statements are un-audited.

ITEM 15. EXHIBITS.

Exhibit No.	Description
31.1*	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:		Date: 27th March 2022
	Timothy Barton		Robert W Bueker
	President & Director (Principal Executive Officer)		CFO (Principal Financial Officer)

