Form 10-Q
period 2022-03-31
Carnegie Development, Inc
filed 2022-05-02
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Held by Non-affiliates at Market Price as on March 31, 2022

Voting	Common Stock	6,203,716 Shares	$0.07 per Share	$434,260

DOCUMENTS INCORPORATED BY REFERENCE

None

Carnegie Development, INC
Consolidated Balance Sheet (Unaudited)

Assets	Mar-22	Dec-21
Current Assets:
Bank Account	1,036	1,036
Deposit	1,200,000	1,200,000
Account Receivable	65,000	20,000
Prepaid Exp	2,750	4,125
Total current assets	1,268,786	1,225,161
Total assets	1,268,786	1,225,161

Liabilities
Current Liabilities:
Accounts payable	272,643	269,580
Credit Card payable	1,250	3,024
Loan from related party	209,358	206,679
Total Current Liabilities	483,252	479,283
Long Term Liabilities:
EDIL Loan from SBA	150,000	150,000
Interest accured on loan	7031	5625
Total Long Term Liabilities	157,031	155,625
Total liabilities	640,283	634,908
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on March 31, 2022 and 1,000 shares issued and outstanding on December 31, 2021	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 50,965,621 shares issued and outstanding on March 31, 2022 and 50,965,621 shares issued and outstanding on December 31, 2021	4,532,757	4,532,757
Retained Earnings	-3,908,254	-3,946,504
Total Stockholders' Equity	628,503	590,253
Total Liabilities & Equity	1,268,786	1,225,161

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Income Statement (Unaudited)

	For 3 months ended
	Mar-22	Mar-21
Net Revenues	45,000	0

Operating expenses:
Bank Charges	68	73
Dues & Subscription	1,375	305
Interest Exp	1,406	0
Legal & Professional	3,337	169
Office Exp	439	63
Taxes & Licenses	125	125
Website Exp	0	0
Total operating expenses	6,750	735

Net Gain (loss)	38,250	(735)

Net gain (loss) attributable to common stock	38,250	(735)

Earnings per share:
Basic and diluted	0.00075	(0.00002)

Basic and diluted weighted average common shares outstanding	50,965,621	46,203,716

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Cash Flow Statement (Unaudited)

	For 3 months ended
CASH FLOWS FROM OPERATING ACTIVITIES	Mar-22	Mar-21
Net Gain (loss)	38,250	(735)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	3,063	169
Accounts Receivable	(45,000)
Credit Card Payable	(1,774)	173
Prepaid Exp	1,375
Total Adjustments to reconcile Net Income to Net Cash provided by operations	(42,336)	342
Net cash provided by operating activities	(4,086)	(393)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities

CASH FLOWS from Financing Activities	4,086	348

NET CASH used by Financing Activities	4,086	348

NET CASH INCREASE (DECREASE) For PERIOD	0	(45)
Cash, Beginning	1,036	907
Cash, Ending	1,036	863

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0
Income taxes	0	0

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Statement of sharehloders' equity

	Preferred Stock			Common Stock			Surplus
	Shares	Value	Addl.	Shares	Value	Addl	(Deficit)	Networth
Balance, January 01, 2020	1,000	$1	$3,999	46,203,716	3,532,757		$(3,859,183)	$(322,426)
Net Income (Loss)							$(73,609)	$(73,609)
Balance, December 31, 2020	1,000	$1	$3,999	46,203,716	$3,532,757		$(3,932,792)	$(396,035)
Share Issuance				4,761,905	$1,000,000			$1,000,000
Net Income (Loss)							$(13,712)	$(13,712)
Balance, December 31, 2021	1,000	$1	$3,999	50,965,621	$4,532,757		$(3,946,504)	$590,253
Net Income (Loss)							38,250	38,250
Balance, March 31, 2022	1,000	$1	$3,999	$50,965,621	$4,532,757		(3,908,254)	$628,503

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
March 31, 2022

1. NATURE OF OPERATIONS AND BASIS OFPRESENTATION

Carnegie Development Inc., is a publicly held entity which has its common stock available for trading under the symbol, “CDJM”

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $3,908,254 as on the reporting date. During the reporting period, the company earned $45,000 in revenue and the net profit is $38,250. In the coming years, the company may have more earnings.

With a positive net profit, this company is satisfying the requirement as a going concern.

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

Since 2019, this company is receiving short loan from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing the private business entity which is providing the short-term loan to this company. $209,358 is discloses in the balance sheet.

No remuneration was paid to any directors or members of key management during the current reporting year

	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Compensation.	$0	$0	$0	$0

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follow

	31st March 2022	31st December 2021
Deferred tax assets	USD	USD
Net operating loss carryovers	3,908,254	3,946,504
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,908,254	3,946,504
Valuation allowance	(3,908,254)	(3,946,504)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,908,254 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

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

None

8. RESTATEMENT OF PRIOR YEAR COMPARATIVES

Certain figures for the previous year were regrouped/reclassified, wherever necessary, to conform to current year's presentation. However, such reclassifications do not have any impact on the Company's previously reported financial results.

9. MANAGEMENT ASSERTIONS ON CRITICAL AUDIT MATTERS

Manuals and handbooks: Absence of written manuals and handbooks is the concern by the audit. Since the Company is involving experienced professionals for the day-to-day operations, the need for specialized training was not felt. So also, the need for the written manuals and handbooks. However, the Management is aware of the need for standard operating procedures to educate and train its growing general staff.

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

Going Concern

By the acquisition on 22nd November 2021, this Company entered into a regular business and the Company reports revenue from its wholly owned subsidiary. This Company assert its ability as a Going Concern. And the financial statements are prepared assuming that the Company continues as a going concern

Results of Operations for the current reporting period, as compared to previous reporting period

Revenue during the current reporting period is $45,000 while it was $0 for the same reporting period of the previous year.

Expenses during the current reporting period are $6,750 while it was $735 for the same reporting period of the previous year.

The net profit for the current reporting period is $38,250 while it was $-735 for the same reporting period of the previous year.

Liquidity and Capital Resources

During the current reporting period, the wholly owned subsidiary reported $45,000 in revenue, which is a positive sign for liquidity. However, this Company may need at least a year or two to achieve stronger liquidity

With the deposit of $1 million by the wholly owned subsidiary, the Company’s resources can yield higher return on investments. However, the Company’s activities are in the real estate development and hence, the industry trends may impact the capital resources

Cash Flow from Operating Activities

The Company used $4,086 in cash for the current reporting period as against $393 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $4,086 as a repayable loan as a related party transaction, in the current reporting period whereas it was $348 for the same reporting period of the previous year.

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

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Robert Bueker	Date: Apr 27, 2022
	Timothy Barton		Robert W Bueker
	President & Director		Treasurer & Director

