Form 10-Q
period 2022-06-30
Carnegie Development, Inc
filed 2022-07-27
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Held by Non-affiliates at Market Price as on June 30, 2022

Voting	Common Stock	6,203,716 Shares	$0.85 per Share	$5,273,159

DOCUMENTS INCORPORATED BY REFERENCE

None

Carnegie Development, INC
Consolidated Balance Sheet (Unaudited)

Assets	Jun-22	Dec-21
Current Assets:
Bank Account	-	1,036
Deposit	1,200,000	1,200,000
Account Receivable	110,000.00	20,000
Prepaid Exp	1,375	4,125.00
Total current assets	1,311,375	1,225,161
Total assets	1,311,375	1,225,161

Liabilities
Current Liabilities:
Accounts payable	270,438	269,580
Credit Card payable	1,470	3,024
Loan from related party	292,815	206,679
Total Current Liabilities	564,723	479,283
Long Term Liabilities:
EDIL Loan from SBA	150,000	150,000
Interest accured on loan	8,437	5,625
Total Long Term Liabilities	158,437	155,625
Total liabilities	723,160	634,908
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on June 30, 2022 and 1,000 shares issued and outstanding on December 31, 2021	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 50,965,621 shares issued and outstanding on June 30, 2022 and 50,965,621 shares issued and outstanding on December 31, 2021	4,532,757	4,532,757
Retained Earnings	(3,948,542)	(3,946,504)
Total Stockholders' Equity	588,215	590,253
Total Liabilities & Equity	1,311,375	1,225,161

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Income Statement (Unaudited)

	For 3 months ended		For 6 months ended
	Jun-22	Jun-21	Jun-22	Jun-21
Net Revenues	45,000	-	90,000	-

Operating expenses:
Bank Charges	347	419	415	493
Dues & Subscription	1,375		2,750
Interest Exp	1,406		2,812
Legal & Professional	79,655	23,295	82,992	23,802
Office Exp	234	349	673	716
Taxes & Licenses	800	800	925	800
Website Exp	1,472	93	1,472	93
Total operating expenses	85,289	24,956	92,039	25,904

Net Gain (loss)	(40,289)	(24,956)	(2,039)	(25,904)

Net gain (loss) attributable to common stock	(40,289)	(24,956)	(2,039)	(25,904)

Earnings per share:
Basic and diluted	(0.00079)	(0.00054)	(0.00004)	(0.00056)

Basic and diluted weighted average common shares outstanding	50,965,621	46,203,716	50,965,621	46,203,716

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Cash Flow Statement (Unaudited)

	For 3 months ended		For 6 months ended
	Jun-22	Jun-21	Jun-22	Jun-21
Net Gain (loss)	(40,289)	(24,956)	(2,039)	(25,904)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	(2,205)	(12,824)	858	(11,920)
Accounts Receivable	(45,000)		(90,000)
Credit Card Payable	219	1,113	(1,555)	1,113
Prepaid Exp	1,375		2,750
Total Adjustments to reconcile Net Income to Net Cash provided by operations	(45,611)	-11,711	(87,947)	-10,807
Net cash provided by operating activities	(85,900)	(36,667)	(89,986)	(36,711)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities

CASH FLOWS from Financing Activities	84,864	36,667	88,950	36,667

NET CASH used by Financing Activities	84,864	36,667	88,950	36,667

NET CASH INCREASE (DECREASE) For PERIOD	(1,036)	0	(1,036)	(44)
Cash, Beginning	1,036	863	1,036	907
Cash, Ending	(0)	863	(0)	863

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0	0	0
Income taxes	0	0	0	0

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Statement of Shareholders' Equity

	Preferred Stock			Common Stock		Surplus
	Shares	Value	Addl.	Shares	Value	(Deficit)	Net worth
Balance, January 01, 2020	1,000	1	3,999	46,203,716	3,532,757	(3,859,183)	(322,426)
Net Income (Loss)						(73,609)	(73,609)
Balance, December 31, 2020	1,000	1	3,999	46,203,716	3,532,757	(3,932,792)	(396,035)
Share Issuance				4,761,905	1,000,000		1,000,000
Net Income (Loss)						(13,712)	(13,712)
Balance, December 31, 2021	1,000	1	3,999	50,965,621	4,532,757	(3,946,504)	590,254
Net Income (Loss)						(2,039)	(2,039)
Balance, June 30, 2022	1,000	1	3,999	50,965,621	4,532,757	(3,948,543)	588,215

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
June 30, 2022

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $3,948,542 as on the reporting date. During the reporting period, the company earned $45,000 in revenue and the net profit is $-40,289. In the coming years, the company may have more earnings.

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

Since 2019, this company is receiving short loan from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing the private business entity which is providing the short-term loan to this company. $292,815 is discloses in the balance sheet.

No remuneration was paid to any directors or members of key management during the current reporting year

	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Compensation.	$0	$0	$0	$0

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follow

	2022	2021
Deferred tax assets	USD	USD
Net operating loss carryovers	3,948,542	3,946,504
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,948,542	3,946,504
Valuation allowance	(3,948,542)	(3,946,504)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,948,542 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

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

Revenue during the current reporting period are $45,000 while it was $0 for the same reporting period of the previous year.

Expenses during the current reporting period are $85,289 while it was $24956 for the same reporting period of the previous year.

The net profit for the current reporting period is $-40,289 while it was $-24,956 for the same reporting period of the previous year.

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

The Company used $85,900 in cash for the current reporting period as against $36,667 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $84,864 as a repayable loan as a related party transaction, in the current reporting period whereas it was $36,667 for the same reporting period of the previous year.

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

Carnegie Development, Inc.

By:	/s/ Timothy Barton	By:	/s/ Robert Bueker	Date: July 25, 2022
	Timothy Barton		Robert W Bueker
	President & Director		Chief Financial Officer

