Form 10-Q
period 2022-09-30
Carnegie Development, Inc
filed 2022-11-14
CIK 1024095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sep 30, 2022

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

Held by Non-affiliates at Market Price as on Sep 30, 2022

Voting	Common Stock	6,203,716 Shares	$0.06 per Share	$372,223

DOCUMENTS INCORPORATED BY REFERENCE

None

Carnegie Development, INC
Consolidated Balance Sheet (Unaudited)

Assets	Sep-22	Dec-21
Current Assets:
Bank Account	-	1,036
Deposit	1,200,000	1,200,000
Account Receivable	155,000.00	20,000
Prepaid Exp	5,500	4,125.00
Total current assets	1,360,500	1,225,161
Total assets	1,360,500	1,225,161

Liabilities
Current Liabilities:
Accounts payable	271,595	269,580
Credit Card payable	1,028	3,024
Loan from related party	300,431	206,679
Total Current Liabilities	573,054	479,283
Long Term Liabilities:
EDIL Loan from SBA	150,000	150,000
Interest accured on loan	9,844	5,625
Total Long Term Liabilities	159,844	155,625
Total liabilities	732,898	634,908
Stockholders' Equity
Series A preferred stock: 1,000 shares authorized, par value $0.001 per share; 1,000 shares issued and outstanding on Sep 30, 2022 and 1,000 shares issued and outstanding on December 31, 2021	4,000	4,000
Common stock: 250,000,000 shares authorized, par value $0.0001 per share, 50,965,621 shares issued and outstanding on Sep 30, 2022 and 50,965,621 shares issued and outstanding on December 31, 2021	4,532,757	4,532,757
Retained Earnings	(3,909,155)	(3,946,504)
Total Stockholders' Equity	627,602	590,253
Total Liabilities & Equity	1,360,500	1,225,161

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Income Statement (Unaudited)

	For 3 months ended		For 9 months ended
	Sep-22	Sep-21	Sep-22	Sep-21
Net Revenues	45,000	-	135,000	-

Operating expenses:
Bank Charges	(41)	195	374	688
Dues & Subscription	1,467		4,217
Interest Exp	1,406		4,218
Legal & Professional	2,639	1,846	85,631	25,648
Office Exp	105	91	778	807
Taxes & Licenses	0	0	925	925
Website Exp	37	0	1,509	92
Total operating expenses	5,613	2,132	97,652	28,160

Net Gain (loss)	39,387	(2,132)	37,348	(28,160)

Net gain (loss) attributable to common stock	39,387	(2,132)	37,348	(28,160)

Earnings per share:
Basic and diluted	0.00077	(0.00005)	0.00073	(0.00061)

Basic and diluted weighted average common shares outstanding	50,965,621	46,203,716	50,965,621	46,203,716

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Cash Flow Statement (Unaudited)

	For 3 months ended		For 9 months ended
	Sep-22	Sep-21	Sep-22	Sep-21
Net Gain (loss)	39,387	(2,132)	37,348	(28,160)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Accounts Payable	1,157	(400)	2,015	(14,110)
Accounts Receivable	(45,000)		(135,000)
Credit Card Payable	(442)	(70)	(1,997)	1,216
Prepaid Exp	(4,125)		(1,375)
Total Adjustments to reconcile Net Income to Net Cash provided by operations	(48,410)	(470)	(136,357)	(12,894)
Net cash provided by operating activities	(9,023)	(2,602)	(99,009)	(41,054)

CASH FLOW from Investing Activities

NET CASH used by Investing Activities

CASH FLOWS from Financing Activities	9,023	2,543	97,973	40,951

NET CASH used by Financing Activities	9,023	2,543	97,973	40,951

NET CASH INCREASE (DECREASE) For PERIOD	(0)	(59)	(1,036)	(103)
Cash, Beginning	0	863	1,036	907
Cash, Ending	0	804	0	804

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	0	0	0	0
Income taxes	0	0	0	0

See accompanying notes to financial statements.

Carnegie Development, INC
Consolidated Statement of Shareholders' Equity

	Preferred Stock			Common Stock			Surplus
	Shares	Value	Addl.	Shares	Value	Add	(Deficit)	Net worth
Balance, January 01, 2020	1,000	1	3,999	46,203,716	3,532,757		(3,859,183)	(322,426)
Net Income (Loss)							(73,609)	(73,609)
Balance, December 31, 2020	1,000	1	3,999	46,203,716	3,532,757		(3,932,792)	(396,035)
Share Issuance				4,761,905	1,000,000			1,000,000
Net Income (Loss)							(13,712)	(13,712)
Balance, December 31, 2021	1,000	1	3,999	50,965,621	4,532,757		(3,946,504)	590,254
Net Income (Loss)							37,348	37,348
Balance, Sep 30, 2022	1,000	1	3,999	50,965,621	4,532,757		(3,909,156)	627,602

See accompanying notes to financial statements.

CARNEGIE DEVELOPMENT INC
NOTES TO FINANCIAL STATEMENTS
Sep 30, 2022

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

On Friday 5th June 2020, FINRA approved the name change as well as the symbol change. The new CUSSIP is 14350V108

Going concern

The Company has an accumulated deficit of $3,909,155 as on the reporting date. During the reporting period, the company earned $45,000 in revenue and the net profit is $39,387. In the coming years, the company may have more earnings.

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

Since 2019, this company is receiving short loan from a private business entity to pay the bills. The Chairman & the CEO of this company is also managing the private business entity which is providing the short-term loan to this company. $300,431 is disclosed in the balance sheet.

No remuneration was paid to any directors or members of key management during the current reporting year

	Q3 2022	Q2 2022	Q1 2022	Q4 2021
Compensation.	$0	$0	$0	$0

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

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

A reconciliation of the Company's effective tax rate to the statutory federal rate is as follow

	2022	2021
Deferred tax assets	USD	USD
Net operating loss carryovers	3,909,155	3,946,504
Stock-based compensation	-	-
Other temporary differences	-	-
Total deferred tax assets	3,909,155	3,946,504
Valuation allowance	(3,909,155)	(3,946,504)
Net deferred tax asset	-	-

As on the reporting date, the Company had net operating loss carryovers of $3,909,155 that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all the deferred tax asset may not be realized.

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

Expenses during the current reporting period are $5,613 while it was $2,132 for the same reporting period of the previous year.

The net profit for the current reporting period is $39,387 while it was $-2,132 for the same reporting period of the previous year.

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

The Company used $9,023 in cash for the current reporting period as against $2,602 for the same reporting period of the previous year.

Cash Flow from Investing Activities

The Company neither used nor received any further from the investing activities for the current reporting period and it is the same in for the same reporting period of the previous year.

Cash Flow from Financing Activities

The Company received $9,023 as a repayable loan as a related party transaction, in the current reporting period whereas it was $2,543 for the same reporting period of the previous year.

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

In general, there have been no changes in our system of internal controls over financial reporting during the current period of reporting, while the management has been constantly reviewing and eliminating any area of material weakness. Management believes that the Company has adequate internal control over financial reporting.

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

Carnegie Development, Inc.

By:	/s/ Robert Bueker	Date: Oct 13, 2022
Robert W Bueker
Chief Executive and Financial Officer

